Form 10QSB
period 1993-03-31
STYLEX HOMES INC
filed 1998-06-23
CIK 95047

SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended:  March 31, 1993                  Commission File #0-5388

                               STYLEX HOMES, INC.
             (Exact Name of Registrant as Specified in its Charter)

New York                                                     16-0961436
(State or other jurisdiction                                 (IRS Employer
or other incorporation)                                      Identification No.)


                  3035 Main Street, Voorhees, New Jersey 08043
             (Address and Telephone Number of Registrant's Principal
               Executive Offices and Principal Place of Business)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                              Yes ______ No ___X___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock $.01 Par Value - 208,151 shares as of March 31, 1993

                                      INDEX

                               STYLEX HOMES, INC.


PART I:  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS (UNAUDITED)

         Balance Sheet - March 31, 1993

         Statement of Income and Accumulated Deficit - From January 1, 1993 to March 31, 1993

         Statement of Cash Flows

ITEM 2: MANAGEMENT'S DISSCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

PART II: OTHER INFORMATION

ITEM 6:  Exhibits and Reports on Form 8-K

PART I:  FINANCIAL INFORMATION

                                                                   BALANCE SHEET

                                                                  March 31, 1993

ASSETS

Total Assets

LIABILITIES AND STOCKHOLDERS' EQUITY

Total Liabilities                                                         $0.00

         Stockholder's Equity
         Common Stock, $.001 par value
         100,000,000 shares, issued 208,151                           98,000.00
         Additional paid-in capital                                1,711,140.00
         Retained earnings (deficit)                              (1,730,065.00)
                                                                   -------------
                                                                      57,427.00

Less:    Treasury Stock 31,600
         Shares, at cost                                             (79,075.00)
         Total Stockholders' Deficit                                $(21,648.00)
                                                                    -----------
                                                                         $00.00

                   STATEMENT OF INCOME AND ACCUMULATED DEFICIT

                         For the Period January 1, 1993
                                To March 31, 1993


Revenue

         Interest                                                        $0.00

Operating Expenses

         Professional Fees                                                0.00

New Income (Loss)                                                         0.00

Accumulated Deficit

         Beginning of Period                                      (1,730,065.00)
         End of Period                                           $(1,730,065.00)
                                                                 ==============

                             STATEMENT OF CASH FLOWS

                         For the Period January 1, 1993
                                To March 31, 1993


Cash Flows from Operating Activities                         0

Cash Flows from Financing Activities                         0

Cash Flows from Investing Activities                         0

Net Cash Flows from All Activities                           0

Cash - January 1, 1993                                       0

Cash - March 31, 1993                                       -0-
                                                            ===

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 March 31, 1993


NOTE A:  BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10Q and Article 10 of regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1993, are not necessarily indicative of the results that may be expected for the year ended December 31, 1993.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS

On March 31, 1993, the Registrant was not engaged in any business activity and since that date such status remains unchanged. The director of the Registrant has been evaluating operating business on behalf of the Registrant for possible acquisition by the Registrant since the dates upon which they became directors of the Registrant. There can be no assurance that management will be able to consummate an acquisition or merger on behalf of the Registrant.

At March 31, 1993, the Registrant had no material commitments for capital expenditures.

PART II:  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8K

The Company did not file any reports on Form 8K during the three months ended March 31, 1993.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               STYLEX HOMES, INC.



Dated:  June 8, 1998                           /S/ Jerry Cole
                                               Jerry Cole
                                               President, Treasurer, Director,
                                               Chief Accounting Officer

                        STYLEX HOMES, INC. AND SUBSIDIARY
                            (A New York Corporation)

                          (A Development Stage Company)


                              FINANCIAL STATEMENTS



                                 March 31, 1993




                                 BRAD B. HAYNES
                           Certified Public Accountant

                        STYLEX HOMES, INC. AND SUBSIDIARY
                            (A New York Corporation)

                          (A Development Stage Company)


                                TABLE OF CONTENTS

                                 March 31, 1993


                                                                           Page

Accountant's Compilation Report                                              1


Consolidated Balance Sheet                                                   2


Statement of Consolidated Income and Retained Earnings (Deficit)             3


Consolidated Statement of Cash Flows                                         4


Notes to Consolidated Financial Statements                                   5




                                 BRAD B. HAYNES
                           Certified Public Accountant

                  [LETTERHEAD OF CERTIFIED PUBLIC ACCOUNTANT]


                         ACCOUNTANT'S COMPILATION REPORT


The Stockholders and Board of Directors
Stylex Homes, Inc. And Subsidiary


I have complied the accompanying balance sheet of Stylex Homes, Inc. (a New York Corporation and a Development Stage Company) and its subsidiary as of March 31, 1993 and the related statement of income and retained earnings (Deficit) and cash flows for the quarter then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. I have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.



Brad B. Haynes
BBH/di

/S/BRAD B. HAYNES
-----------------
May 24, 1998

                        STYLEX HOMES, INC. AND SUBSIDIARY
                            (A New York Corporation)

                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET

                                 March 31, 1993


                                     ASSETS

OTHER ASSETS
   Investment at equity                                                      233
                                                                             ===


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Total Liabilities                                                            -0-

STOCKHOLDERS' EQUITY
   Capital Stock, authorized; 100,000,000
        common shares at .001 par value,
        208,151 shares at .001 par value           209

   Additional Paid in Capital                 1,808,931

   Retained earnings (Deficit)              (1,729,832)

        Subtotal                                              79,308

   Less:  Treasury stock, 31,600 shares, at cost             (79,075)
                                                              ------

              Total Stockholders' Equity                                     233
                                                                             ---

              TOTAL LIABILITIES AND                                          233
                                                                             ===
              STOCKHOLDERS' EQUITY



           See accountant's compilation report and accompanying notes

                                 BRAD B. HAYNES
                           Certified Public Accountant

                        STYLEX HOMES, INC. AND SUBSIDIARY
                            (A New York Corporation)

                          (A Development Stage Company)

        CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS (Deficit)

                      For the Quarter Ended March 31, 1993


Revenue                                                                  21,881

Expenses                                                                    -0-

Net Income (loss)                                                        21,881

Retained Earnings (Deficit) - beginning                              (1,751,713)
                                                                     ----------

Retained Earnings (Deficit) - ending                                 (1,729,832)
                                                                     ==========




           See accountant's compilation report and accompanying notes

                                 BRAD B. HAYNES
                           Certified Public Accountant

                        STYLEX HOMES, INC. AND SUBSIDIARY
                            (A New York Corporation)

                          (A Development Stage Company)

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                      For the Quarter Ended March 31, 1993



Cash Flows from Operating Activities
   Net Income                                                            21,881

   Adjustments to Reconcile to Net Cash
        Forgiveness of Debt                            (19,451)
        Reversal of Accrual                            ( 2,430)
                                                        ------

              Total Adjustments                                         (21,881)
                                                                        -------

Net Cash Provided (Used) by Operating Activities                           -0-

Cash Flows from Financing Activities                                       -0-

Cash Flows from Investing Activities                                       -0-
                                                                           ---

Net Cash Provided (Used) by All Activities                                 -0-

Cash - January 1, 1993                                                     -0-
                                                                           ---

Cash - March 31, 1993                                                      -0-
                                                                           ===



               See accountant's compilation and accompanying notes

                                 BRAD B. HAYNES
                           Certified Public Accountant

                        STYLEX HOMES, INC. AND SUBSIDIARY
                            (A New York Corporation)

                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      For the Quarter Ended March 31, 1993


ORGANIZATION

Stylex Home, Inc. (a New York Corporation and a Development Stage Company) incorporated June 10, 1966, was engaged in the business of manufacturing modular single family dwellings, which were offered through exclusive and non-exclusive dealers throughout New York State, as well as in portions of New England, Pennsylvania, Ohio, and West Virginia. On August 28, 1978, the Company filed a Petition for Reorganization under Chapter 11 of the Bankruptcy Act with the United States District Court for the Western District of New York. Subsequent to such date, the Company operated as a Debtor-in-Possession in an attempt to reorganize its business. The Company's reorganizational efforts were unsuccessful and in May and June of 1980, a Plan of Arrangement ("Plan") was authorized by the Company's creditors allowing for the sale of its raw materials and equipment. Distribution to the Company's creditors pursuant to the Plan was completed, a discharge was entered, and the Company's estate closed on October 6, 1982. Since October 6, 1982, the Company has not engaged in any active business.

REVENUE

The Company recognized income by virtue of the forgiveness of debt by the officers and the reversal of accruals. There was no subsidiary income.

STOCKHOLDERS' EQUITY

Effective October 30, 1992, a reverse split reduced the number of shares from 98,000,000 to 208,151.


                       See accountant's compilation report

                                 BRAD B. HAYNES
                           Certified Public Accountant