Form 10KSB
period 1993-12-31
STYLEX HOMES INC
filed 1998-06-23
CIK 95047

SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549

                                   FORM 10-KSB

                                  ANNUAL REPORT

                       Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1993

                               Stylex Homes, Inc.

             (Exact name of registrant as specified in its charter)

New York                             0-5388                     16-0961436
(State or other jurisdiction      (Commission                  (IRS Employer
of incorporation)                  File Number)              Identification No.)

                     3035 Main Street, Voorhees, N.J. 08043
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code (215) 388-0323

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock ($.10 par value per share)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes ___               No _X_

As of December 31, 1993, 208151 shares of common stock were outstanding and the aggregate market value of the common stock of the Registrant held by non-affiliates was approximately $0.00.

Documents incorporated by reference:  None

This Form 10-K consists of 13 pages.

                                INTRODUCTORY NOTE

The Registrant last filed an Annual Report on Form 10-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934("Exchange Act"), for the fiscal years ended December 31, 1989, 1990, and 1991. Prior to those Form 10-K Reports, the Registrant filled Quarterly Reports on Form 10-K dated September 2, 1992, September 2, 1992, and December 7, 1992.

The financial information contained herein is dated as of December 31, 1993.

                                     PART I

Item 1. Business.

Prior to August 28, 1978, the principal business of the Registrant was the manufacture of modular, single family dwellings, which were offered through exclusive and non-exclusive dealers throughout New York State, as well as in portions of New England, Pennsylvania, Ohio and West Virginia. On August 28, 1978, the Registrant filed a Petition for Reorganization under Chapter 11 of the Bankruptcy Act with the United States District Court for the Western District of New York. Subsequent to such date, the Registrant operated as a Debtor-in-Possession in an attempt to reorganize its business. The Registrant's re-organizational efforts were unsuccessful and in May and June of 1980, a Plan of Arrangement ("Plan") was authorized by the Registrant's creditors allowing for the sale of its raw materials and equipment. Distribution to the Registrant's creditors pursuant to the Plan was completed, a discharge was entered, and the Registrant's estate closed on October 6, 1982.

Since October 6, 1982, the Registrant has not engaged in any active business. As reported on Page 2 of the Registrant's report on Form 8-K dated August 26, 1986, Messrs. John W. Bylsma and Jerry Cole (the "Purchasers"), pursuant to the terms of a Stock Purchase Agreement dated July 31, 1986, among Albert M. Zlotnick and the Purchasers, each acquired 475,000 shares of the Registrant's outstanding common stock, par value at $.10 per share, being all of the common stock of the Registrant owned by Mr. Zlotnick and representing approximately 51.2% of the total issued and outstanding stock of the Registrant. As a result of such acquisition, a change in control of the Registrant occurred. In September, 1986, Registrant sold 100,000 shares for an aggregate purchase price of $7,500 to Lyndon Al Keele who subsequently became a director of Registrant.

Effective December 3, 1992, the Registrant ostensibly merged with TOCLS Acquisition Corp., a wholly owned subsidiary of Stylex Homes, Inc. (Stylex), a New York publicly traded shall corporation that had 200,000 publicly traded common shares as of merger date. Common Shareholders of the Registrant received non registered shares of Stylex common stock on a one to one basis. As a result, following the purported merger, the Registrant's common shareholders owned/were to own approximately 97% of the outstanding shares. For financial accounting purposes, the merger was treated a recapitalization of the Registrant with the Registrant as the acquirer (reverse acquisition).

On October 29, 1993, the Registrant was notified by a shareholder/director that the December 3, 1992 merger was in violation of Section 801 of the New York Business Corporation Law and the merger was null and void. An Order and Judgment dated December 12, 1994 issued by the Supreme Court of the State of New York declared the merger null and void. The consolidated financial statements for 1992 have been restated to show the change. The 5,474,875 shares which were issued in the merger were subsequently canceled.

On December 31, 1992, the Registrant was not engaged in any business activity, and since that date such status remains unchanged. The directors of the Registrant have been evaluating operating businesses on behalf of the Registrant for possible acquisition by the Registrant since the dates upon which they became directors of the Registrant. There can be no assurance that management will be able to consummate an acquisition or merger on behalf of the Registrant.

Item 2. Properties

The Registrant owns no property or assets other than those reflected in the financial statements of the Registrant set forth in Part IV of this Annual Report. The executive offices of the Registrant are located at 3035 Main Street, Voorhees, NJ 08043.

Item 3. Legal Proceedings

There are no material legal proceedings or investigations pending or threatened to which the Registrant or any of its subsidiaries is a party or of which any of the property is the subject.

Item 4. Submission of Matters to a Vote of Security Holders

None.
                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Registrant's common stock has not traded in the over the counter market since December 1990.

As of December 31, 1993, 208,151 shares of the Registrant's common stock were outstanding and there were approximately 1,173 holders of record of its common stock. The Registrant has not declared any cash dividends over the past three fiscal years.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Registrant has been an inactive company since 1980.

Item 7. Financial Statements and Supplementary Data

Financial statements of the Registrant are set forth in Part IV of this Annual Report.

Item 8. Changes in Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.
                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act, of the Registrant

The one person listed below has been elected to serve as a director until the next annual meeting of the Registrant's stockholders, or until his successors have been duly elected and qualified:

                             Position Held with Registrant and Business
Name               Age       Experience During the Last Five Years
----               ---       -------------------------------------

Jerry Cole         57        Secretary and Director of Registrant (Since August
                             25, 1986); Independent sales representative for various furniture manufacturers (Since 1965)


During the last five years, Mr. Cole has not been convicted in a criminal proceeding (excluding traffic violations or similar misdemeanors), been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction resulting in or subjecting any of them to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to, federal or state security laws or finding any violation with respect to such laws. Furthermore, during the past five years, Mr. Cole has not had a petition under the Federal Bankruptcy laws or any state insolvency law filed by or against him, nor has a receiver, fiscal agent or similar officer been appointed by a court for the business or property, or any partnership in which any such individual was a general partner at or within two years before the time of such filings, or any corporate or business association of which any such individual was an executive officer at or within two years before the time of such filing.

Compliance with Section 16(a) of the Exchange Act

Under the securities laws of the United States, the Company's directors, its executive officers and any persons holding more than ten percent of the Company's Common Stock are required to report their initial ownership of the Company's Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and the Company is required to disclose any failure to file by these dates during fiscal 1992.

All of the filing requirements were satisfied on a timely basis in fiscal 1992.

Item 10.  Executive Compensation

As of December 31, 1993, none of the Registrant's present executive officers have been compensated for services rendered in such capacity.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of December 31, 1993 the total common stock ownership of the Registrant by each director and by all directors and officers as a group. Each named individual and all members of the group exercise sole voting and investment power:

Name and Address of                Number of Shares            Percent
Beneficial Owner                   Beneficially Owned          of Class
----------------                   ------------------          --------

Jerry Cole                                400,000               24.2%
7 Normandy Drive
Greenville Meadows
Chadds Ford, PA  19317

All Officers and Directors                400,000               24.2%
as a Group (1 person)

Item 12. Certain Relationships and Related Transactions

Not applicable.

                                     PART IV

Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following documents are filed as part of this Report (See pages 7 through 13):

Consolidated Balance Sheets - December 31, 1993.

Consolidated Statements of Operation and accumulated deficit - Fiscal year ended December 31, 1993.

Consolidated Statement of Changes in Financial Position - Fiscal year ended December 31, 1993.

Notes to Consolidated Financial Statements.

(a)(2) The following Financial Statement Schedules are filed as a part of this
Report:

Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore, have been omitted.

(a) Exhibits: (The following exhibits were filed as exhibits to the Company's Form 10K for fiscal 1987 and are hereby incorporated by reference in accordance with Rules 12b-23 and 12b-32.

       Number                                     Description
       ------                                     -----------

         3                                 (A) Articles of Incorporation
                                           (B) Bylaws

         22                                 Subsidiaries of Registrant

(b) Reports on Form 8-K: There were no reports on Form 8-K filed during the last quarter of the period covered by this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  June 8, 1998                 STYLEX HOMES, INC.



                                     /S/ Jerry Cole
                                     --------------
                                     Jerry Cole
                                     President and Director
                                     (Principal Executive and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                           Capacity                  Date
---------                           --------                  ----
/S/ Jerry Cole                      Director                  June 8, 1998
-------------------------
Jerry Cole

                        STYLEX HOMES, INC. AND SUBSIDIARY
                            (A New York Corporation)

                          (A Development Stage Company)


                              FINANCIAL STATEMENTS



                                 December 31, 1993




                                 BRAD B. HAYNES
                           Certified Public Accountant

                        STYLEX HOMES, INC. AND SUBSIDIARY
                            (A New York Corporation)

                          (A Development Stage Company)


                                TABLE OF CONTENTS

                                 December 31, 1993





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




                                 BRAD B. HAYNES
                           Certified Public Accountant

                  [LETTERHEAD OF CERTIFIED PUBLIC ACCOUNTANT]


                         ACCOUNTANT'S COMPILATION REPORT


The Stockholders and Board of Directors
Stylex Homes, Inc. And Subsidiary


I have complied the accompanying balance sheet of Stylex Homes, Inc. (a New York Corporation and a Development Stage Company) and its subsidiary as of December 31, 1993 and the related statement of income and retained earnings (Deficit) and cash flows for the year then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

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


Brad B. Haynes
BBH/di

/S/BRAD B. HAYNES
-----------------
May 24, 1998

                        STYLEX HOMES, INC. AND SUBSIDIARY
                            (A New York Corporation)

                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET

                                December 31, 1993


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

                      For the Year Ended December 31, 1993











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
                                                                     ==========






           See accountant's compilation report and accompanying notes

                                 BRAD B. HAYNES
                           Certified Public Accountant

                        STYLEX HOMES, INC. AND SUBSIDIARY
                            (A New York Corporation)

                          (A Development Stage Company)

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                      For the Year Ended December 31, 1993



Cash Flows from Operating Activities
   Net Income                                                           21,881

   Adjustments to Reconcile to Net Cash
        Forgiveness of Debt                            (19,451)
        Reversal of Accrual                            ( 2,430)
                                                       -------

              Total Adjustments                                        (21,881)
                                                                       -------
Net Cash Provided (Used) by Operating Activities                           -0-

Cash Flows from Financing Activities                                       -0-

Cash Flows from Investing Activities                                       -0-
                                                                           ---

Net Cash Provided (Used) by All Activities                                 -0-

Cash - January 1, 1993                                                     -0-
                                                                           ---

Cash - December 31, 1993                                                   -0-
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

                      For the Year Ended December 31, 1993








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