Form 10QSB
period 1994-06-30
STYLEX HOMES INC
filed 1998-06-23
CIK 95047

SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended:  June 30, 1994                  Commission File #0-5388

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

Common Stock $.01 Par Value - 208,151 shares as of June 30, 1994

                                      INDEX

                               STYLEX HOMES, INC.


PART I:  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS (UNAUDITED)

         Balance Sheet - June 30, 1994

         Statement of Income and Accumulated Deficit - From April 1, 1994 to June 30, 1994

         Statement of Cash Flows

ITEM 2: MANAGEMENT'S DISSCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

PART II: OTHER INFORMATION

ITEM 6:  Exhibits and Reports on Form 8-K

PART I:  FINANCIAL INFORMATION

                                                                   BALANCE SHEET

                                                                  June 30, 1994

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
                                                                    -----------
                                                                         $00.00

                   STATEMENT OF INCOME AND ACCUMULATED DEFICIT

                          For the Period April 1, 1994
                                To June 30, 1994


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
                                                                 ==============

                             STATEMENT OF CASH FLOWS

                          For the Period April 1, 1994
                                To June 30, 1994


Cash Flows from Operating Activities                         0

Cash Flows from Financing Activities                         0

Cash Flows from Investing Activities                         0

Net Cash Flows from All Activities                           0

Cash - January 1, 1993                                       0

Cash - June 30, 1994                                        -0-
                                                            ===

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  June 30, 1994


NOTE A:  BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10Q and Article 10 of regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 1994, are not necessarily indicative of the results that may be expected for the year ended December 31, 1994.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS

On June 30, 1994, the Registrant was not engaged in any business activity and since that date such status remains unchanged. The director of the Registrant has been evaluating operating business on behalf of the Registrant for possible acquisition by the Registrant since the dates upon which they became directors of the Registrant. There can be no assurance that management will be able to consummate an acquisition or merger on behalf of the Registrant.

At June 30, 1994, the Registrant had no material commitments for capital expenditures.

PART II:  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8K

The Company did not file any reports on Form 8K during the three months ended June 30, 1994.

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



                                  June 30, 1994




                                 BRAD B. HAYNES
                           Certified Public Accountant

                        STYLEX HOMES, INC. AND SUBSIDIARY
                            (A New York Corporation)

                          (A Development Stage Company)


                                TABLE OF CONTENTS

                                  June 30, 1994


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




                                 BRAD B. HAYNES
                           Certified Public Accountant

                  [LETTERHEAD OF CERTIFIED PUBLIC ACCOUNTANT]


                         ACCOUNTANT'S COMPILATION REPORT


The Stockholders and Board of Directors
Stylex Homes, Inc. And Subsidiary


I have complied the accompanying balance sheet of Stylex Homes, Inc. (a New York Corporation and a Development Stage Company) and its subsidiary as of June 30, 1994 and the related statement of income and retained earnings (Deficit) and cash flows for the quarter then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

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



Brad B. Haynes
BBH/di

/S/BRAD B. HAYNES
-----------------
May 24, 1998

                        STYLEX HOMES, INC. AND SUBSIDIARY
                            (A New York Corporation)

                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET

                                  June 30, 1994


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

                       For the Quarter Ended June 30, 1994


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
                                                                     ==========




           See accountant's compilation report and accompanying notes

                                 BRAD B. HAYNES
                           Certified Public Accountant

                        STYLEX HOMES, INC. AND SUBSIDIARY
                            (A New York Corporation)

                          (A Development Stage Company)

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                       For the Quarter Ended June 30, 1994



Cash Flows from Operating Activities
   Net Income                                                            21,881

   Adjustments to Reconcile to Net Cash
        Forgiveness of Debt                            (19,451)
        Reversal of Accrual                            ( 2,430)
                                                        ------

              Total Adjustments                                         (21,881)
                                                                        -------

Net Cash Provided (Used) by Operating Activities                           -0-

Cash Flows from Financing Activities                                       -0-

Cash Flows from Investing Activities                                       -0-
                                                                           ---

Net Cash Provided (Used) by All Activities                                 -0-

Cash - April 1, 1994                                                       -0-
                                                                           ---

Cash - June 30, 1994                                                       -0-
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

                       For the Quarter Ended June 30, 1994


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