Form 10KSB
period 1996-12-31
STYLEX HOMES INC
filed 1998-06-23
CIK 95047

SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549

                                   FORM 10-KSB

                                  ANNUAL REPORT

                       Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1996

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

The financial information contained herein is dated as of December 31, 1996.

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

As of December 31, 1996, 208,151 shares of the Registrant's common stock were outstanding and there were approximately 1,173 holders of record of its common stock. The Registrant has not declared any cash dividends over the past three fiscal years.

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

Item 10.  Executive Compensation

As of December 31, 1996, none of the Registrant's present executive officers have been compensated for services rendered in such capacity.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of December 31, 1996 the total common stock ownership of the Registrant by each director and by all directors and officers as a group. Each named individual and all members of the group exercise sole voting and investment power:

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

                                     PART IV

Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following documents are filed as part of this Report (See pages 7 through 13):

Consolidated Balance Sheets - December 31, 1996.

Consolidated Statements of Operation and accumulated deficit - Fiscal year ended December 31, 1996.

Consolidated Statement of Changes in Financial Position - Fiscal year ended December 31, 1996.

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



                                 December 31, 1996




                                 BRAD B. HAYNES
                           Certified Public Accountant

                        STYLEX HOMES, INC. AND SUBSIDIARY
                            (A New York Corporation)

                          (A Development Stage Company)


                                TABLE OF CONTENTS

                                 December 31, 1996





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




                                 BRAD B. HAYNES
                           Certified Public Accountant

                  [LETTERHEAD OF CERTIFIED PUBLIC ACCOUNTANT]


                         ACCOUNTANT'S COMPILATION REPORT


The Stockholders and Board of Directors
Stylex Homes, Inc. And Subsidiary


I have complied the accompanying balance sheet of Stylex Homes, Inc. (a New York Corporation and a Development Stage Company) and its subsidiary as of December 31, 1996 and the related statement of income and retained earnings (Deficit) and cash flows for the year then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

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


Brad B. Haynes
BBH/di

/S/BRAD B. HAYNES
-----------------
May 24, 1998

                        STYLEX HOMES, INC. AND SUBSIDIARY
                            (A New York Corporation)

                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET

                                December 31, 1996


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

                      For the Year Ended December 31, 1996











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
                                                                     ==========






           See accountant's compilation report and accompanying notes

                                 BRAD B. HAYNES
                           Certified Public Accountant

                        STYLEX HOMES, INC. AND SUBSIDIARY
                            (A New York Corporation)

                          (A Development Stage Company)

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                      For the Year Ended December 31, 1996



Cash Flows from Operating Activities
   Net Income                                                           21,881

   Adjustments to Reconcile to Net Cash
        Forgiveness of Debt                            (19,451)
        Reversal of Accrual                            ( 2,430)
                                                       -------

              Total Adjustments                                        (21,881)
                                                                       -------
Net Cash Provided (Used) by Operating Activities                           -0-

Cash Flows from Financing Activities                                       -0-

Cash Flows from Investing Activities                                       -0-
                                                                           ---

Net Cash Provided (Used) by All Activities                                 -0-

Cash - January 1, 1996                                                     -0-
                                                                           ---

Cash - December 31, 1996                                                   -0-
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

                      For the Year Ended December 31, 1996








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