Form 10QSB
period 1998-06-30
STYLEX HOMES INC
filed 1999-02-03
CIK 95047

SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended: June 30, 1998                   Commission File #0-5388

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

Common Stock $.01 Par Value - 2,008,151 shares as of June 30, 1998

                                      INDEX

                               STYLEX HOMES, INC.


PART I:  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS (UNAUDITED)

         Balance Sheet - June 30, 1998

         Statement of Income and Accumulated Deficit - From April 1, 1998 to June 30, 1998

         Statement of Cash Flows

ITEM 2: MANAGEMENT'S DISSCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

PART II: OTHER INFORMATION

ITEM 6:  Exhibits and Reports on Form 8-K

PART I:  FINANCIAL INFORMATION

                                                                   BALANCE SHEET

                                                                   June 30, 1998

ASSETS

Total Assets

LIABILITIES AND STOCKHOLDERS' EQUITY

Total Liabilities                                                         $0.00

         Stockholder's Equity
         Common Stock, $.001 par value
         100,000,000 shares, issued 2,008,151                         98,000.00
         Additional paid-in capital                                1,830,810.00
         Retained earnings (deficit)                              (1,751,711.00)
                                                                   -------------
                                                                      57,427.00

Less:    Treasury Stock 31,600
         Shares, at cost                                             (79,075.00)
         Total Stockholders' Deficit                                $(21,648.00)
                                                                    -----------
                                                                         $00.00

                   STATEMENT OF INCOME AND ACCUMULATED DEFICIT

                          For the Period April 1, 1998
                                To June 30, 1998


Revenue

         Interest                                                        $0.00

Operating Expenses

         Professional Fees                                                0.00

New Income (Loss)                                                         0.00

Accumulated Deficit

         Beginning of Period                                      (1,751,711.00)
         End of Period                                           $(1,751,711.00)
                                                                 ==============

                             STATEMENT OF CASH FLOWS

                          For the Period April 1, 1998
                                To June 30, 1998


Cash Flows from Operating Activities                         0

Cash Flows from Financing Activities                         0

Cash Flows from Investing Activities                         0

Net Cash Flows from All Activities                           0

Cash - March 31, 1998                                        0

Cash - June 30, 1998                                        -0-
                                                            ===

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  June 30, 1998


NOTE A:  BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10Q and Article 10 of regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS

On June 30, 1998, the Registrant was not engaged in any business activity and since that date such status remains unchanged. The director of the Registrant has been evaluating operating business on behalf of the Registrant for possible acquisition by the Registrant since the dates upon which they became directors of the Registrant. There can be no assurance that management will be able to consummate an acquisition or merger on behalf of the Registrant.

At June 30, 1998, the Registrant had no material commitments for capital expenditures.

PART II:  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8K

The Company did not file any reports on Form 8K during the three months ended June 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               STYLEX HOMES, INC.



Dated:  January 29, 1999                       /S/ Jerry Cole
                                               Jerry Cole
                                               President, Treasurer, Director,
                                               Chief Accounting Officer

                        STYLEX HOMES, INC. AND SUBSIDIARY
                            (A New York Corporation)

                          (A Development Stage Company)


                              FINANCIAL STATEMENTS



                                  June 30, 1998




                                 BRAD B. HAYNES
                           Certified Public Accountant

                        STYLEX HOMES, INC. AND SUBSIDIARY
                            (A New York Corporation)

                          (A Development Stage Company)


                                TABLE OF CONTENTS

                                  June 30, 1998


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



Brad B. Haynes
BBH/di

/S/BRAD B. HAYNES
-----------------
January 28, 1999

                        STYLEX HOMES, INC. AND SUBSIDIARY
                            (A New York Corporation)

                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET

                                  June 30, 1998


                                     ASSETS

OTHER ASSETS
   Investment at equity                                                      233
                                                                             ===


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Total Liabilities                                                            -0-

STOCKHOLDERS' EQUITY
   Capital Stock, authorized; 100,000,000
        common shares at .001 par value,
        2,008,151 shares at .001 par value         209

   Additional Paid in Capital                1,808,931

   Retained earnings (Deficit)              (1,729,832)
                                            ----------
        Subtotal                                              79,308

   Less:  Treasury stock, 31,600 shares, at cost             (79,075)
                                                              ------

              Total Stockholders' Equity                                     233
                                                                             ---

              TOTAL LIABILITIES AND                                          233
              STOCKHOLDERS' EQUITY                                           ===



           See accountant's compilation report and accompanying notes

                                 BRAD B. HAYNES
                           Certified Public Accountant

                        STYLEX HOMES, INC. AND SUBSIDIARY
                            (A New York Corporation)

                          (A Development Stage Company)

        CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS (Deficit)

                       For the Quarter Ended June 30, 1998


Revenue                                                                     -0-

Expenses                                                                    -0-
                                                                     ----------
Net Income (loss)                                                        21,881

Retained Earnings (Deficit) - beginning                              (1,751,713)
                                                                     ----------

Retained Earnings (Deficit) - ending                                 (1,751,713)
                                                                     ==========




           See accountant's compilation report and accompanying notes

                                 BRAD B. HAYNES
                           Certified Public Accountant

                        STYLEX HOMES, INC. AND SUBSIDIARY
                            (A New York Corporation)

                          (A Development Stage Company)

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                       For the Quarter Ended June 30, 1998



Cash Flows from Operating Activities
   Net Income                                                              -0-

Net Cash Provided (Used) by Operating Activities                           -0-

Cash Flows from Financing Activities                                       -0-

Cash Flows from Investing Activities                                       -0-
                                                                           ---

Net Cash Provided (Used) by All Activities                                 -0-

Cash - March 31, 1998                                                      -0-
                                                                           ---

Cash - June 30, 1998                                                       -0-
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

                       For the Quarter Ended June 30, 1998


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

STOCKHOLDERS' EQUITY

Effective October 30, 1992, a reverse split reduced the number of shares from 98,000,000 to 2,008,151.


                       See accountant's compilation report

                                 BRAD B. HAYNES
                           Certified Public Accountant