Form 10KSB
period 1998-12-31
STYLEX HOMES INC
filed 1999-02-03
CIK 95047

SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549

                                   FORM 10-KSB

                                  ANNUAL REPORT

                       Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1998

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

                           Yes _X_               No ___

As of December 31, 1998, 2,008,151 shares of common stock were outstanding and the aggregate market value of the common stock of the Registrant held by non-affiliates was approximately $0.00.

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

The financial information contained herein is dated as of December 31, 1998.

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

As of December 31, 1998, 2,008,151 shares of the Registrant's common stock were outstanding and there were approximately 1,173 holders of record of its common stock. The Registrant has not declared any cash dividends over the past three fiscal years.

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

Item 8. Changes in Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.
                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act, of the Registrant

The one person listed below has been elected to serve as a director until the next annual meeting of the Registrant's stockholders, or until his successors have been duly elected and qualified:

                             Position Held with Registrant and Business
Name               Age       Experience During the Last Five Years
----               ---       -------------------------------------

Jerry Cole         58        Secretary and Director of Registrant (Since August
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

Item 10.  Executive Compensation

As of December 31, 1998, none of the Registrant's present executive officers have been compensated for services rendered in such capacity.

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

                                     PART IV

Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following documents are filed as part of this Report (See pages 7 through 13):

Consolidated Balance Sheets - December 31, 1998.

Consolidated Statements of Operation and accumulated deficit - Fiscal year ended December 31, 1998.

Consolidated Statement of Changes in Financial Position - Fiscal year ended December 31, 1998.

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

Dated:  January 29, 1999             STYLEX HOMES, INC.



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

Signature                           Capacity                  Date
---------                           --------                  ----
/S/ Jerry Cole                      Director                  January 29, 1999
-------------------------
Jerry Cole

                        STYLEX HOMES, INC. AND SUBSIDIARY
                            (A New York Corporation)

                          (A Development Stage Company)


                              FINANCIAL STATEMENTS



                                 December 31, 1998




                                 BRAD B. HAYNES
                           Certified Public Accountant

                        STYLEX HOMES, INC. AND SUBSIDIARY
                            (A New York Corporation)

                          (A Development Stage Company)


                                TABLE OF CONTENTS

                                 December 31, 1998





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




                                 BRAD B. HAYNES
                           Certified Public Accountant

                  [LETTERHEAD OF CERTIFIED PUBLIC ACCOUNTANT]


                         ACCOUNTANT'S COMPILATION REPORT


The Stockholders and Board of Directors
Stylex Homes, Inc. And Subsidiary


I have complied the accompanying balance sheet of Stylex Homes, Inc. (a New York Corporation and a Development Stage Company) and its subsidiary as of December 31, 1998 and the related statement of income and retained earnings (Deficit) and cash flows for the year then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

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


Brad B. Haynes
BBH/di

/S/BRAD B. HAYNES
-----------------
January 28, 1999

                        STYLEX HOMES, INC. AND SUBSIDIARY
                            (A New York Corporation)

                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET

                                December 31, 1998


                                     ASSETS

OTHER ASSETS
   Investment at equity                                                     233
                                                                            ===


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Total Liabilities                                                           -0-

STOCKHOLDERS' EQUITY
   Capital Stock, authorized; 100,000,000
        common shares at .001 par value,
        2,008,151 shares at .001 par value           209

   Additional Paid in Capital                  1,830,810

   Retained earnings (Deficit)                (1,751,711)

        Subtotal                                               79,308

   Less:  Treasury stock, 31,600 shares, at cost              (79,075)
                                                               ------

              Total Stockholders' Equity                                    233
                                                                            ---

              TOTAL LIABILITIES AND                                         233
                                                                            ===
              STOCKHOLDERS' EQUITY




           See accountant's compilation report and accompanying notes

                                 BRAD B. HAYNES
                           Certified Public Accountant

                        STYLEX HOMES, INC. AND SUBSIDIARY
                            (A New York Corporation)

                          (A Development Stage Company)

        CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS (Deficit)

                      For the Year Ended December 31, 1998











Revenue                                                                     -0-


Expenses                                                                    -0-


Net Income (loss)                                                           -0-


Retained Earnings (Deficit) - beginning                              (1,751,713)
                                                                     ----------


Retained Earnings (Deficit) - ending                                 (1,751,713)
                                                                     ==========






           See accountant's compilation report and accompanying notes

                                 BRAD B. HAYNES
                           Certified Public Accountant

                        STYLEX HOMES, INC. AND SUBSIDIARY
                            (A New York Corporation)

                          (A Development Stage Company)

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                      For the Year Ended December 31, 1998



Cash Flows from Operating Activities
   Net Income                                                              -0-


Net Cash Provided (Used) by Operating Activities                           -0-

Cash Flows from Financing Activities                                       -0-

Cash Flows from Investing Activities                                       -0-
                                                                           ---

Net Cash Provided (Used) by All Activities                                 -0-

Cash - January 1, 1998                                                     -0-
                                                                           ---

Cash - December 31, 1998                                                   -0-
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

                      For the Year Ended December 31, 1998








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