Form 10QSB
period 1999-03-31
CYTATION COM INC
filed 1999-05-17
CIK 95047

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                   FORM 10 QSB

            Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


            For the quarterly period ended           March  31, 1999

            Commission file Number                   0 5388


                            CYTATION.COM INCORPORATED

             (Exact Name of Registrant as Specified in its Charter)


                                     NEW YORK
                (State or Other Jurisdiction of Incorporation)



               0 5388                                   16-0961436
      (Commission File Number)           (I.R.S. Employer Identification Number)



  809 Aquidneck Avenue, Middletown, RI                    02842
(Address of Principal Executive Offices)               (Zip Code)



                                 (401) 845-8800
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         YES [X]        NO [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

Common Stock, $.001 Par Value - 8,085,099 shares as of
March 31, 1999.


FORWARD-LOOKING INFORMATION

THIS FORM 10QSB AND OTHER STATEMENTS ISSUED OR MADE FROM TIME TO TIME BY CYTATION.COM INCORPORATED OR ITS REPRESENTATIVES CONTAIN STATEMENTS WHICH MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES ACT OF 1933 AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FIFTEEN U.S.C.A. SECTIONS 77Z-2 AND 78U-5 (SUPP. 1996). THOSE STATEMENTS INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF CYTATION.COM INCORPORATED AND MEMBERS OF ITS MANAGEMENT TEAM AS WELL AS THE ASSUMPTIONS ON WHICH SUCH STATEMENTS ARE BASED. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS CURRENTLY KNOWN TO MANAGEMENT THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN FORWARD-LOOKING STATEMENTS ARE SET FORTH IN THE SAFE HARBOR COMPLIANCE STATEMENT FOR FORWARD-LOOKING STATEMENTS INCLUDED AS EXHIBIT 99.1 TO THIS FORM 10QSB AND ARE HEREBY INCORPORATED HEREIN BY REFERENCE. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE FORWARD-LOOKING STATEMENTS TO REFLECT CHANGED ASSUMPTIONS, THE OCCURRENCE OF UNANTICIPATED EVENTS OR CHANGES TO FUTURE OPERATING RESULTS OVER TIME.

RISK FACTORS

In addition to the other information contained in this report, individuals should carefully consider the following risk factors:

1. The Company believes that its assumptions are based upon reasonable data derived from and known about its business and operations. No assurances are made that actual results of operations or the results of the Company's future activities will not differ materially from its assumptions;

2. Additional risks factors such as the uncertainty of the Company's research and development activities, marketing activities, and the results of bringing additional acquisitions and affiliations into a smooth operation with Company are unknown;

3. Additional concerns regarding the year 2000 compliance standards as they effect the Company's operating technology as well as the technologies of the industry which effect the Company's operations;

4. Additional uncertainties regarding the ability for operating cash to meet the current and projected cash flow needs of the organization;

5. Readers are cautioned not to place undue reliance on these forward-looking statements, as they attempt to speak only of activities known or anticipated as of this date.

YEAR 2000 COMPLIANCE

The Company continues to review its technology systems to attempt to discover what effects year 2000 issues may have on its operations. Many of the earlier systems, found not to be compliant, have been replaced while others are being modified to comply. The Company is working with its known suppliers of technology or services controlled by technology that might be effected by the year 2000 events and are seeking written assurances from those determined to have a potential effect upon Company's operations. However, there can be no assurance that the Company will identify all of its data handling problems in its business systems or those of its suppliers or clients in advance of any effect upon Company's operations. The Company, therefore, bears some unlimited and unknown risks to the year 2000 issue and could also be adversely affected if other entities do not adequately or timely resolve their payment mechanisms as they relate to the Company's ongoing operations for its clients.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            CYTATION.COM INCORPORATED
                          (FORMERLY STYLEX HOMES, INC.)

                                  BALANCE SHEET
                                 MARCH 31, 1999

                                      ASSETS

Current assets:
     Cash                                                $        40,670
     Accounts receivable, net                                    107,217
     Employee advances                                            11,826
     Prepaid expenses                                              6,373
          Total current assets                                   166,086

Property and equipment                                           303,101
Less:  accumulated depreciation                                 (168,463)
          Total property and equipment                           134,638

Other assets:
     Software development, net                                   220,442
     Investment at equity                                            233
          Total other assets                                     220,675

          TOTAL ASSETS                                   $       521,399


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Current portion of long-term debt                   $       300,000
     Accrued payroll                                             118,896
     Accounts payable                                             70,953
     Notes payable-other                                         370,000
     Notes payable-Shareholders                                   55,000
     Accrued expenses                                              5,695
          Total current liabilities                              920,544

Shareholders' deficit:
     Common stock, $.001 par value,
     authorized 100,000,000 shares,
     issued and outstanding 8,085,099 shares                       8,085
     Additional paid-in capital                                1,807,501
     Treasury stock, 15,800 shares at cost                       (79,075)
     Accumulated deficit                                      (2,135,656)
          Total shareholders' deficit                           (399,145)

          TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT    $       521,399

SEE NOTES TO FINANCIAL STATEMENTS.


                            CYTATION.COM INCORPORATED
                          (FORMERLY STYLEX HOMES, INC.)

                             STATEMENT OF OPERATIONS
                        THREE MONTHS ENDED MARCH 31, 1999


Net revenues:
     Web site hosting                                    $        63,177
     Subscriber access                                            15,800
     Web site origination                                          2,300
     Online training services                                     69,710
     Other revenue                                                   783
     Sales return and allowances                                 (12,249)
          Total net revenues                                     139,521

Expenses:
     Salaries                                                    211,646
     Utilities                                                    28,554
     Depreciation and amortization                                25,168
     Travel and entertainment                                      3,210
     Legal and professional fees                                  83,927
     Rent                                                          9,740
     Payroll taxes and employee benefits                          25,618
     Equipment rental                                              6,121
     Interest expense                                              1,127
     Commissions                                                   4,101
     Seminars and related product supplies                         3,655
     Other expenses                                                2,055

     Office supplies and services                                  3,519
     Printing and reproduction                                     8,132
     Postage and delivery                                          3,057
     Insurance                                                     5,194
     Domain registration                                           2,055
     Hardware                                                     18,858
     Advertising                                                  24,458
     Software                                                      2,169
     Taxes                                                           607
          Total expenses                                         472,971

Net loss for the period                                  $      (333,450)

Net loss per share                                       $         (.041)

Weighted average number of shares used in computation          8,085,099

SEE NOTES TO FINANCIAL STATEMENTS.

                            CYTATION.COM INCORPORATED
                          (FORMERLY STYLEX HOMES, INC.)

                         STATEMENT OF CHANGES IN DEFICIT
                        THREE MONTHS ENDED MARCH 31, 1999


Accumulated Deficit at December 31, 1998                 $    (1,802,206)

Net loss for the three month period ended March 31, 1999        (333,450)

Accumulated Deficit at March 31, 1999                    $    (2,135,656)

SEE NOTES TO FINANCIAL STATEMENTS.

                            CYTATION.COM INCORPORATED
                          (FORMERLY STYLEX HOMES, INC.)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  MARCH 31, 1999


                                                                                                                  Total
                                                                                       Additional                 Shareholders'
                                    Treasury Stock             Common Shares           Paid-in                    Equity
                                 Shares        Amount       Shares        Amount       (Capital)    (Deficit)     (Deficit)


Balance at December 31, 1998         31,600    $   (79,075)   2,008,151   $     2,008  $    77,300  $        0*   $       233

 One for two reverse stock
  split effective
   February 15, 1999                (15,800)                 (1,004,076)       (1,004)       1,004

 Issuance of stock as a result
  of reverse Merger transaction
   accounted for as a Purchase                                7,081,023         7,081    1,729,197                  1,736,278

 Accumulated deficit recorded as a
  result Of the reverse merger
   transaction                                                                                       (1,802,206)   (1,802,206)
Net loss for the period                                                                                (333,450)     (333,450)

Balance at March 31, 1999            15,800    $   (79,075)   8,085,098   $     8,085  $ 1,807,501  $(2,135,656)  $  (399,145)


*  Reflects a quasi-reorganization effective December 31, 1998.

SEE NOTES TO FINANCIAL STATEMENTS.

                            CYTATION.COM INCORPORATED
                          (FORMERLY STYLEX HOMES, INC.)

                             STATEMENT OF CASH FLOWS
                        THREE MONTHS ENDED MARCH 31, 1999


Cash flows from operating activities:
     Net loss for the period                                $      (333,450)
     Adjustments to reconcile loss to net cash provided by
          operating activities:
     Depreciation and amortization                                   25,168
     Loss on sale of fixed asset                                      1,231
     (Increase) decrease in:
     Accounts receivable                                            (34,396)
     Employee advances                                              (11,826)
     Prepaid expenses                                                  (289)
     Increase (decrease) in:
     Accounts payable                                               (48,945)
     Accrued payroll                                                (31,478)
     Accrued expenses                                               (46,610)
          Net cash used by operating activities                    (480,595)

Cash flows from investing activities:
     Proceeds from sale of fixed asset                                9,600
     Capital expenditures                                           (10,003)
          Net cash used by investing activities                        (403)

Cash flows from financing activities:
     Proceeds from notes payable                                    370,000
     Net decrease in notes payable - shareholders                   (40,000)
     Net decrease in long-term debt                                  (9,250)
          Net cash provided by financing activities                 320,750

Net decrease in cash                                               (160,248)

Cash at beginning of period                                         200,918

Cash at end of period                                       $        40,670


SEE NOTES TO FINANCIAL STATEMENTS.

                            CYTATION.COM INCORPORATED
                          (FORMERLY STYLEX HOMES, INC.)

                          NOTES TO FINANCIAL STATEMENTS
                                  MARCH 31, 1999

1.     SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

     Cytation.com Incorporated (the "Company") was formed as a result of the merger of Stylex Homes, Inc. and Cytation Corporation on March 5, 1999. The Company's principal service is RollCall(tm), which is a proprietary Web-based training and delivery system which enables users to take, and administrators to administer, courses over the Internet or on an intranet. Potential customers for the Company's services include corporations with distributed workforces, government agencies, colleges and universities, and professional trainers.

     The Company's books are maintained on the accrual basis of accounting in accordance with Generally Accepted Accounting Principles.

     The Company extends credit to customers in the normal course of business. Bad debts are provided on the allowance method based on historical experience and management's evaluation of outstanding accounts receivable.

     Property and equipment are recorded at cost, except that property under capital leases is recorded at the lower of the present value of future minimum lease payments or the fair value of the property at the beginning of the lease term. The cost and accumulated depreciation of assets sold or retired are removed from the respective accounts and any gain or loss is recorded in earnings. Maintenance and repairs are charged to expense when incurred. Property and equipment is depreciated under the straight-line method over the estimated useful lives of assets as follows:

     Assets                        Life

     Vehicles                      5 years
     Machinery and equipment       3 - 7 years
     Furniture and fixtures        3 - 7 years

     The Company currently accounts for its stock-based compensation plans using the accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Since the Company is not required to adopt the fair value based recognition provisions prescribed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, it has elected only to comply with the disclosure requirements set forth in the Statement, which include disclosing pro forma net income as if the fair value based method of accounting had been applied.

     In accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, initial costs are charged to operations as research prior to the development of a detailed program design or a working model. Thereafter, the Company capitalizes the direct costs and allocated overhead associated with the development of software products. Costs incurred subsequent to the product release, and research and development performed under contract are charged to operations.

     Capitalized costs are amortized over the estimated product life on the straight-line basis. Unamortized costs are carried at the lower of book value or net realizable value.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


(CONTINUED)

                            CYTATION.COM INCORPORATED
                          (FORMERLY STYLEX HOMES, INC.)

                          NOTES TO FINANCIAL STATEMENTS
                                  MARCH 31, 1999


2.     CASH

     The Company has cash deposits at one financial institution which has a federally insured limit of $100,000. The cash balance in this institution may exceed the federally insured limit at various times throughout the year.


3.     ACCOUNTS RECEIVABLE

Accounts receivable at March 31, 1999 consisted of the following:

     Accounts Receivables                          $    117,217
          Less allowance for doubtful accounts           10,000
     Net receivables                               $    107,217


4.     PROPERTY AND EQUIPMENT

     Property and equipment and accumulated depreciation at March 31, 1999 consisted of the following:

     Cost:
       Machinery and equipment            $   191,993
       Furniture and fixtures                  68,542
       Leasehold improvement                   42,566
           Total property and equipment       303,101

     Accumulated depreciation:
       Machinery and equipment                127,537
       Furniture and fixtures                  21,771
       Leasehold equipment                     19,155
           Total accumulated depreciation     168,463

     Net property and equipment           $   134,638

5.     INTANGIBLE ASSETS

     Software development costs have been capitalized and are being amortized in accordance with Statement of Financial Accounting Standards No. 86. The costs are being amortized on a straight-line basis over three years. The cost basis and accumulated amortization as of March 31, 1999 are as follows:

     Software development                 $   274,869
     Accumulated amortization                  54,427
     Net intangible assets                $   220,442


(CONTINUED)

                            CYTATION.COM INCORPORATED
                          (FORMERLY STYLEX HOMES, INC.)

                          NOTES TO FINANCIAL STATEMENTS
                                  MARCH 31, 1999


6.     ACCRUED PAYROLL

     Accrued payroll at March 31, 1999 includes approximately $112,000 of payroll which has been deferred by employee shareholders.


7.     NOTES PAYABLE - SHAREHOLDERS

     Notes payable - shareholders at March 31, 1999 consist of the following obligations which are due on demand:

Note payable dated December 18, 1996 payable to a shareholder
without interest                                                    $   45,000

Promissory note dated July 25, 1996 payable to a shareholder
without interest                                                    $   10,000

Total                                                               $   55,000


8.     NOTES PAYABLE - OTHERS

Notes payable at March 31, 1999 consisted of the following obligations which are due on demand.

Twelve promissory notes payable to individuals with interest at 12% $  370,000


LONG-TERM DEBT

Long-term debt at March 31, 1999 consisted of the following:

Note payable to shareholder (EER Systems, Inc.) unsecured, due
August 1, 1999 including interest at 6%                             $  300,000

Less, amount due within one year                                      (300,000)

Long-term debt, net                                                 $       -0-

Maturities of long-term debt in each of the years succeeding March 31, 1999 is as follows:

     2000          $300,000


(CONTINUED)

                            CYTATION.COM INCORPORATED
                          (FORMERLY STYLEX HOMES, INC.)

                          NOTES TO FINANCIAL STATEMENTS
                                  MARCH 31, 1999


10.     OPERATING LEASES

     On October 1, 1996, the Company entered into a five-year lease agreement for office space that expires September 30, 2001. The terms of the agreement are such that the lease has been classified as an operating lease. In addition to the monthly rental change, the Company must also pay 25% of the operating expenses of the common areas. Lease expenses for the three months ended March 31, 1999 was $9,740.

     The following is a schedule, by years, of future minimum lease payments to be made under the lease agreement for the years ending March 31:

     2000          $25,660
     2001           29,250


11.     CAPITAL TRANSACTIONS

     On February 2, 1999 the Board of Directors voted to change the name of the Company from Stylex Homes, Inc. to Cytation.com Incorporated. The Board also voted to effectuate a one for two reverse stock split which became effective on February 25, 1999. The amendments were filed with the Department of State of the State of New York on February 8, 1999. The number of shares outstanding after the effective date of the stock split were 1,204,076, of which 1,004,076 were outstanding on December 31, 1998.

     On February 8, 1999 the directors of the Company voted to merge with Cytati on Corporation, a Rhode Island corporation, under Section 904 of the New York Business Corporation Law. The effective date of the merger was March 5, 1999. Cytation.com Incorporated will continue as the surviving corporation.

     In accordance with the merger agreement, the shareholders of common stock of Cytation Corporation, a Rhode Island Corporation, received 5.765 shares of the common stock of Cytation.com Incorporated. Accordingly, 7,081,028 shares of Cytation.com Incorporated's common stock was issued as a result of this merger.

     During 1998, the Company issued stock options to employees which had not been exercised as of March 31, 1999. The total number of shares of common stock subject to employee options outstanding at March 31, 1999 was 216,188 shares. The Company records stock options in accordance with APB Opinion No. 25 and, accordingly, no amounts have been recorded in the financial statements. If the Company had used the fair value based method of accounting for the options, as prescribed by Statement of Financial Accounting Standards No. 123, compensation expense would have been recorded for approximately $972,846. Accordingly, the Company's pro forma net loss and loss per share would have been approximately $1,306,296 and $.19 for the three months ended March 31, 1999.


12.     INCOME TAXES

     The Company accounts for income taxes in accordance with SFAS #109, "Accounting for Income Taxes." In accordance with SFAS #109, income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes. Deferred taxes are recognized for differences between the basis of assets and liabilities for financial statement and income tax purposes. The differences relate primarily to depreciable assets (use of different depreciation methods and lives for financial statement and income tax purposes), and allowance for doubtful receivables (deductible for financial statement purposes but not for income tax purposes). The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be deductible or taxable when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses and tax credits that are available to offset future taxable income.

(CONTINUED)

                            CYTATION.COM INCORPORATED
                          (FORMERLY STYLEX HOMES, INC.)

                          NOTES TO FINANCIAL STATEMENTS
                                  MARCH 31, 1999


12.     INCOME TAXES  (Continued)

     The Company's deferred tax assets consisted of the following at March 31, 1999:

     Deferred tax assets                                     $  1,635,500
     Deferred tax liabilities                                     (21,500)
     Net deferred tax assets                                    1,614,000
     Valuation allowance                                       (1,614,000)
     Net deferred tax assets recognized on the accompanying
     balance sheet                                           $         -0-

     The deferred tax assets noted above includes a net operating loss carryforward from 1998 of approximately $1,202,000.

     The estimated net operating loss available for 1999 is approximately $1,500,000.

     The current income tax provision for the three months ended March 31, 1999 has been estimated at $0 due to the loss for the period then ended.


13.     SUPPLEMENTAL CASH FLOW INFORMATION

     Cash payments for interest for the three months ended March 31, 1999 was $1,127.


14.     RELATED PARTIES

     At March 31, 1999, the Company owned 100% of the shares of Cytation Corporation, a Delaware corporation. The Delaware corporation incorporated in December 1997 as a joint venture between Web Services International, Inc. (a predecessor of the Company) and EER Systems, Inc. The primary activity of Cytation Corporation (Delaware) was the development of the Company's proprietary online, browser-based enterprise-wide training management operating system.

15.     SUBSEQUENT EVENTS

     In April, the Company received a $3,100,000 equity investment from two investors in exchange for 775,000 shares of Series A Convertible Preferred Stock.

     The Company used $370,000 of the proceeds of the equity investment to repay the Notes Payable-Other.

     The Company used $55,000 of the proceeds of the equity investment to repay the Notes Payable-Shareholders.

     The Company used approximately $112,000 of the proceeds of the equity investment to pay the Accrued Payroll.

(CONCLUDED)


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
         PLAN OF OPERATION

                            CYTATION.COM INCORPORATED

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


March 31, 1999

=====================================
THREE MONTHS ENDING MARCH 31, 1999
=====================================

The following information should be read in conjunction with the historical financial information and the notes thereto included in Item 1 of this Quarterly Report.

Except for historical information, the discussion in this Form 10-Q contains forward-looking statements that involve risks and uncertainties. These statements may refer to the Company's future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as "expect", "anticipate", "believe", "intend", "plan" and similar expressions. The Company's actual results could differ materially from those anticipated in such forward-looking statements. Factors that could contribute to these differences include, but are not limited to, the risks discussed in the section titled "Market Risks and other Business Factors" later in this Form 10-Q.

OVERVIEW

This overview describes the overall operational plan for Cytation.com Incorporated (together with its predecessor corporations, "Cytation.com" or the "Company") with respect to the marketing of the Company's proprietary Internet-delivered services.

Company Description

Cytation.com is leveraging its roots of its predecessors as a provider of Internet services and Web content to offer as services proprietary online enterprise learning solutions designed to capture, deploy and manage knowledge more effectively.

Cytation.com is a provider of Internet training and related services and competes principally in the $85 billion a year United States training market. The Company's principal service is RollCall(tm), a proprietary online, browser-based, enterprise-wide training management operating system that enables students to enroll and take, training managers to administer, and instructors to teach, courses over the Internet or on intranets, anywhere, anytime and at any pace. RollCall is compatible with principal course-authoring tools, and Cytation.com offers course Web-enabling and authoring services as part of its turnkey service approach to the market.

Potential customers for the Company's services include corporations with distributed workforces, government agencies, colleges and universities and professional trainers. 80% of the Fortune 1000 companies are currently investigating Web-based course delivery strategies. Web-based delivery products and services are forecast to grow at an annual compound rate of approximately 94 percent.

The Company's has positioned RollCall as a turnkey service - hosting and administering it on its owns servers - rather than as a product. This strategy enables the Company to seek to capitalize on the distinct trend by corporations to outsource training requirements; to minimize and often eliminate the involvement of information technology departments in the sales cycle; to seek to form strategic relationships with instructional design firms; to customize the training Web site so that it has the customer's "look and feel"; and to offer customers automatic, free upgrades. The Company believes that RollCall will enable organizations to deploy and manage online learning solutions faster and with greater ease relative to client server, client-administered installations.

RollCall is functional and is being used by corporations in the New England area. The Company is ramping up its sales and marketing staff and expects sales to increase substantially in 1999.

The principal shareholders of Cytation.com are the founders and officers of Web Services International, Inc. (the name of which was subsequently changed to Cytation Corporation), a corporation which supplied Internet services and technologies before its merger into the Company, and EER Systems Inc., a supplier of a broad range of systems design, development and integration capabilities specializing in aerospace flight, information and training systems with annual revenues in excess of $100 million ("EER"). EER is an acknowledged participant in the DoD and civilian U.S. government training market. The Company is the successor to Stylex Homes, Inc. and was the surviving corporation in a merger with Cytation Corporation. Stylex Homes, Inc. did not actively conduct any business since 1982.

The Company and its predecessors have raised more than $4.8 million of equity capital since 1996 and have expended more than $1,000,000 on proprietary database development and marketing initiatives directly related to the Company's business.

The Company has filed applications with U.S. Patent and Trademark Office for "Cytation" and "RollCall" and has received preliminary trademark approval for "Real Solutions in a Virtual World".

Cytation.com's executive office is at 809 Aquidneck Avenue, Middletown, Rhode Island, 02842, tel. (401) 845-8800; fax. 401-845-8816; www.cytation.com.

Completion of Merger

On March 5, 1999, Cytation.com Incorporated (the "Company") finalized a Plan of Merger with Cytation Corporation, a Rhode Island corporation (hereinafter referred to as "Disappearing Corporation"). The Disappearing Corporation's Operations, Business Plan, Articles of Incorporation, Bylaws, Financial Statements, Board of Directors and Officers became those of the Company.

Pursuant to Section 615 and 904 of the Business Corporation Law of New York and the provisions of the Rhode Island General Laws (R.I.G.L. 7-1.1-27, 7-1.1-30.3, 7-1.1-65, 7-1.1-67, 7-1.1-67, 7-1.1-68 and 7-1.1-74, et seq., as
amended) the Company and the Disappearing Corporation adopted Articles of Merger.

The Company, a corporation organized and existing under the laws of the State of New York, and the Disappearing Corporation, a corporation organized and existing under the laws of the State of Rhode Island, agreed that the Disappearing Corporation be merged into the Company. The terms and conditions of the merger and the mode of carrying the same into effect are incorporated herein by reference and set forth in said Articles of Merger at Exhibit 2.1 of Form 8-K/A, filed on April 2, 1999 with the Securities and Exchange Commission ("SEC").

The Company has survived and continues under the name of CYTATION.COM INCORPORATED. The total number of shares of stock of all classes which the Company has authority to issue is one hundred million (100,000,000) shares of Common Stock (hereinafter referred to as the "Common Stock") and ten million (10,000,000) shares of Preferred Stock (hereinafter referred to as the "Preferred Stock").

The Plan of Merger, incorporated herein by reference and set forth at Exhibit
2.2 of Form 8-K/A, filed on April 2, 1999 with the SEC, was duly adopted by the Boards of Directors of the respective corporations on January 25, 1999, and approved by the Shareholders of the Disappearing Corporation on February 11, 1999, in the manner prescribed by Sections 7-1.1-27, 7-1.1-30.3, 7-1.1-65,
7-1.1-67, 7-1.1-67, 7-1.1-68 and 7-1.1-74, et seq., as amended of the General
Laws of Rhode Island. The number of shares voted for the Plan of Merger was, with respect to each corporation, sufficient for approval as set forth below.

The number of shares of the Disappearing Corporation outstanding at the time of such adoption was 1,231,493, and the number of Shares entitled to vote thereon was 1,231,493. The Company is issuing 7,099,577 additional, restricted Shares to the Shareholders of the Disappearing Corporation, representing the fully diluted ownership in the Company by such Shareholders of the Disappearing Corporation.

RESULTS OF OPERATIONS

Revenue

The following table sets forth certain statement of operations data as a percentage of total revenues for the periods indicated.

Three Months Ended March 31,
----------------------------

                            1999         1998
                            --------     --------
Revenues:
Online Training              50%           0%
Web Hosting                  45%          12%
Subscriber Access            11%           4%
Website Origination           2%          76%
Other                         1%           9%
Returns                      -9%          -1%
                             --------    --------
                            100%         100%
                             ========    ========

The revenue table shows the significance of the shift in business focus of the Company over the past year. One year ago, the principal business of the Company was the hosting and development of Web content, which accounted for substantially all the Company's revenue. While the Company maintains Web hosting services for certain clients, this is the first quarter in which the majority of the income has been from the online training services provided principally through RollCall.

The Company expects that a substantially greater portion of its future revenue will be from online training services as its product matures and its marketing efforts intensify.

Most of the online training revenue has come from RollCall Version 1, which has been operational since mid-1998. RollCall Version 2 is under active development, with design input from the Company's existing customers.

The Company presently has approximately $200,000 of contracts in place as well as multiple quotations out to numerous companies which, if accepted, would result in additional revenues. Among the diverse types of companies with contracts in place are: Banyan Systems, Inc.; WebEd, Inc.; Morgan Stanley Dean Witter & Co.; American Power Conversion; Real World University; Rhode Island Technology Council; a major national chain that self brands the Company's services; and a leading authority on information technology that provides measurement, research, decision support, analysis, and training to its national clients.

Operating Expenses

Operating expenditures for the quarter ended March 31, 1999 were 24% higher than the same quarter one year ago. This is attributable to the fact that the Company changed its principal business during the year, and a significant amount of increased cost was related to software development of the new RollCall product. A sustained development level is expected to continue as the Company implements RollCall Version 2. The second reason for the increase in operating expenses was the recently completed merger. The Plan of Merger, incorporated herein by reference, is set forth at Exhibit 2.2 of Form 8-K/A, filed on April 2, 1999 with the SEC. A major portion of the increase in operating expenses resulted from increased legal and professional services required to complete the merger.

Payroll expenses were 5% higher than the same quarter one year previously. For the quarter ending March 31, 1999, the staff size was comparable to the size of the Company a year ago, although the mix of skills and specialties has changed somewhat as the business focus changed. The staff size is expected to grow in the near term to enhance the sales effort for the Company's services and to intensify the software development process. Consequently, salary expense is expected to increase substantially in the future.

As part of the increased level of effort, the Company hired a Vice President of Business Development, four sales representatives and several additional software developers during the first quarter of 1999. As of March 31, 1999, the Company employed 23 staff members.

DISCONTINUED OPERATIONS

In April 1997 the Company sold the assets related to its Internet service provider (ISP) business. Final revenue from that sale was received in November 1998. In early 1998, the Company discontinued its Web site development business. During the quarter recently completed, the Company did not receive any revenue from Web site development or operations as an ISP, nor did the Company have any expenses associated with those former components of its business. No future operations as an ISP or Web site developer are contemplated.

MARKET RISKS AND OTHER BUSINESS FACTORS

In passing the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), 15 U.S.C.A. Sections 77z 2 and 78u 5 (Supp. 1996), Congress encouraged public companies to make "forward looking statements" by creating a safe harbor to protect companies from securities law liability in connection with forward looking statements. The Company intends to qualify both its written and oral forward looking statements for protection under the Reform Act and any other similar safe harbor provisions.

"Forward looking statements" are defined by the Reform Act. Generally, forward looking statements include expressed expectations of future events and the assumptions on which the expressed expectations are based. All forward looking statements are inherently uncertain as they are based on various expectations and assumptions concerning future events and they are subject to numerous known and unknown risks and uncertainties which could cause actual events or results to differ materially from those projected. Due to those uncertainties and risks, the investment community is urged not to place undue reliance on written or oral forward looking statements of the Company. The Company undertakes no obligation to update or revise this Safe Harbor Compliance Statement for Forward Looking Statements (the "Safe Harbor Statement") to reflect future developments. In addition, the Company undertakes no obligation to update or revise forward looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

The Company provides the following risk factor disclosure in connection with its continuing effort to qualify its written and oral forward looking statements for the safe harbor protection of the Reform Act and any other similar safe harbor provisions. Important factors currently known to management that could cause actual results to differ materially from those in forward looking statements include the disclosures incorporated herein by reference and set forth in Item 5, Other Information, Business Plan, of Form 8-K/A, filed on April 2, 1999 with the Securities and Exchange Commission ("SEC") and also include the following:

Liquidity

The Company is considering the sale of equity in connection with a secondary offering later in 1999. The Company does not have any underwriting commitments for such sale of equity. There can be no assurance that any such sale will close by such date or at all or that the Company will continue to consider such an offering.

Litigation And Government Investigations

Numerous federal and state civil and criminal laws govern computer technology and Internet service activities. In general, these laws provide for various fines, penalties, multiple damages, assessments and sanctions for violations.

Evolving Industry Standards; Rapid Technological Changes

The Company's success in its business will depend in part upon its continued ability to enhance its existing products and services, to introduce new products and services quickly and cost effectively to meet evolving customer needs, to achieve market acceptance for new product and service offerings and to respond to emerging industry standards and other technological changes. There can be no assurance that the Company will be able to respond effectively to technological changes or new industry standards. Moreover, there can be no assurance that competitors of Cytation will not develop competitive products, or that any such competitive products will not have an adverse effect upon Cytation's operating results.

Moreover, management intends to continue to implement "best practices" and other established process improvements in its operations going forward. There can be no assurance that the Company will be successful in refining, enhancing and developing its operating strategies and systems going forward, that the costs associated with refining, enhancing and developing such strategies and systems will not increase significantly in future periods or that the Company's existing software and technology will not become obsolete as a result of ongoing technological developments in the marketplace.

Year 2000

It is possible that the Company's currently installed computer systems, software products or other business systems, or those of the Company's customers, vendors or resellers, working either alone or in conjunction with other software or systems, will not accept input of, store, manipulate and output dates for the year 2000 or thereafter without error or interruption (commonly known as the "Year 2000" problem). The Company has conducted a review of its business systems, including its computer systems, and is querying its customers, vendors and resellers as to their progress in identifying and addressing problems that their computer systems may face in correctly interrelating and processing date information as the year 2000 approaches and is reached. Through its review, the Company has identified a number of older legacy systems that are being abandoned in favor of a limited number of more efficient processing systems, rather than make all the systems Year 2000 compatible. Customers, vendors and resellers have been identified and requests for information distributed regarding the Year 2000 readiness of such parties.

Most responses have been received during the first quarter of 1999. The Company will develop contingency plans during the second quarter of 1999 in response to assessments of the Year 2000 readiness of customers, vendors and resellers. The estimated cost of the Company's Year 2000 efforts is $10,000 to $15,000 over 1998 and 1999, the majority of which represents redirection of internal resources and replacement or purchases of upgraded vendor software. However, there can be no assurance that the Company will identify all such Year 2000 problems in its computer systems or those of its customers, vendors or resellers in advance of their occurrence or that the Company will be able to successfully remedy any problems that are discovered. The expenses of the Company's efforts to identify and address such problems, or the expenses or liabilities to which the Company may become subject as a result of such problems, could have a material adverse effect on the Company's business, financial condition and results of operations.

The revenue stream and financial stability of existing customers may be adversely impacted by Year 2000 problems, which could cause fluctuations in the Company's revenue. In addition, failure of the Company to identify and remedy Year 2000 problems could put the Company at a competitive disadvantage relative to companies that have corrected such problems.

Volatility Of Stock Price

Cytation.com believes factors such as the Company's liquidity and financial resources, potential Internet reform measures and quarter to quarter and year to year variations in financial results could cause the market price of the Company's common stock to fluctuate substantially. Any adverse announcement with respect to such matters or any shortfall in revenue or earnings from levels expected by management could have an immediate and material adverse effect on the trading price of the Company's common stock in any given period. As a result, the market for the Company's common stock may experience material adverse price and volume fluctuations and an investment in the Company's common stock is not suitable for any investor who is unwilling to assume the risk associated with any such price and volume fluctuations.

LIQUIDITY AND CAPITAL RESOURCES

The Company, as successor to Cytation Corporation, has funded operations primarily through cash from operations and equity and debt investment, since inception.

On February 2, 1999 the Board of Directors voted to change the name of the Company from Stylex Homes, Inc. to Cytation.com Incorporated. The Board also voted to effectuate a one for two reverse stock split which became effective on February 25, 1999. The amendments were filed with the Department of State of the State of New York on February 8, 1999. The number of shares outstanding after the effective date of the stock split was 1,204,076, of which 1,004,076 were outstanding on December 31, 1998.

On February 8, 1999 the directors of the Company voted to merge with Cytation Corporation, a Rhode Island corporation, under Section 904 of the New York Business Corporation Law. The effective date of the merger was March 5, 1999. Cytation.com Incorporated continues as the surviving corporation.

In accordance with the merger agreement, the shareholders of common stock of Cytation Corporation received 5.765 shares of the common stock of Cytation.com Incorporated for each share of common stock of Cytation Corporation. Accordingly, 7,081,028 shares of Cytation.com Incorporated's common stock will be issued as a result of this merger.

Preferred Stock

The Company received $3,100,000 through the sale of preferred stock to Provident Life and Accident Insurance Company and one other investor. The Purchase Agreement with Provident Life and Accident Insurance Company was signed April 2, 1999, and the transaction closed shortly thereafter. A description of this transaction is incorporated herein by reference and set forth in Item 5, Other Information, of Form 8-K, filed on April 27, 1999 with the Securities and Exchange Commission ("SEC")

Debt Financing

The Company received $370,000 from debt instrument financing during the quarter ended March 31, 1999. This debt financing was repaid with the proceeds of the sale of preferred stock described above.

Secondary Offering of Common Stock

The Company is considering the sale of equity in connection with a secondary offering prior to the end of 1999. The Company has not received any commitment for such an offering, and no assurance can be provided that the Company will receive any such commitment, or that any such offering, if undertaken, will be successful.

Sufficiency of Cash Flows

The Company believes that current cash balances and any cash generated from operations and from available debt or equity financing will be sufficient to meet its cash needs for working capital and capital expenditures for at least the next twelve months. Thereafter, if cash generated from operations is insufficient to satisfy the Company's liquidity requirements, management may seek to sell additional equity or obtain credit facilities. The sale of additional equity could result in additional dilution to the Company's shareholders. A portion of the Company's cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, the Company evaluates potential acquisitions of such businesses, products or technologies.


PART II  OTHER INFORMATION

ITEM 1.  Legal Proceedings

          Neither the Registrant nor any of its affiliates are a party, nor is any of their property subject, to material pending legal proceedings or material proceedings known to be contemplated by governmental authorities.


ITEM 2.  Changes in Securities

          None


ITEM 3.  Defaults Upon Senior Securities

          None


ITEM 4.  Submission of Matters to a Vote of Security Holders

(a) On February 22, 1999, the Registrant entered into a Plan of Merger with Cytation Corporation, a Rhode Island corporation (hereinafter referred to as "Disappearing Corporation"). The Disappearing Corporation's Operations, Business Plan, Articles of Incorporation, Bylaws, Financial Statements, Board of Directors and Officers became that of the Registrant.

(b) Pursuant to the provisions of the Rhode Island General Laws (R.I.G.L. 7-1.1-27, 7-1.1-30.3, 7-1.1-65, 7-1.1-67, 7-1.1-67, 7-1.1-68 and 7-1.1-74, et
seq., as amended) the Registrant and the Disappearing Corporation adopted Articles of Merger.

     Cytation, a corporation organized and existing under the laws of the State of New York, and the Disappearing Corporation, a corporation organized and existing under the laws of the State of Rhode Island, agreed that the Disappearing Corporation be merged into Cytation. The terms and conditions of the merger and the mode of carrying the same into effect are as herein set forth in said Articles of Merger at Exhibit 2.1.

     Cytation has survived and continues under the name of CYTATION.COM INCORPORATED. No amendment is made to the Articles of Incorporation of Cytation as part of the merger. The total number of shares of stock of all classes which Cytation has authority to issue is one hundred million (100,000,000) shares of Common Stock (hereinafter referred to as the "Common Stock").

     The Plan of Merger set forth at Exhibit 2.2 was duly adopted by the Boards of Directors of the respective corporations on January 25, 1999, and approved by the Shareholders of the Disappearing Corporation on February 11, 1999, in the manner prescribed by Sections 7-1.1-27, 7-1.1-30.3, 7-1.1-65,
7-1.1-67, 7-1.1-67, 7-1.1-68 and 7-1.1-74, et seq., as amended of the General
Laws of Rhode Island. The number of shares voted for the Plan of Merger was, with respect to each corporation, sufficient for approval as set forth below.

     The number of shares of the Disappearing Corporation outstanding at the time of such adoption was 1,231,493, and the number of Shares entitled to vote thereon was 1,231,493.


ITEM 5.  Other Information

(i)A Series A Convertible Preferred Stock Purchase Agreement (the "Agreement") was executed on the 2nd day of April, 1999, by and between CYTATION.COM INCORPORATED, a New York corporation (the "Company" and/or "Registrant"), and the persons listed on Exhibit 1 to the Agreement who are signatories (the "Investors") as follows:

         Exhibit 1

         LIST OF INVESTORS

         Name                              Number of Shares

         Provident Life and Accident       750,000
         Insurance Company
         1 Fountain Square
         Chattanooga, TN 37402
         Attn: James A. Ramsay

Subject to the terms and conditions of the Agreement, a copy of which is attached hereto at Exhibit 20.1, the Investors agreed to purchase 750,000 shares of Series A Convertible Preferred Stock (the "Series A Preferred Shares") of the Company at a purchase price of $4.00 per share.

The initial purchase and sale of the Series A Preferred Shares being purchased by the Investors took place on April 2, 1999. Additional closings, upon substantially identical terms and conditions as those contained herein, may be held until Series A Preferred Shares having an aggregate purchase price of $10,000,000 have been sold, provided that all of such closings are held on or prior to June 30, 1999. Except as provided in the Agreement, the Company may not issue additional Series A Preferred Shares or warrants, options or other rights to acquire Series A Preferred Shares without the prior written approval of holders of at least two-thirds of the outstanding Series A Preferred Shares purchased under this Agreement.

The Company agrees to use the proceeds from the sale of the Series A Preferred Shares for working capital purposes, for the repayment of outstanding obligations and for the reduction of trade debt.

(ii)Reference is made to the Safe Harbor Compliance Statement, attached hereto as Exhibit 99.1, as prescribed by the Private Securities Litigation Reform Act of 1995, Safe Harbor Compliance Statement for Forward Looking Statements.

(iii)Reference is made to the press release issued to the public by the Registrant on January 27, 1999, the text of which is attached hereto as
Exhibit 99.2, for a description of the events reported pursuant to this Form 8
K.


ITEM 6.Exhibits and Reports on Form 8 K

         a.Exhibits

                 Exhibit 27. Financial Data Schedule

         b.Reports on Form 8 K

          (i)  Form 8-K, Current Report of Events filed January 29, 1999

          (ii) Form 8-K, Current Report of Events filed March 18, 1999

          (iii)Form 8-K, Current Report of Events filed April 2, 1999

INDEX TO EXHIBITS


EXHIBIT      NO      DESCRIPTION


#            2.1     Articles of Merger between Cytation.com Incorporated and
                     Cytation Corporation, dated February 11, 1999;

#            2.2     Plan of Merger dated February 11, 1999;

*            3.1     Articles of Incorporation of the Registrant, as amended;

*            3.2     Bylaws of the Registrant;

#            4.1     Instruments Defining Rights of Security Holders/Minutes of
                     Annual/Special Meetings of the Registrant;

#            5.1     Opinion on Legality of Securities to be Issued;

#           10.1     Issuance of Restricted Shares from Authorized Shares

#           10.2     Opinion to Transfer Agent Authorizing Issuance of
                     Restricted Shares from Authorized Shares

#           20.1     Board of Director's Resolution authorizing the name change from Stylex Homes, Inc. to Cytation.com Incorporated;

##          20.2     Series A Convertible Stock Purchase Agreement, dated
                     April 2, 1999, between Cytation.com Incorporated and
                     Provident Life and Accident Insurance Company

##          20.3     Provident Life and Accident Insurance Company Receipt

##          20.4     Designation of Rights and Preferences for Series A
                     Convertible Preferred Stock, as issued by Cytation.com
                     Incorporated in connection with a $10,000,000
                     "accredited investor" private placement,

#           23.1     Consent of Mark T. Thatcher, P.C.;



x           27       Financial Data Schedule

x           99.1     Safe Harbor Compliance Statement

x           99.2     Text of press release dated January 27, 1999

_______________________
x     Filed herewith.

*     Incorporated by reference from the Registrant's Annual Report on Form
      10KSB (S.E.C. File No. 0-5388) filed December 31, 1998.

# Incorporated by reference from the Registrant's Form 8-K, Current Report, filed January 29, 1999.

## Incorporated by reference from the Registrant's Form 8-K, Current Report, filed March 18, 1999, and later amended on April 2, 1999.



SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                         CYTATION.COM INCORPORATED

                         /s/ Kevin J. High

DATE: May 12, 1999       By:KEVIN J. HIGH
                         Name:  KEVIN J. HIGH
                         Title: President

