Form 10KSB
period 1999-06-30
CYTATION COM INC
filed 1999-09-28
CIK 95047

==============================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-KSB
(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required). For the fiscal year ended JUNE 30, 1999
                                       or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required).
     For the transition period from ________________ to ________________

                            CYTATION.COM INCORPORATED
             (Exact Name of Registrant as Specified in its Charter)

                                    NEW YORK
                 (State or Other Jurisdiction of Incorporation)


              05388                                      16-0961436
      (Commission File Number)                        (I.R.S. Employer
                                                    Identification Number)

  809 Aquidneck Avenue, Middletown, RI                     02842
(Address of Principal Executive Offices)                 (Zip Code)


                                 (800) 275-5895
              (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:   Common stock,
$.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Registrant's common stock, par value $.001 per share, held by non-affiliates of the Registrant, based upon the closing Price of $6.375 on August 31, 1999, as reported on the Over The Counter Bulletin Board, was approximately $31,952,947. For purposes of this disclosure, shares of Common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

The number of shares of Registrant's common stock, par value $.001 per share, outstanding at August 31, 1999 was 9,846,340.

Documents Incorporated By Reference
    8K/A of April 2, 1999
    8K of April 27, 1999
    8K of August 25, 1999

================================================================================

                            CYTATION.COM INCORPORATED

                                   FORM 10-KSB
                         FISCAL YEAR ENDED JUNE 30, 1999


This Annual Report on Form 10-KSB contains forward-looking statements with respect to Cytation.com Incorporated ("Cytation.com" or the "Company") which involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements due to a number of factors, including those described herein and the documents incorporated herein by reference, and those factors described in Part II, Item 7 under "Factors that May Affect Future Results of Operations."


PART I

Item 1.   Business

THE COMPANY

Cytation.com offers three proprietary Internet services: RollCall(TM), an online enterprise learning solution designed to capture, deploy and manage knowledge more effectively; LearningEvent.net(TM), a dedicated Internet portal for on-line learning events; and CollegeLink.com, an Internet "Hub of Necessity" for college-bound students which provides an online software-based college application service. Cytation.com Incorporated completed the acquisition and merger of ECI, Inc., the developer of CollegeLink, on August 10, 1999.

ROLLCALL. RollCall is a proprietary online, browser-based, enterprise-wide training management operating system that enables students to enroll and take, training managers to administer, and instructors to teach - courses over the Internet or on intranets, anywhere, anytime and at any pace. "Students" includes employees, vendors and customers. RollCall is compatible with all principal course-authoring tools, and Cytation.com offers Web enabling of courses and authoring as part of its turnkey service approach to the market. Potential and existing customers for the RollCall include corporations with distributed workforces, government agencies, colleges and universities and professional trainers.

The Company offers RollCall as a turnkey service - hosting and administering it on its own servers - rather than as a product. The Company believes this strategy offers it certain competitive advantages. As a delivery service, RollCall enables organizations to deploy and manage online learning solutions faster and with greater ease relative to client server, client-administered installations.

RollCall is being used by corporations in the New England area. The Company is ramping up its sales and marketing staffs and expects sales to increase in 1999.

LEARNINGEVENT.NET. As the first portal dedicated exclusively to on-line learning events, LearningEvent.net plans to provide a low-cost, convenient way to create an on-line learning event, invite participants, present material, and learn about the audience. Unlike other training websites that simply aggregate content and have a pay-per-view business model, LearningEvent.net is based on the idea of creating temporary access to content with pre-paid keys and reporting on the usage of the keys and the profile of participants after the event. LearningEvent.net is currently undergoing beta evaluation.

COLLEGELINK.COM has entered into written agreements and has developed relationships with nearly 1,000 colleges and universities. CollegeLink has developed market awareness and acceptance of its CollegeLink admission application method. CollegeLink.com intends to leverage these assets into a three-component business:

         CollegeLink e-commerce transactions will be conducted directly through the website "collegelink.com" for the college admissions lifecycle: student-entered multiple-college applications, payment of college application fees, financial aid applications, applications for and payment of loan placement fees, and sophisticated college searches and virtual campus tours.

         CollegeLink plans to use its database of information on college-bound students, their backgrounds and their preferences, consistent with privacy concerns, for a variety of college marketing programs and student market sponsorship opportunities.

         CollegeLink's Internet Hub is expected to become a primary website for college-bound students, attracting Internet commerce to the site and generating additional revenues from a broad variety of advertising arrangements, company affiliations and syndication programs.

Cytation's executive office is at 809 Aquidneck Avenue, Middletown, Rhode Island, 02842, tel (401) 845-8800; fax 401-845-8816; WWW.CYTATION.COM;
WWW.COLLEGELINK.COM.


INDUSTRY BACKGROUND

The market for Internet-related products and services is growing more rapidly than the early emerging markets for print publishing, telephony, film, radio, recorded music, television, and personal computers. Few if any industries have ever had the potential reach of this one or offered new entrants such an extensive and achievable range of opportunities as the digital revolution continues to permeate society and the ways in which it communicates and transacts business.

Size of Market.

RollCall and LearningEvent.net: The overall training market in the United States was more than $85 billion in 1997, with the corporate market accounting for nearly $59 billion, or 70 percent. Industry experts forecast that the U.S. market for Web-based training will grow from $197 million in revenue in 1997 to more than $10 billion in the year 2002. Web-based delivery products and services are forecast to account for approximately 30 percent of this overall market.

CollegeLink: In the United States alone, there are on the order of 8,200,000 college applications annually. Assuming an 80% market conversion to digital applications, the potential annual market for Internet applications is approximately $65 million. Approximately 50% of the 2,000,000 students who enter colleges in the United States each year submit financial aid applications. Approximately 1,000,000 of the newly enrolled students obtain loans averaging $2,500, and 200,000 parents obtain loans averaging $7,500 - a total of $4 billion in loans. Most of these loans are guaranteed by the Federal government, which creates a loan pool for private banks and provides CollegeLink an online forum to receive a placement fee for each loan directed to a lending institution from its website


MARKETING, SALES AND CUSTOMER SUPPORT

RollCall Marketing. The cornerstone of the Company's marketing strategy is to position RollCall as a turnkey service - hosting and administering it on its own servers - rather than as a product purchased, installed and maintained by customers. Unlike many Web-based training software products which sell for as much as $200,000, RollCall is priced on a per student license or, for customers with several thousand students, an enterprise license basis with modest set-up fees. Upgrades are automatic and free.

The Company is focusing also on "channel" or customer training sales with a view to generating revenue from marketing as well as training budgets. One customer, for example, uses RollCall to certify the resellers of one of its highly technical products. Another customer utilizes RollCall on a pay-per-view basis to educate resellers on its products. Pricing for customer and channel usage of RollCall is on a negotiated basis.

Another element of the Company's marketing strategy is to use instructional design firms as resellers to drive RollCall into the trainer market and leverage hundreds of established third-party customer accounts. Instructional design is a highly fragmented industry in which the participants are trainers, not specialists in the Internet and supporting technologies.

Cytation.com also offers hosting and other Internet-related services; provides training and technical support; and provides or arranges for course development and authoring, all in support of RollCall sales.

The Company plans to leverage the extensive network of colleges and universities established by CollegeLink over the years to cross-sell RollCall, both for university-wide programs such as online course scheduling and enrollment but also for third party pay-per-view distance learning curricula via the Internet currently under consideration by academia.

Cytation.com also believes it will benefit from its relationship with EER Systems Inc ("EER"), a Washington, DC based aerospace firm which is a principal shareholder of the Company. EER, founded in 1979, offers a broad range of systems design, development and integration capabilities, specializing in aerospace flight, information and training systems. Two of EER's principals are members of Cytation.com Incorporated Board of Directors. In particular, the Company expects to receive subcontract revenue through EER in its role as one of eight prime contractors for a General Services Administration (GSA) $9 billion, 9-year funding vehicle ("SEAT Contract") for integrating desktop computing as an information utility, including local and wide area network capabilities, help desk services, maintenance and training. Cytation.com has formally been designated a SEAT Contract subcontractor.

RollCall Sales. The Company plans to sell all RollCall and related services directly and through its strategic instructional design partners. The Company currently has four full-time salaried sales personnel dedicated to RollCall sales, all of whom were hired after January 1999.

CollegeLink Marketing. CollegeLink's marketing plan is to leverage its relationships with nearly 1,000 colleges and universities to develop the premier Internet Hub for college-bound students. CollegeLink is a company built on relationships requiring years to develop through one-on-one sales presentations
- not a technology company in search of relationships. As such, the Company believes CollegeLink is positioned to capitalize on the benefits of the Internet in very real and immediate ways.

For the first time in its history, CollegeLink will aggressively market the range of CollegeLink services to students, parents, and guidance personnel at high schools and college admissions officers. Also, for the first time, the service will be available directly via the Internet for both obtaining the software as well as submitting the completed applications. The goal is to overcome two points of resistance: credibility (who is CollegeLink?) and "equal consideration" issues, i.e., the idea that applications submitted online may be treated differently by colleges and universities than hand-prepared applications. The marketing plan includes promotions such as scholarships, traditional and online advertising, collection of the entire college application fee, endorsements from colleges and universities, and readily available disks and CDs loaded with the CollegeLink software.

CollegeLink Sales. CollegeLink plans to continue to add colleges and universities to its roster the way it has since 1993: on campus sales calls by sales personnel. It is expected that "sales" to students, their parents and guidance personnel of the range of CollegeLink services will be through direct mailings (for example, to students who have signed up for the PSATs and SATs), targeted periodical advertising (such as Newsweek's college-bound student issue) and various promotional campaigns.

COMPETITION

RollCall Competition. None of the Company's principal competitors has achieved dominant market share. The Company believes that the overall competitive environment will allow multiple competitors to develop market share followed by a period of consolidation beginning after the year 2000.

The Company has positioned RollCall as a turnkey service - hosting and administering it on its own servers rather than as a product. The Company believes that Cytation.com's RollCall is the only training management system offered as a service rather than software or bundled product sold for installation and management by the customer. This strategy will enable the Company to capitalize on the distinct trend by corporations to outsource training requirements; to offer vendor-based and customer (and therefore not simply employee) training networks; to minimize and often eliminate the involvement of information technology departments in the sales cycle; to form strategic relationships with instructional design firms; to customize the training website so that it has the customer's

"look and feel"; and to offer customers automatic, free upgrades. The RollCall delivery service is expected to enable organizations to deploy and manage online learning solutions significantly faster and with greater ease relative to client server, client-administered installations.

CollegeLink Competition. CollegeLink believes it is the industry leader because of its relationships with nearly 1,000 colleges and universities established over the last six years. The three principal competitors identified by the Company are Apply, CollegeEdge and CollegeNet. The Company also believes its software offers several competitive advantages.

EMPLOYEES. As of August 31, 1999, the Company employed 36 persons full-time. None of the Company's employees is represented by a union and the Company has never experienced a work stoppage. Management considers its relations with its employees to be good.

Item 2.   Properties

The Company's headquarters is located in Middletown, Rhode Island, where the Company occupies 3200 square feet of space pursuant to a lease which expires in September 2001. The Company's CollegeLink operations are conducted in Clinton, Massachusetts where the Company occupies space as a tenant at will. On September 22, 1999 the Company signed a lease for 11,500 square feet which will house all of the Company's operations including CollegeLink.com Incorporated. The Company believes that these existing facilities are adequate to meet its current foreseeable requirements or that suitable additional or substitute space will be available on commercially reasonable terms. The Company plans to vacate its Clinton, Massachusetts property and to consolidate its operations in Middletown, RI. By November 1, 1999.

Item 3.   Legal Proceedings

There are no pending claims against the Company regarding infringement of any patents or other intellectual property rights of others. The Company is not a party to any material pending legal proceedings, other than ordinary routine litigation incidental to the business.

Item 4.   Submission of matters to a vote of security holders

None.


PART II

Item 5. Market for the registrant's common equity and related shareholder matters

(a) The Company's common stock has been publicly traded on the Over The Counter Bulletin Board under the symbol "CYTA" since March 18, 1999. The following table sets forth, for the periods indicated, the high and low sale prices for the common stock.


Fiscal 1999:                                             High              Low
  Third quarter ended March 31, 1999                     7.50              4.00
    (Starting March 18, 1999)
  Fourth quarter ended June 30, 1999                     9.91              5.75


At August 31, 1999, the Company had 1,385 holders of record of its common stock. Some shares are held by various investment and other firms in street name. The Company estimates the number of beneficial owners of the Company's common stock at August 31, 1999 to be 1,475.

The market price of the Company's common stock has been volatile. For a discussion of the factors affecting the Company's stock price, see "Factors that may affect future results of operations -- possible volatility of stock price."

The Company has not paid cash dividends on its common shares or other securities. The Company currently anticipates that it will retain all of its future earnings for use in the expansion and operation of its business and does not anticipate paying any cash dividends on its common shares in the foreseeable future.

Item 6.   Management's Discussion and Analysis or Plan of Operation


The following information should be read in conjunction with the historical financial information and the notes thereto included in Items 6 and 8 of this 10-KSB.

This Management's Discussion and Analysis section and other parts of this Annual Report on Form 10-KSB contain forward-looking statements within the meaning of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below and in "Business." The forward-looking statements contained herein are made as of the date hereof, and the Company assumes no obligation to update such forward-looking statements or to update reasons actual results could differ materially from those anticipated in such forward-looking statements.


RESULTS OF OPERATIONS

YEAR ENDED JUNE 30,

                                                            1999                1998
                                                     -----------         -----------
Net revenue
   Development of proprietary technology                       -             500,000
   Online training service revenues                      162,884                   -
   Website hosting                                       235,522             210,700
   Other revenues                                        163,515             533,183
                                                     -----------         -----------
                                                         561,921           1,243,883

Operating expenses:
   Payroll, payroll taxes and related benefits         1,173,439           1,018,786
   Investor relations                                    376,824                   -
   Depreciation and amortization                         131,545              93,554
   Advertising                                            49,428              13,268
   Other expense                                       1,417,110             748,607
                                                      ----------          ----------
                                                      (3,148,346)         (1,874,215)

Net income (loss)                                     (2,586,425)           (630,332)


FISCAL YEAR ENDED JUNE 30, 1999 COMPARED TO FISCAL YEAR ENDED JUNE 30, 1998

NET REVENUE. Net revenue shows the significance of the shift in business focus of the Company over the past year. In the first part of 1998 and in prior years the principal business of the Company was the development and sales of other services related to the hosting of Web content, which accounted for approximately $743,883 of the Company's revenue. During the latter half of fiscal year 1998, the Company began development of RollCall. The $500,000 of income for development of proprietary technology was the result of a joint venture with EER. This joint venture ultimately resulted in EER acquiring in excess of 10% of the Company's shares. While the Company maintains Web hosting services for certain clients, the Company no longer provides website development services. A significant portion of the fiscal year 1999 income has been from the online training services provided principally through RollCall.

The Company expects that a substantially greater portion of its future revenue will be from online training services as its product matures and its marketing efforts intensify.

Most of the online training revenue has come from RollCall Version 1, which was introduced for beta testing in the fourth quarter of 1998 and commercially in early 1999. RollCall Version 2 is under active development, with design input from the Company's existing customers.

In addition to future revenues from RollCall, the Company expects a substantial portion of future revenue will derive from the operations of ECI, Inc. and the continued development of the CollegeLink Internet-based college application service and related e-commerce revenue.

OPERATING EXPENSES. Operating expenditures for the year ended June 30, 1999 were 68% higher than the previous year. This increase is attributable to the fact that the Company changed its principal business during the year. In addition, a significant amount of increased cost was related to software development of the new RollCall product. A sustained development level is expected to continue as the Company implements RollCall Version 2 and LearningEvent.net. Another reason for the increase in operating expenses was the merger completed March 5, 1999 with Cytation Corporation (formerly Web Services International, Inc.). A major portion of the increase in operating expenses resulted from increased legal and professional services required to complete the merger. A third increase is in the area of Investor relations, which is associated with the Company stock commencing sales under the symbol "CYTA" on March 18, 1999. Operating expenses are expected to increase substantially in the future as the Company increases marketing efforts, and as sales increase as the Company believes will occur.

INVESTOR RELATIONS. The Company hired several investor relations firms in conjunction with the commencement of sales of the Company stock on March 18, 1999. There was no comparable expense in prior years.

CERTAIN OPERATIONS. In April 1997 the Company sold the assets related to its Internet service provider ("ISP") business. Final revenue from that sale was received in November 1998. In early 1998, the Company discontinued its website development business. During the quarter recently completed, the Company did not receive any revenue from website development or operations as an ISP, nor did the Company have any expenses associated with those former components of its business. No future operations as an ISP or website developer are contemplated.


LIQUIDITY AND CAPITAL RESOURCES

Although Cytation.com Incorporated (formerly Stylex Homes, Inc.) is the surviving entity from the merger of March 5, 1999, in accordance with SEC applicable accounting requirements, the Company is successor to Cytation Corporation (formerly Web Services International, Inc.) which was the disappearing entity from in the March 5, 1999 merger. Since inception, the Company and its accounting predecessor (Cytation Corporation, formerly Web Services International, Inc.) have funded operations primarily through cash from operations and equity and debt investment.

On February 2, 1999 the Board of Directors of Stylex Homes, Inc. voted to change the name of the corporation to Cytation.com Incorporated. The Board also voted to effectuate a one for two reverse stock split which became effective on February 25, 1999. The amendments were filed with the Department of State of the State of New York on February 8, 1999. The number of shares outstanding after the effective date of the stock split was 1,204,076, of which 1,004,076 were outstanding on December 31, 1998.

On February 8, 1999 the directors of the Company voted to merge with Cytation Corporation, a Rhode Island corporation. The effective date of the merger was March 5, 1999. Cytation.com Incorporated continues as the legal surviving corporation.

In accordance with the merger agreement, the shareholders of common stock of Cytation Corporation received 5.765 shares of the common stock of the Company for each share of common stock of Cytation Corporation. Accordingly, 7,081,028 shares of the Company's common stock were issued as a result of this merger.

PREFERRED STOCK. The Company received $3,100,000 through a private placement of preferred stock to The Provident Life and Accident Insurance Company and one other investor. The Purchase Agreement with The Provident Life and Accident Insurance Company was signed April 2, 1999, and the transaction closed shortly thereafter. A description of this transaction is incorporated herein by reference and set forth in Item 5, Other Information, of Form 8-K, filed on April 27, 1999 with the Securities and Exchange Commission ("SEC"). After the end of the fiscal year, the Company received $485,000 through the private placement of additional shares of preferred stock. The Company is considering the private placement of additional preferred shares.

COMMON STOCK. The Company received $195,000 in January 1999 from the sale of common shares.

DEBT FINANCING. The Company received $370,000 from debt instrument financing during the quarter ended March 31, 1999. This debt financing was repaid with the proceeds of the sale of preferred stock described above.

ADDITIONAL FINANCINGS. The Company is planning and expects to consummate additional equity financing in connection with a secondary offering prior to the end of 1999. No assurance can be provided that any such offering will be successful.

SUFFICIENCY OF CASH FLOWS. The Company believes that current cash balances and any cash generated from operations and from available debt or equity financing will be sufficient to meet its cash needs for working capital and capital expenditures for at least the next twelve months. Thereafter, if cash generated from operations is insufficient to satisfy the Company's liquidity requirements, management may seek to sell additional equity or obtain credit facilities. The sale of additional equity could result in additional dilution to the Company's shareholders (See "Risk factors"). A portion of the Company's cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, the Company evaluates potential acquisitions of such businesses, products or technologies.

Net cash used in operating activities was $2,110,144 for the fiscal year ended June 30, 1999 and $277,177 for the fiscal year ended June 30, 1998. Net cash used in investing activities $9,534 and $78,551 for the fiscal year ended June 30, 1999 and June 30, 1998, respectively. Financing activities provided $3,434,416 for the year ending June 30, 1999 compared to $399,662 for the year ending June 30, 1998. As of June 30, 1999 the Company had working capital of $1,371,100 compared to $46,362 as of June 30, 1998.

RECENT ACCOUNTING PRONOUNCEMENTS

In March, 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use." This statement is effective for financial statements for years beginning after December 15, 1998. This statement provides guidance over accounting for computer software developed or obtained for internal use, including the requirement to capitalize specified costs and the amortization of such costs. The Company adopted this standard and its adoption had no material effect on its results of operations, financial position or cash flows.

In April 1998, the AICPA issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities." This statement, which is effective for fiscal years beginning after December 15, 1998, provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. The adoption of this standard had no effect on the Company's results of operations financial position or cash flows.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company does not expect the adoption of this statement to have an impact on its results of operations, financial position or cash flows.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

This report on Form 10-KSB contains forward-looking statements within the meaning of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended. The Company's future results of operations could Vary significantly from the results anticipated by such forward-looking statements as a result of various factors, including those set forth as follows and elsewhere in this annual report on Form 10-KSB.

FLUCTUATIONS IN OPERATING RESULTS. The Company has experienced and expects to continue to experience fluctuations in its quarterly and annual operating results.

RECENT OPERATING LOSSES. The Company incurred an operating loss of $2,588,761 in fiscal 1999. The Company also incurred an operating loss of $630,332 in fiscal 1998. The Company expects to record a net loss in the first quarter of fiscal 2000. There can be no assurance that the Company will be profitable.

DEPENDENCE ON MARKET ACCEPTANCE OF INTERNET-BASED COLLEGE APPLICATIONS. A principal element of the Company's strategy is to capture an increasing share of the Internet-based college application market. The failure to achieve market acceptance would have a material adverse effect on the Company's business, financial condition and operating results.

INTENSE COMPETITION. In each of the markets it serves, the Company may face competition from established competitors and potential new entrants. The Company expects its competitors to continue to improve the performance of their current products and services and to introduce new products and services with improved price and performance characteristics.

YEAR 2000. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The Company has recognized the Year 2000 problem and has taken steps to mitigate the situation. The Company's in-house information technology system consists primarily of hardware and software purchased from outside parties, and software developed in-house using third party development languages and platforms. The Company has completed vendor-provided upgrades of vendor-developed software. Although the upgrades are claimed by the vendors to be Year 2000 compliant, the Company is testing the hardware and software for Year 2000 compliance and will install vendor-provided software patches if necessary. The Company is also testing the internally developed software which is included in the services sold to customers. The Company expects such assessments and modifications to existing software and conversion to new software will be completed by October 31, 1999. If, however, such modifications and conversions are not made, or are not completed timely, the Year 2000 issue could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company expects that costs to address the Year 2000 issue, directly or indirectly, will total approximately $15,000, the majority of which was spent in fiscal 1998 and 1999, with the remainder being spent during fiscal 2000. Costs include salary and related expenses, hardware and software costs, and miscellaneous expenses. To date, the company has incurred expenses of approximately $12,000 related to the assessment of and preliminary efforts in dealing with the Year 2000 issue.

The costs of the planned Year 2000 modifications, and the dates by which the Company expects to complete them, are based on management's best estimates, which were derived from numerous assumptions of future events. There can be, however, no assurance that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

    POSSIBLE VOLATILITY OF STOCK PRICE. The market price of the Company's common stock has been, and may continue to be, volatile. The Company believes that factors such as announcements of developments related to the Company's business, fluctuations in the Company's operating results, failure to meet securities analysts' expectations, general conditions in the marketplace, announcement of technological innovations, new systems or product enhancements by the Company or its competitors, fluctuations in the level of development funding, acquisitions, changes in governmental regulations, developments in patents or other intellectual property rights and changes in the Company's relationships with customers could cause the price of the Company's common stock to fluctuate substantially. In addition, in recent years the stock market in general, and the market for small capitalization and high technology stocks in particular, has experienced extreme price fluctuations which have often been unrelated to the operating performance of affected companies. Such fluctuations could adversely affect the market price of the Company's common stock.

    MANAGEMENT OF CHANGING BUSINESS. If the Company is to be successful, it must expand its operations. Such expansion will place a significant strain on the Company's administrative, operational and financial resources. Such expansion will result in a continuing increase in the responsibility placed upon management personnel and will require development or enhancement of operational, managerial and financial systems and controls. If the Company is unable to manage the expansion of its operations effectively, the Company's business, financial condition and operating results will be materially and adversely affected.

    DEPENDENCE ON KEY PERSONNEL. The Company's success depends to a significant extent upon the continued service of key executive officers and key employees. The Company maintains key person life insurance covering the Company's president for its benefit. None of the Company's employees is subject to a noncompetition agreement with the Company. The loss of the services of any of its executive officers or a group of key employees could have a material adverse effect on the Company's business, financial condition and operating results. The Company's future success will depend in significant part upon its ability to attract and retain highly skilled technical, management, sales and marketing personnel. There is a limited number of personnel with the requisite skills to serve in these positions, and it has become increasingly difficult for the Company to hire such personnel. Competition for such personnel in the internet industry is intense, and there can be no assurance that the Company will be successful in attracting or retaining such personnel. The Company's inability to attract and retain the executive management and other key personnel it requires could have a material adverse effect on the Company's business, financial condition and operating results.

    INTELLECTUAL PROPERTY PROTECTION AND INFRINGEMENT. The Company's ability to compete successfully is dependent in part upon its ability to protect its proprietary technology and information. Although the Company attempts to protect its proprietary technology through copyrights, trade secrets and other measures, there can be no assurance that these measures will be adequate or that competitors will not be able to develop similar technology independently. Litigation may be necessary to enforce or determine the validity and scope of the Company's proprietary rights, and there can be no assurance that the Company's intellectual property rights, if challenged, will be upheld as valid. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, financial condition and operating results, regardless of the outcome of the litigation.

There are no pending claims against the Company regarding infringement of any intellectual property rights of others. However, the Company may receive, in the future, communications from third parties asserting intellectual property claims against the Company. Such claims could include assertions that the Company's products infringe, or may infringe, the proprietary rights of third parties, requests for indemnification against such infringement or suggestions that the Company may be interested in acquiring a license from such third parties. There can be no assurance that any such claim made in the future will not result in litigation, which could involve significant expense to the Company, and, if the Company is required or deems it appropriate to obtain a license relating to one or more products or technologies, there can be no assurance that the Company would be able to do so on commercially reasonable terms, or at all.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company considered the provisions of Financial Reporting Release No. 48 "Disclosures of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosures of Quantitative and

Qualitative Information about Market Risk Inherent in Derivative Commodity Instruments." The Company has no holdings of derivative financial or commodity instruments at May 31, 1999.

The Company is exposed to financial market risks, including changes in interest rates. To somewhat reduce these risks, the Company invests excess cash in a managed portfolio of corporate and government bond instruments with maturities of 18 months or less. The Company does not use any financial instruments for speculative or trading purposes.


Item 7.   Financial Statements and Supplementary Data

CYTATION. COM INCORPORATED
INDEX TO FINANCIAL STATEMENTS

CYTATION.COM INCORPORATED
Report of Independent Auditor
Balance Sheets as of June 30, 1999, and June 30,1998
Statements of Operations for the years ended June 30, 1999 and 1998 Statement of Changes in Shareholders' Equity (Deficit)
Statements of Cash Flows for the years ended June 30, 1999 and 1998 Notes to Financial Statements

CYTATION.COM INCORPORATED AND SUBSIDIARY PRO-FORMA
Pro-Forma Balance Sheet as of June 30, 1999 (unaudited)
Pro-Forma Statement of Operations for the year ended June 30, 1999 (unaudited) Notes to the Pro-Forma Financial Statements

ECI, INC.
Report of Independent Auditor
Balance Sheets as of December 31, 1998, 1997 and 1996
Statements of Operations for the years ended December 31, 1998, 1997 and 1996
 Statement of Changes in Sharesholders' Deficit
Statements of Cash Flows for the years ended December 31,1998, 1997 and 1996 Notes to Financial Statements

INDEPENDENT AUDITOR'S REPORT


Shareholders and Directors
Cytation.com Incorporated
Middletown, Rhode Island 02842

         We have audited the accompanying balance sheets of Cytation.com Incorporated as of June 30, 1999 and 1998, and the related statements of operations, sharesholders' equity (deficit) and cash flows for each of the two years ended June 30, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform our audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cytation.com Incorporated as of June 30, 1999 and 1998, and the results of its operations and its cash flows for each of the two years ended June 30, 1999 and 1998 in conformity with generally accepted accounting principles.



                                                Radin, Glass & Co., LLP
                                                Certified Public Accountants

New York, New York
September 3, 1999

                            CYTATION.COM INCORPORATED

                                 BALANCE SHEETS

                                     ASSETS

                                                                                        June 30,
                                                                              -----------------------------
                                                                                  1999              1998
                                                                              -----------       -----------
CURRENT ASSETS:
    Cash and cash equivalents                                                 $ 1,371,100       $    46,362
    Accounts receivable, net of allowance for doubtful
        accounts of $10,000 and $4,200                                            100,163            72,113
    Prepaid expenses and other assets                                              85,249            12,877
                                                                              -----------       -----------
              TOTAL CURRENT ASSETS                                              1,556,512           131,352

FURNITURE AND EQUIPMENT, net of accumulated depreciation                          250,484           190,553

SOFTWARE DEVELOPMENT, net of accumulated amortization of
  $36,287                                                                            --              36,283
                                                                              -----------       -----------

                                                                              $ 1,806,996       $   358,189
                                                                              ===========       ===========

                                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                          $   278,372       $    35,988
    Accrued payroll                                                                84,725           216,709
    Accrued expenses                                                               32,247            48,567
    Unearned revenue                                                               35,000            57,126
    Note payable shareholder                                                         --              45,000
    Shareholder advance payable                                                      --              13,071
    Current portion of capital lease obligation                                      --               1,469
                                                                              -----------       -----------
              TOTAL CURRENT LIABILITIES                                           430,344           417,930

CAPITAL LEASE OBLIGATION                                                             --               9,580

COMMITMENTS AND CONTINGENCIES                                                        --                --

SHAREHOLDERS' EQUITY:
    Preferred shares, $1,000 stated value, $.001 par value, authorized
        1,000 shares, issued and outstanding 543 shares outstanding                  --             542,500
    Series A Convertible Preferred Stock, $4.00 stated value, $.001 par value, authorized 2,500,000 shares, issued and outstanding 775,000
    shares                                                                      3,100,000              --

    Common shares, $.001 par value, authorized 100,000,000 and 5,765,000
        shares, issued and outstanding 9,152,211 and 3,482,556 shares               9,152               604
    Additional paid-in capital                                                  2,459,718           993,368
    Accumulated deficit                                                        (4,192,218)       (1,605,793)
                                                                              -----------       -----------
              TOTAL SHAREHOLDERS' EQUITY                                        1,376,652           (69,321)
                                                                              -----------       -----------
                                                                              $ 1,806,996       $   358,189
                                                                              ===========       ===========


See notes to financial statements

                            CYTATION.COM INCORPORATED

                            STATEMENTS OF OPERATIONS

                                                              Year Ended June 30,
                                                         -----------------------------
                                                            1999              1998
                                                         -----------       -----------
NET REVENUES:
        Development of proprietary technology            $      --         $   500,000
        Online training service revenues                     162,884              --
        Website hosting                                      235,522           210,700
        Other revenues                                       163,515           533,183
                                                         -----------       -----------
                                                             561,921         1,243,883

                                                         -----------       -----------
EXPENSES:
        Payroll, payroll taxes and related benefits        1,173,439         1,018,786
        Investor relations                                   376,824              --
        Depreciation and amortization                        131,545            93,554
        Advertising                                           49,428            13,268
        Other expenses                                     1,417,110           748,607
                                                         -----------       -----------
                                                           3,148,346         1,874,215
                                                         -----------       -----------

NET LOSS                                                 $(2,586,425)      $  (630,332)
                                                         ===========       ===========

NET LOSS PER SHARE                                       $     (0.40)      $     (0.18)
                                                         ===========       ===========
WEIGHTED AVERAGE NUMBER OF SHARES
        USED IN COMPUTATION                                6,531,153         3,499,857
                                                         ===========       ===========



See notes to financial statements

                            CYTATION.COM INCORPORATED

             STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)


                                                                                                                 Total
                                Preferred Shares          Common Shares        Additional                     Sharesholders
                              --------------------    ---------------------     Paid-In                          Equity
                               Shares      Amount       Shares      Amount      Capital         (Deficit)       (Deficit)
                              -------    ---------    ---------    --------   -----------      -----------    -------------
Balance - June 30, 1997           105      105,000    3,482,556       3,483       938,310        (975,461)          71,332

Preferred issued                  438      437,500           --          --            --              --          437,500

Issuance of options
  for services                                  --           --          --        52,180              --           52,180

Net loss for the period            --           --           --          --           --         (630,332)        (630,332)
                              -------    ---------    ---------    --------     ---------     -----------      -----------

Balance - June 30, 1998           543      542,500    3,482,556       3,483       990,490      (1,605,793)         (69,320)

Preferred conversion             (543)    (542,500)     453,976         454       542,046              --               --

Issuance of shares for
 assets                                         --    1,345,350       1,345       145,954              --          147,299

Issuance of shares for
 compensation                                   --    1,372,070       1,372         1,008              --            2,380

Issuance of shares for
 services                                       --      559,438         559       376,391              --          376,950

Sale of common shares,
 less expenses                                  --      374,725         375       194,625              --          195,000

Effect of merger transaction                    --    1,204,096       1,204         1,029              --            2,233

Issuance of shares with debt                    --      360,000         360       250,660              --          251,020

Preferred issued -
  Series A                    775,000    3,100,000           --          --            --              --        3,100,000

Dividends                          --           --           --          --       (42,485)             --          (42,485)

Net loss for the period            --           --           --          --           --       (2,586,425)      (2,586,425)
                              -------    ---------    ---------    --------    ----------     -----------      -----------
Balance - June 30, 1999       775,000    3,100,000    9,152,211    $  9,152    $2,459,718     $(4,192,218)     $ 1,376,652
                              =======    =========    =========    ========    ==========     ===========      ===========



See notes to financial statements

                            CYTATION.COM INCORPORATED

                            STATEMENTS OF CASH FLOWS


                                                             Year Ended June 30,
                                                        ---------------------------
                                                            1999             1998
                                                        -----------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                             $(2,588,761)      $(630,332)
   Adjustments to reconcile net loss to net cash
      provided by operating activities:
      Depreciation and amortization                         131,545          93,554
      Write off of accounts receivables                      89,800              --
      Net loss on equipment disposal                          1,231           8,061
      Issuance of shares, options and warrants as           384,308          52,180
      compensation

   Increase (decrease) to cash attributable to
      changes in assets and liabilities:
      Accounts receivable                                  (117,850)        (34,121)
      Due from sale of "dial-up" access service                  --          69,810
      Prepaid expenses and other assets                     (72,372)         (6,190)
      Accounts payable                                      242,385         (15,874)
      Accrued expenses                                      (16,320)         23,615
      Accrued payroll                                      (131,984)        131,941
      Unearned revenues                                     (22,126)         30,180
                                                        -----------       ---------
      NET CASH USED IN OPERATING ACTIVITIES              (2,100,144)       (277,177)
                                                        -----------       ---------

CASH FLOW FROM INVESTING ACTIVITIES:

   Purchase of furniture and equipment                      (24,184)        (80,216)
   Proceeds from equipment disposals                          9,600           1,665
   Proceeds from rent deposit
                                                              5,050              --
                                                        -----------       ---------
      NET CASH USED IN INVESTING ACTIVITIES                  (9,534)        (78,551)
                                                        -----------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of preferred shares             3,100,000         437,500
   Proceeds from issuance of debt                           670,000              --
   Payments of debt                                        (603,979)             --
   Proceeds from issuance of common shares                  195,000              --
   Issuance of common stock with debt                       185,000              --
   Payments of dividends                                    (42,485)             --
   Note payable to shareholder                              (45,000)             --
   Shareholder advances payable                             (13,071)        (34,973)
   Principal payments on capital lease obligations          (11,049)         (2,865)
                                                        -----------       ---------
      NET CASH PROVIDED BY FINANCING ACTIVITIES           3,434,416         399,662
                                                        -----------       ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                 1,324,738          43,935

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             46,362           2,428
                                                        -----------       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $ 1,371,100       $  46,362
                                                        ===========       =========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
   Cash paid during the period for:
      Interest                                          $    32,979       $   7,579
                                                        ===========       =========
      Taxes                                             $       996       $      --
                                                        ===========       =========
   Noncash
      Issuance of stock for debt                        $    66,021       $      --
                                                        ===========       =========
      Issuance of common stock for assets               $     2,299       $      --
                                                        ===========       =========
      Preferred stock conversion to common stock        $   542,500       $      --
                                                        ===========       =========
      Stock issued for services                         $   384,308       $      --
                                                        ===========       =========
       Stock issued for assets                          $   147,299       $      --
                                                        ===========       =========


See notes to financial statements

                            CYTATION.COM INCORPORATED

                          NOTES TO FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 1999 AND 1998


1.       BUSINESS

                  Cytation.com Incorporated, a New York corporation ("Cytation.com"), is the surviving corporation in a merger with Cytation Corporation, a Rhode Island corporation which was previously known as Web Services International, Inc. (Cytation Corporation, together with Web Services International, Inc. are herein collectively referred to as "WSI"). The merger occurred on March 5, 1999 (Note 7). Cytation.com was previously known as Stylex Homes, Inc. ("Stylex"). Although Stylex was incorporated in 1969, it did not conduct any business after 1992.

                  Cytation.com is a reporting company under the Securities Exchange Act of 1934.

                WSI was incorporated under the laws of the State of Rhode Island in January 1996 to market and host various forms of content on the World Wide Web and to provide dial-up access to the Internet. Through the end of 1997, WSI marketed the design, origination and hosting of websites and Web content to small and medium size businesses. WSI also provided various consulting services to customers in connection with the development and sale of Web content. In December 1997, WSI entered into a joint venture and related contract for the development of online training systems. In July 1998, WSI discontinued its Web content sale and development business (except for work in process and Web hosting) and focused its operations exclusively on the development of its browser-based online training system.

                  Cytation.com, as the successor to WSI, now actively markets RollCall, a proprietary online, browser-based, enterprise-wide training management operating system. Cytation.com also is in the preliminary marketing phase for "LearningEvent.net", a portal for low-cost on-line learning events facilitated through the creation of temporary access to content with pre-paid keys. As a result of the acquisition of ECI, Inc. in August 1999, Cytation.com, through its CollegeLink.com Incorporated subsidiary, is also engaged in providing online college application and related services to high school students and their parents (Note 12).

                  Cytation.com, together with WSI, is hereinafter referred to as the "Company". All references to share issuances are after the recapitalization transaction in which each share of WSI was converted into 5.765 shares of Cytation.com (Note 7).


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         a. Basis of Presentation - The preparation of financial statements in accordance with generally accepted accounting principles requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.
 .
         b. Furniture and Equipment - Furniture and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets ranging from three to seven years for equipment, auto and furniture.

                  Leasehold improvements are amortized over the term of the lease or the estimated life of the improvement, whichever is shorter. Whenever assets are sold or retired, their cost and related accumulated depreciation are removed from the appropriate accounts. Any gains and losses on dispositions are recorded in current operations.

         c. Software Development Costs - The Company capitalizes software development costs in accordance with SFAS 86. The Company did not capitalize any software development costs during the years ended June 30, 1999 and 1998, respectively. Software development costs were fully amortized at June 30, 1999.

         d. Fair Value of Financial Instruments - The carrying amounts reported in the balance sheet for cash, trade receivables, accounts payable and accrued expenses approximate fair value based on the short-term maturity of these instruments.

         e. Income Taxes - The Company utilizes the liability method of accounting for income taxes as set forth in SFAS 109, "Accounting for Income Taxes." Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

         f. Revenue Recognition - Revenues from RollCall and Web design services are recognized as such services are performed. Revenues from website hosting are recognized on a monthly basis. No revenue from Web design services was recorded for the year ended June 30, 1999.

         g. Employee Stock Options and Shares Issued for Services - The Company accounts for employee stock transactions in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has adopted the proforma disclosure requirements of SFAS 123, "Accounting for Stock-Based Compensation." Accordingly, any excess of fair market value of stock issued to employees over exercise prices has been recorded as compensation expense and additional paid in capital.

                  Shares issued for services of non-employees are recorded at estimated fair value.

         h. Loss Per Share - The Company has adopted SFAS 128, "Earnings per Share." Earnings per common share are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. The computation of earnings per common share, assuming dilution, gives effect to all dilutive potential common shares during the period. The computation assumes that the outstanding stock options and warrants were exercised and that the proceeds were used to purchase common shares of the Company. Earnings per share computations for each of the two years ended June 30, 1999 have been restated to reflect this new standard.

         i. Accounting for Long-Lived Assets - The Company reviews long-lived assets, certain identifiable assets and any goodwill related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. At June 30, 1999 and 1998 respectively, the Company believes that there has been no impairment of long-lived assets.

         j. Advertising Costs - Advertising costs are expensed as incurred except for direct response advertising, the costs of which are deferred and amortized over the period the related sales are recorded. There was no deferral or amortization for direct response advertising costs for each of the two years ended June 30, 1999 and 1998, respectively.

3.       CASH AND CASH EQUIVALENTS

                  The Company classifies as cash and cash equivalents highly liquid investments with maturities of less than ninety days at June 30, 1999. The Company did not have cash equivalents at June 30, 1998.



4.       JOINT VENTURE AGREEMENT

                  In December 1997, the Company entered into a joint venture agreement with EER Systems Inc. ("EER"), a supplier of systems design, development and integration capabilities specializing in flight, information and training systems. Cytation Corporation ("Cytation Delaware"), a Delaware corporation, was incorporated pursuant to the joint venture agreement. Simultaneously, the Company entered into a development agreement with Cytation Delaware, receiving $500,000 to develop certain software.

                  In July 1998, EER loaned the Company $300,000. This loan was repaid in 1999. In addition, the Company issued to EER 175,000 common shares in settlement of a potential claim by EER that it was entitled to convert the loan into a significantly greater number of common shares.

                  In July 1998 the Company purchased the assets of Cytation Delaware, of which it was a fifty percent owner, in exchange for equity. (Note 7).


5.       FURNITURE AND EQUIPMENT

         Furniture and equipment consist of the following at June 30:


                                                    Estimated
                                                   useful lives       1999         1998
                                                  -------------     --------      --------
         Computer and office equipment                  3           $340,798      $177,072

         Furniture and fixtures                         7             68,542        68,542

         Leasehold improvements                         5             42,566        42,566

         Auto under capital lease obligation            5                 --        18,055
                                                                    --------      --------
                                                                     451,906       306,235

         Less accumulated depreciation                               201,422       115,682
                                                                    --------      --------
                                                                    $250,484      $190,553
                                                                    ========      ========

6.       SHORT-TERM BORROWINGS

                  The Company issued a note payable of $300,000 in July 1998 to a related party. The Company repaid the note in May 1999.

                  The Company received $370,000 from the issuance of six-month 12% debentures in January and February 1999. This debt financing was repaid with the proceeds of the sale of preferred stock in April 1999 (Note 7). The Company also issued 185,000 shares of its common stock in connection with the repayment of the debentures.

                  The Company had two short-term debt instruments outstanding at June 30, 1998 payable to shareholders totaling approximately $58,000. Both debt instruments were non-interest bearing and were repaid during the year ended June 30, 1999.



7.       EQUITY AND OTHER FINANCING

         a. During July through November 1997, the Company issued approximately $438,000 of debt units consisting of promissory notes and stock purchase warrants ("Units"). The promissory notes were automatically convertible into shares of Series A 10% convertible preferred shares, $.001 par value with a stated value of $1,000 ("CPS"). Each share of CPS was automatically converted into the Company's common shares on September 1, 1998. In addition, each preferred shareholder received one stock purchase warrant for each share of common stock received upon conversion of the CPS. Each warrant entitled the holder to purchase one share of common stock at a purchase price per share of $1.30 per share.

         b. In October 1997, the Company amended its Articles of Incorporation to change the aggregate number of shares the Company has authority to issue from 1,000,000 to 1,001,000, consisting of 1,000,000 shares of common stock, $.001 par value per share, and 1,000 shares of preferred stock. Thereafter, the board of directors of the Company authorized the issuance of the CPS, which was issued to the holders of the Units in cancellation of their promissory notes. In year ended June 30, 1999, the Company cancelled the authorization of the 1000 shares of .001 par value preferred stock

         c. In July 1998, the Company issued approximately 1,325,000 of its common shares to acquire the assets of Cytation Delaware (Note 4). The assets have been recorded at $2,299, which approximates the fair market value of the shares at the time of the transaction.

         d. In July 1998, the Company issued a warrant for services to purchase 5,000 shares of the Company's common stock at an exercise price of $.01 per share, which approximates fair value at time of issuance.

         e. In July 1998, when management believed the fair market value of its common shares was $0.002 per share, management reduced the exercise price of previously outstanding employee stock options to $0.002 and all employees exercised such shares. The exercise price was paid by the Company and treated as compensation. Such compensation was recorded at $0.002 per share for 1,372,000 shares.

         f. In December 1998, the Company issued approximately 29,000 warrants, expiring in August 2001, exercisable at $0.52, in connection with a sale of stock in prior years.

         g. In January 1999, the Company received $195,000 from the issuance in a private placement of approximately 375,000 shares of its common stock.

         h. On March 5, 1999 Cytation.com was acquired by Cytation Corporation through a "reverse merger" transaction, whereby each outstanding share of Cytation Corporation (formerly Web Services) was converted into 5.765 shares of Cytation.com Incorporated. The merger has been accounted for as a "Recapitalization" as if Cytation.com Incorporated issued additional shares for the $233 of assets of Stylex Homes, Inc. The number of common share information herein has been adjusted to reflect the effects of the merger agreement.

              For tax and state merger statutes, this recapitalization was treated as a merger of Cytation Corporation into Cytation.com Incorporated.

         i. In April 1999, the Company received $3,100,000 in exchange for 775,000 shares of 6% cumulative preferred stock designated as "Series A Convertible Preferred Stock" ("Preferred A") from two investors. "Preferred A" has a stated value of $4.00 per share, a par value of $.01 per share and dividends payable quarterly. Any holder of Preferred A may at any time convert it into the common shares of the Company at a ratio of one common share for each Preferred A share. The Company may require conversion on or after the first anniversary of the initial purchase of the preferred A if the closing bid price for its common shares exceeds $6.00 for twenty consecutive trading days.

              In the event of any voluntary or involuntary liquidation, dissolution, or winding up of the affairs of the Company, the holders of the Preferred A are entitled to receive $4.00 for each share of Preferred A, before any distribution of the assets of the Company may be made to the holders of any other shares of capital stock.

         j. In March 1999, the Company amended its Articles of Incorporation to change the aggregate number of shares it has authority to issue to 110,000,000 shares, consisting of 100,000,000 common shares, par value $.001 per share, and 10,000,000 preferred shares, par value $.01 per share.

         k. During the year the Company agreed to issue 504,000 shares to unrelated parties for financial services, which shares were recorded at fair market value at the time of the agreement of $0.002 per share. In April and May 1999, the Company issued 55,000 shares to unrelated parties for financial services, which shares were recorded at fair market values from $6.50 per share to $7.50 per share.

         l. In June 1999, the Company issued 20,000 shares of its common stock for the purchase of computer equipment expected to be utilized to develop an expanded application for RollCall. This equipment was valued at $145,000.

         m. In May 1999, the Company agreed to issue to its outside directors who are not principals of shareholders which own more than 10% of the Company options to purchase 10,000 shares of the Company's common stock annually, the first grant effective May 7, 1999 and the second and all subsequent grants to be effective on the day of the Company's annual meeting. As of June 30, 1999 the Company had 20,000 options outstanding, exercisable at $6.00 per option.

         n. For disclosure purposes in accordance with SFAS No. 123, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for stock options granted during the year ended June 30, 1999 and 1998, respectively: annual dividends of $0.00, expected volatility of 65% at June 30, 1999 and 20.0% at June 30, 1998, risk-free interest rate of 5.7% and expected life of five years for all grants. The weighted-average fair value of the stock options granted during the years ended June 30, 1999 and 1998 was $1.48 and $0.77, respectively.

              If the Company recognized compensation cost for the employee stock option plan in accordance with SFAS No. 123, the Company's pro forma net loss and loss per share would have been approximately, $2,913,000 and $672,000, $0.45 and $0.19 in years ended June 30
              1999 and 1998, respectively.

                  The following table summarizes the changes in options
              outstanding and the related price ranges for shares of the Company's common stock:

                                                                          Weighted
                                                                           Average
                                                           Shares       Exercise Price
                                                         ---------      --------------
                    Outstanding at June 30, 1997           101,000           2.50
                        Granted                            122,500           2.50
                        Exercised                               --             --
                        Expired or cancelled                (2,000)          2.50
                                                         ---------
                    Outstanding at June 30, 1998           250,500           2.50
                        Granted                          1,441,186           4.32
                        Exercised                          250,500            .01
                        Expired or cancelled                    --             --
                                                         ---------
                    Outstanding at June 30, 1999         1,441,186           4.32
                                                         =========

                           Exercise prices for options outstanding at June 30,
                  1999 range from $2.00 to $7.00 and the weighted average remaining contractual life is approximately five years. The number of options exercisable and weighted average exercise price for options exercisable at June 30, 1999 was 69,430 and $2.83, respectively.


8.       COMMITMENTS AND CONTINGENCIES

         a. In December 1996, the Company issued to a founder of the Company 422,684 shares of stock and a note for $45,000 for the receipt of certain assets. The assets received have been recorded at fair value; the excess of the note issued over the assets received has been recorded as a distribution. The note was paid in April 1999.

         b. Rent expense under all operating leases was approximately $42,000 and $43,000 for the years ended June 30, 1999 and 1998, respectively. The future minimum rental payments to be made under noncancellable operating leases as of June 30, 1999 are as follows:


                                   1999-2000                  $40,560
                                   2000-2001                   12,510
                                   2001-2002                      690
                                   2002-2004                       --

                  The Company entered into a month to month basis lease agreement commencing May 1, 1999, for two additional offices at its present location, at a rate of $450 per month.

         c. The Company entered into an agreement on April 19, 1999 with an investor relations consultant ("the Consultant") in an effort to expand the investor base and the number of market professionals who are aware of the Company's activities. The Company paid the consultant $7,500 per month for three months.

         d. Effective February 1999, the Company entered into three-year employment agreements with two officers who are principal shareholders of the Company.

         e. The Company has an agreement with an agency for marketing and public relations services commencing April 1, 1999 with no expiration date. Either party may terminate agreement by notifying the other party within sixty days prior to the date of termination. The Company has agreed to pay the agency a monthly rate of $7,000 to compensate the agency for services in the following areas: strategic counseling, in-house research, advertising and public relations.


9.       DISCONTINUED OPERATIONS

                  In April 1997, the Company sold its business of providing "dial-up" access service to Internet users. The sales price was $30,000 plus fixed and contingent future revenues based on the number of the Company's former "dial-up" customers who continue to utilize the service. The Company also received radio advertising credits provided by the buyer. In May 1998, the Company began receiving the contingent monthly revenue payments and received the final payment in November 1998.

                  In July 1998, the Company ceased its business of website development. Revenue from website development earned in year ended June 30, 1999 was approximately $53,000 and was derived from contracts billed in the year ended June 30, 1998.


10.      OPERATIONS

                  The Company adopted SFAS No, 131, "Disclosure about Segments of an Enterprise and Related Information". SFAS establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. Under SFAS No. 131, the Company's operations are treated as one operating segment as it only reports profit and loss information on an aggregate basis to the chief operating decision maker of the Company. Information about the Company's product sales and major customers are as follows at June 30:


                                                                 1999            1998
                                                               --------       ----------
             Product Sales
                Development of proprietary technology          $     --       $  500,000
                Online training service revenues                162,884               --
                Website hosting                                 235,521          210,700
                Website design and origination                   52,718          416,574
                Subscriber access                                95,923           53,853
                Other                                            14,875           52,756
                                                               --------       ----------
                Total Sales                                    $561,921       $1,243,883
                                                               ========       ==========

                  No customer accounted for more than ten percent of the revenues, other than for RollCall development (Note 4), of the Company in each of the two years ended June 30, 1999 and 1998, respectively.


11.      INCOME TAXES

                  The Company accounts for income taxes under SFAS 109, "Accounting for Income Taxes" which requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. At June 30, 1999, the Company had net operating loss carryforward of approximately $3,800,000, expiring in 2013 and 2014. SFAS 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. At June 30, 1999 and 1998, a valuation allowance was provided against the tax asset.

                  The components of the net deferred tax asset consist of the following:


                                                         1999           1998
                                                      -----------     ---------
                Net operating loss carryforward       $ 1,330,000     $ 420,000
                Temporary differences                       4,000         1,000
                Valuation allowance                    (1,334,000)     (421,000)
                                                      -----------     ---------
                                                      $        --     $      --
                                                      ===========     =========

                  The provision for income taxes differs from the amount computed applying the statutory federal income tax rate to income before income taxes as follows at June 30:


                                                         1999           1998
                                                      -----------     ---------


                Income tax benefit computed at
                 statutory rate                       $  (905,000)    $(221,000)
                Tax benefit not recognized                905,000       221,000
                                                      -----------     ---------
                Provision for income taxes            $        --     $      --
                                                      ===========     =========


12.      SUBSEQUENT EVENTS

         On August 10, 1999, the Company acquired ECI, Inc. through a merger transaction. ECI is an innovator of electronic college applications and a supplier of products and services to college-bound students, their parents and colleges.

         The acquisition was structured as a merger of ECI with and into the Company's wholly-owned subsidiary, College.Link.com Incorporated ("CollegeLink"). As consideration for the merger, the Company issued 550,809 of its common shares, 234,771 of its Series B Stock and paid $489 in cash. CollegeLink also assumed approximately $778,000 of ECI liabilities in connection with the merger and settled a claim against ECI in exchange for 108,196 shares of the Company's common stock and 45,000 share of the Company's preferred Series B stock (see Proforma in 10-KSB).

         The Company adopted a 401K plan commencing in July 1999.

         The Company entered into a five-year lease agreement expiring November 30, 2004. Rental expense for the entire five-year period totals approximately $641,000.

         The Company entered into agreements for directors and officers liability insurance.

                   PRO-FORMA FINANCIAL INFORMATION (UNAUDITED)

                          CYTATION.COM INCORPORATED AND
                       SUBSIDIARY PRO-FORMA BALANCE SHEET

                                   (Unaudited)

          The following pro-forma balance sheet of Cytation and ECI at
        June 30, 1999 is based upon historical financial data of Cytation and ECI giving effect to the proposed transaction.


                                                                                                             Cytation
                                            Cytation         ECI                                             Pro-Forma
                                            June 30,       June 30,                                           June 30,
                                              1999           1999            Debit            Credit            1999
                                          -----------    -----------      ------------      ----------       -----------
CURRENT ASSETS:
    Cash and cash equivalents               1,371,100    $     2,258                        $      489(A)    $ 1,372,869
    Accounts receivable, net of allowance
     for doubtful accounts                    100,163             --                                             100,163
    Prepaid expenses and other assets          85,249          3,213                            53,500(C)         34,962
                                          -----------    -----------                                         -----------
              TOTAL CURRENT ASSETS          1,556,512          5,471                                           1,507,994

GOODWILL                                           --             --      $9,016,871(A)                        9,066,871
                                                                              50,000(B)

FURNITURE AND EQUIPMENT, net of
 accumulated depreciation                     250,484         56,876                                             307,360

SOFTWARE DEVELOPMENT, net of accumulated
 amortization                                      --        101,750                                             101,750
                                          -----------    -----------                                         -----------
                                            1,806,996    $   164,098                                         $10,983,975
                                          ===========    ===========                                         ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable and accrued
     liabilities                              395,344    $   926,952          53,500(C)         50,000(B)    $    86,181
                                                                           1,232,615(E)
    Unearned revenue                           35,000             --                                              35,000
    Loan and notes payable                         --      1,002,578                                           1,002,578
                                          -----------    -----------                                         -----------
              TOTAL CURRENT LIABILITIES       430,344      1,929,530                                           1,123,759

LONG-TERM DEBT                                     --        912,188                                             912,188

COMMITMENTS AND CONTINGENCIES                      --             --                                                  --

SHAREHOLDERS' EQUITY :
    Preferred shares                        3,100,000             --                         3,500,000(A)      7,275,000
                                                                                               675,000(E)



    Common shares                               9,152          1,255           1,225(A)          2,839(A)         12,579
                                                                                                   558(E)
    Additional paid-in capital              2,459,718        995,542         995,542(A)      2,835,893(A)      5,852,668
                                                                                               557,057(E)
    Accumulated deficit                    (4,192,218)    (3,674,417)                        3,674,417(A)     (4,192,218)
                                          -----------    -----------                                         -----------
              TOTAL SHAREHOLDERS' EQUITY    1,376,652     (2,677,620)                                          8,948,029
                                          -----------    -----------                                         -----------
                                            1,806,996    $   164,098                                         $10,983,975
                                          ===========    ===========                                         ===========


        See "Cytation.com Incorporated and Subsidiary Notes to Pro-Forma
            Financial Statements assuming the purchase of ECI, Inc.

                    CYTATION.COM INCORPORATED AND SUBSIDIARY
                        PRO-FORMA STATEMENT OF OPERATIONS

                                   (Unaudited)

                  The following pro-forma statement of operations
                for the year ended June 30, 1999 of Cytation and ECI is based on historical financial data of Cytation and ECI giving effect to the proposed transaction


                                                           Cytation          ECI                            Cytation
                                                          Year Ended      Year Ended                       Year Ended
                                                        June 30, 1999   June 30, 1999    Adjustments      June 30, 1999
                                                        -------------   -------------    -----------     --------------
NET REVENUES                                            $   561,921      $  104,073                       $   665,994

EXPENSES:
    Payroll, payroll taxes and related benefits           1,173,439         400,248                         1,573,687
    Investor relations                                      376,824           5,398                           382,222
    Depreciation and amortization                           131,545          30,842                           162,387
    Advertising                                              49,428          50,236                            99,664
    Other expenses                                        1,417,109         574,768                         1,991,877
    Amortization of goodwill                                     --              --       $906,687(D)         906,687
                                                        -----------      ----------                       -----------
                                                          3,148,346       1,061,492                         5,116,525

                                                        -----------      ----------                       -----------
NET LOSS                                                $(2,586,425)     $ (957,419)                      $(4,450,531)
                                                        ===========      ==========                       ===========

NET LOSS PER SHARE                                                                                        $     (0.65)
                                                                                                          ===========
WEIGHTED AVERAGE NUMBER OF SHARES
    USED IN COMPUTATION                                                                                     6,874,120
                                                                                                          ===========


        See "Cytation.com Incorporated and Subsidiary Notes to Pro-Forma
            Financial Statements assuming the purchase of ECI, Inc."

                    CYTATION.COM INCORPORATED AND SUBSIDIARY

                NOTES TO PRO-FORMA FINANCIAL STATEMENTS ASSUMING

                            THE PURCHASE OF ECI, INC.

                                   (Unaudited)

1.       BUSINESS TRANSACTION

                  The pro forma financial statements give effect to the issuance of 550,809 shares of Cytation.com Incorporated ("Cytation") Common Stock and 234,771 shares of its Series B Stock pursuant to the merger of ECI with and into Cytation's wholly-owned subsidiary CollegeLink.com Incorporated. As consideration for the acquisition, each of the issued and outstanding shares of the capital stock of ECI will be exchanged for 1.2453 shares of Cytation Common Stock and .5308 shares of Cytation's Series B Convertible Preferred Stock ("Series B"). In addition ECI shareholders received cash from Cytation for any fraction of a share remaining after the conversion which totaled $488.56.


2.       ACCOUNTING POLICY

                  The merger is being accounted for as a purchase. The shares to be issued are recorded at the average fair market value on August 10, 1999, the date in which the merger transaction was consummated. The total dollar basis of the Common Stock and Series B recorded in the pro-forma financial statements at June 30, 1999 was $2,838,732 and $3,500,000.

3.       GOODWILL

                  The Merger has occurred on August 10, 1999. The financial statements of Cytation will include the operations of ECI from the date of its actual acquisition. Based upon a preliminary evaluation, all of the excess of the purchase price over previously recorded amounts of ECI has been allocated to goodwill and will be amortized over ten years. Such amortization has been included in the pro-forma financial statements.

4.       SETTLEMENT OF CLAIMS

                  Cytation also assumed approximately $778,000 of ECI's liabilities in connection with the merger and settled a claim against ECI in exchange for 108,196 shares of Cytation Common Stock and 45,000 shares of Series B. The shares have been recorded in the pro-forma financial statements at their average fair market value as of August 10, 1999.



5.       ADJUSTMENTS TO PRO-FORMA

                  Adjustments to the pro forma financial statements are as follows:

                  A. Issuance of shares of Cytation to former ECI shareholders recorded as indicated in 2 above.

                  B.   Estimated expenses of the transaction

                  C.   The elimination of intercompany receivables and payables

                  D.   Amortization of goodwill as indicated in Note 3 above.

                  E. Issuance of shares for settlement of claim against ECI as indicated in Note 4 above.


6.       FINANCIAL STATEMENT INFORMATION

                  These financial statements should be read in conjunction with the historical financial statements and notes thereto of Cytation and ECI included elsewhere herein.

                  The financial position and results may not be indicative of future activities of Cytation and ECI nor the results of future operations.

                  Loss per share is based upon the average shares outstanding for Cytation during the period and the equivalent shares of Cytation issued for the ECI shares outstanding.

                  The financial statements of ECI have been restated to a June 30 year end.

INDEPENDENT AUDITOR'S REPORT

Board of Directors
ECI, Inc.
Clinton, Massachusetts

We have audited the accompanying balance sheets of ECI, INC., as of December 31, 1998, 1997 and 1996, and the related statements of operations, changes in sharesholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ECI, Inc. as of December 31, 1998, 1997 and 1996, and the results of its operations, changes in sharesholders' deficit, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

As discussed in Note 14, the company has incurred recurring losses and accumulated deficit of $3,352,932. Liabilities exceed assets by $2,557,135. These conditions indicate that unless the Company obtains substantial additional financing resources, the Company may not be able to continue operations. The accompanying financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going concern.




                                             Paolilli & Jarek, LLC
                                             Certified Public Accountants

                                    ECI, INC.
--------------------------------------------------------------------------------
                                 BALANCE SHEETS
--------------------------------------------------------------------------------
                     As at December 31, 1998, 1997 and 1996


                                                               1998               1997              1996
                                                            -----------       -----------       -----------
ASSETS

Current assets:
     Cash and cash equivalents                              $     3,439       $     6,311       $     3,270
     Deferred charges                                           101,750                 0             1,058
                                                            -----------       -----------       -----------
          Total current assets                                  105,189             6,311             4,328

Fixed assets, net                                                54,384            49,314            54,085

Other assets                                                      2,313             2,313             2,313
                                                            -----------       -----------       -----------

                                                            $   161,886       $    57,938       $    60,726
                                                            ===========       ===========       ===========

LIABILITIES AND SHARESHOLDERS' (DEFICIT)

Current Liabilities:
     Capital Lease Obligation - current maturities          $    63,320       $    34,540       $    15,453
     Note payable - Credit Line                                 125,000                 0                 0
     Notes payable - Investors                                  477,000            95,000                 0
     Notes payable - Officer                                    479,500           410,000                 0
     Accounts payable                                           337,208           259,181            36,419
     Accrued interest                                           126,033            13,142                 0
     Accrued expenses                                           167,946            75,000            27,928
                                                            -----------       -----------       -----------
          Total current liabilities                           1,776,007           886,863            79,800
                                                            -----------       -----------       -----------

Long-term Debt:
     Notes payable                                              742,878           742,878           700,000
     Accrued interest                                           167,054            92,959            22,222
     Capital lease obligation - net of current portion           33,082            31,844            39,696
                                                            -----------       -----------       -----------
                                                                943,014           867,681           761,918
                                                            -----------       -----------       -----------
SHARESHOLDERS' (DEFICIT):
     Common stock, $.01 par value; 200,000 authorized
         125,483 shares issued and outstanding                    1,255             1,255             1,255
     Additional paid in capital                                 794,542           794,542           794,542
     Accumulated deficit                                     (3,352,932)       (2,492,403)       (1,576,789)
                                                            -----------       -----------       -----------
                                                             (2,557,135)       (1,696,606)         (780,992)
                                                            -----------       -----------       -----------

                                                            $   161,886       $    57,938       $    60,726
                                                            ===========       ===========       ===========

                                    ECI, INC.
--------------------------------------------------------------------------------
                            STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
                For Years Ended December 31, 1998, 1997 and 1996

                                                        1998              1997            1996
                                                     ----------         ---------       ---------
REVENUES                                             $  101,949         $ 115,270       $  88,488
                                                     ----------         ---------       ---------
COSTS AND EXPENSES:
         Payroll and related costs                      449,210           440,854         408,038
         Software development                            51,812            56,000           7,206
         Promotional materials                           49,686            21,659         105,124
         Depreciation and amortization                   30,842            23,221          13,136
         Rent                                            30,042            30,483          20,085
         Telephone                                       28,324            36,246          25,327
         Postage and shipping                            27,598            42,407          45,302
         Packaging materials                             16,080            55,474          78,852
         Maintenance                                     13,063            14,250          12,370
         Professional fees                               11,032            13,337          47,028
         Consulting fees                                 10,164            67,017          11,930
         Travel                                           7,872             6,088           7,009
         Office expense                                   5,520             5,815           4,586
         Public relations                                 5,433            45,699          33,358
         Supplies                                         5,222             4,706          16,706
         Other expenses                                  18,657             3,660           3,805
         Outside services                                 3,449            55,540          12,371
         Insurance                                        2,664             3,807           1,921
         Utilities                                        2,161             2,786           2,655
                                                     ----------         ---------       ---------
            Total costs and expenses                    768,831           929,049         856,809
                                                     ----------         ---------       ---------

(LOSS) FROM OPERATIONS                                (666,882)          (813,779)       (768,321)

INTEREST EXPENSE                                        193,647           101,835          25,247
                                                     ---------          ---------       ---------

NET LOSS                                             $(860,529)         $(915,614)      $(793,568)
                                                     =========          =========       =========

                                    ECI, INC.
--------------------------------------------------------------------------------
                 STATEMENTS OF CHANGES IN SHARESHOLDERS' DEFICIT
--------------------------------------------------------------------------------
                For Years Ended December 31, 1998, 1997 and 1996


                                         Common Shares
                                   ------------------------     Additional                          Total
                                    Number of        Par         paid-in       Accumulated      Sharesholders
                                     Shares         Value        Capital         Deficit          Deficit
                                   ----------      ------       ----------    ------------      -------------
Balance, December 31, 1995          125,483        $1,255       $819,638      $  (783,221)      $    37,672

Shareholder distributions                                        (25,096)                           (25,096)

Net Loss                                                                         (793,568)         (793,568)
                                    -------        ------       --------      -----------       -----------
Balance, December 31, 1996          125,483         1,255        794,542       (1,576,789)         (780,992)

Net Loss                                                                         (915,614)         (915,614)
                                    -------        ------       --------      -----------       -----------
Balance, December 31, 1997          125,483         1,255        794,542       (2,492,403)       (1,696,606)

Net Loss                                                                         (860,529)         (860,529)
                                    -------        ------       --------      -----------       -----------
Balance, December 31, 1998          125,483        $1,255       $794,542      $(3,352,932)      $(2,557,135)
                                    =======        ======       ========      ===========       ===========

                                    ECI, INC.
--------------------------------------------------------------------------------
                            STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
                For Years Ended December 31, 1998, 1997 and 1996


                                                   1998            1997            1996
                                                 ---------       ---------       ---------
CASH FLOWS FROM OPERATIONS:

      Cash received from customers               $ 101,949       $  96,820       $  88,488
      Cash paid to suppliers and employees        (668,766)       (634,936)       (782,697)
      Interest received                                  0               0           2,609
      Interest paid                                 (6,661)        (17,956)         (3,025)
                                                 ---------       ---------       ---------
                                                  (573,478)       (556,072)       (694,625)
                                                 ---------       ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Payment received on contingent
         installment agreement                           0               0          14,800
      Acquisition of property and equipment         (1,583)         (2,642)         (3,570)
                                                 ---------       ---------       ---------
                                                    (1,583)         (2,642)         11,230
                                                 ---------       ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Sale of computer equipment                         0          18,450               0
      Proceeds of debt financing                   576,500         547,878         700,000
      Payments on capital lease obligation          (4,311)         (4,573)         (8,175)
      Distributions to shareholders                      0               0         (25,096)
                                                 ---------       ---------       ---------
                                                   572,189         561,755         666,729
                                                 ---------       ---------       ---------

NET INCREASE (DECREASE) IN CASH                     (2,872)          3,041         (16,666)

CASH AND CASH EQUIVALENTS - BEGINNING,               6,311           3,270          19,936

                                                 ---------       ---------       ---------
CASH AND CASH EQUIVALENTS - ENDING,              $   3,439       $   6,311       $   3,270
                                                 =========       =========       =========


FIXED ASSETS ACQUIRED USING FINANCING LEASE      $  34,329       $  15,808       $  63,324
                                                 =========       =========       =========

NOTES TO FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         NATURE OF BUSINESS

         ECI, INC. (the "Company") was founded in 1991. The Company's primary product is CollegeLink, a software system which enables students to apply to their college choices, and enables the college to receive that application information electronically. In October 1993, the Company sold essentially all of its assets to Enrollment Technologies, Inc.

         In May 1996, the Company bought the business back through an arrangement wherein Enrollment Technologies, Inc. retained an interest for future considerations as part of the purchase agreement. Since reacquiring the business, the Company has encountered difficulty in achieving user acceptance of its products. On August 10, 1999, Cytation.com Incorporated acquired the Company. Substantially all the outstanding share of ECI, Inc. were exchanged for preferred and common shares of Cytation.com Incorporated.

         Prior to being acquired by Cytation.com Incorporated, all notes payable to investors and an officer were exchanged for common shares of ECI, Inc. Also, all outstanding stock purchase warrants and vested stock options were exchanged for common shares of ECI, Inc. at a price of $.01 per share.



         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         CASH AND CASH EQUIVALENTS
         The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

         INCOME TAXES
         The Company, with the consent of its shareholders, has elected under the Internal Revenue Code to be an S corporation. In lieu of corporation income taxes, the shareholders of an S corporation are taxed on their proportionate share of the Company's taxable income. Therefore, no provision or liability for federal income taxes has been included in these financial statements.

         DEPRECIATION
         Depreciation is provided for on a straight-line basis using the estimated useful lives of the related assets. The Company's fixed assets are comprised of office and computer equipment with estimated useful lives of three years (See Note 2).

         ESTIMATES
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         ADVERTISING COSTS
         The Company expenses advertising costs as incurred. Expenses for advertising production costs are expensed at the beginning of each year's college application season which generally begins in the fall months.

         REVENUE RECOGNITION
         Service revenues are recognized when the students' college application is processed. The Company requires payment at the time the application is processed.

         SOFTWARE COSTS

         The Company defers charging software development costs to expense during the college application season when the software is utilized. During 1998, the Company incurred $152,750 for software used during the 1998 - 1999 college application season. $51,000 was charged to expense during 1998, and $101,750 of software development costs will be charged to expense during the latter half of the college application season (January - April 1999).


NOTE 2.  FIXED ASSETS

         The Company's fixed assets consisted of:


                                                      1998        1997         1996
                                                    --------     -------      --------
         Capitalized leases of office and
           computer equipment                       $117,686     $81,774      $63,324

         Computer equipment                            3,570       3,570        3,570
                                                    --------     -------      -------
                                                     121,256      85,344       66,894
         Less accumulated depreciation                66,872      36,030       12,809
                                                    --------     -------      ------
         Fixed assets, net                          $ 54,384     $49,314      $54,085
                                                    ========     =======      =======




NOTE 3.  CAPITAL LEASE OBLIGATIONS

         The Company is leasing office and computer equipment with lease terms through June 2003. The capital lease obligations have been recorded in the accompanying financial statements at the present value of future minimum lease payments, discounted at annual interest rates ranging from 10.25% to 67.6%. The capital leases are secured by the related office and computer equipment, with original costs totaling $117,686, and net book values of $53,690, $47,430, and $51,011 at December 31, 1998, 1997 and 1996, respectively.

                  Future minimum lease payments under this capital lease, as of December 31, 1998, are as follows:


         FOR THE YEAR ENDING DECEMBER 31,
         --------------------------------

                     1999                                        $ 62,788
                     2000                                          15,898
                     2001                                           9,498
                     2002                                           9,498
                     2003                                           4,479
                                                                 --------
                                                                  102,161
         Less amount representing interest                         (5,759)
                                                                 --------

         Present value of minimum lease payments                 $ 96,402
                                                                 ========


NOTE 4.  NOTE PAYABLE - CREDIT LINE

         This $125,000 note from Fleet National Bank accrues interest, and is payable monthly, at the Bank's Floating Prime Rate of Interest, which was 7.75% at December 31, 1998. This note matured on July 2, 1999, and is collateralized by the personal guarantee and assets of Theodore G. Johnson, a director of the Company.


NOTE 5.  NOTES PAYABLE - INVESTORS

         These investor notes accrued interest at a 12% annual rate. As discussed in Note 1, these notes were exchanged for common stock of the Company. These notes included $215,000 in debt obligations due Theodore
         G. Johnson, a director of the Company.


NOTE 6.  NOTES PAYABLE - OFFICER

         These 17 notes from Gerald A. Paxton, totaling $479,500, accrue interest at a 12% annual rate.



NOTE 7.  NOTES PAYABLE

         On May 16, 1996, the Company entered into a line of credit financing arrangement provided by USA Group. The credit facility is comprised of two notes totaling $742,878 as follows:

         CREDIT NOTE I

         This note bears interest at the Base Rate of NBD Bank, N.A., Indianapolis, Indiana, plus 100 Basis Points. Principal and accrued interest is payable monthly over a fifteen-year amortization period beginning January 1, 2001. At December 31, 1998, this note accrued interest at an annual rate of 8.75%.

         CREDIT NOTE II

         This note bears interest at the Base Rate of NDB Bank, N.A., Indianapolis, Indiana, plus 200 Basis Points. Accrued interest is payable monthly during the term of this note and the balance. Both principal and accrued interest is due on December 31, 2000. At December 31, 1998, this note accrued interest at an annual rate of 9.75%.

         These notes are secured by intellectual properties acquired from Enrollment Technologies, Inc. on May 16, 1996.

         Maturities of principal amounts due on these notes are as follows:


         FOR THE YEAR ENDING DECEMBER 31,
         --------------------------------

                  1999                               $     -0-
                  2000                                 142,878
                  2001                                  40,000
                  2002                                  40,000
                  2003                                  40,000
                  Thereafter                           480,000
                                                     ---------
                                                     $ 742,878
                                                     =========

NOTE 8.  LEASE COMMITMENT

         The Company leases an office suite at 55 Green Street, Clinton, Massachusetts. The lease currently provides for monthly rentals of $2,313, and may be terminated with 30 days notice. Rent expense for the years ended December 31, 1998, 1997 and 1996, was $27,800, $27,800, and
         $20,085, respectively.

NOTE 9.  STOCK OPTION PLAN

         The Company established the 1992 Stock Plan (the "Plan") which provides for the granting of incentive and non-qualified stock options to employees and other individuals performing services for the Company. The Board of Directors (the "Board") is responsible for the administration of the Plan. The Board determines the term of each option, option price, number of shares for which each option is granted, whether restrictions will be imposed on the shares subject to options, and the rate at which each option is exercisable. The exercise price for incentive stock options granted may not be less than 100% of the fair market value per share of the underlying common stock on the date granted (110% for options granted to holders of more than 10% of the voting stock of the Company). The Board shall determine the exercise price for non-qualified options.

         The terms of non-qualified stock options granted under the Plan generally cannot exceed ten years. The term of incentive stock options granted cannot exceed ten years (five years for options granted to holders of more than 10% of the voting stock of the Company).

         The Plan allows for issuance of up to 35,000 shares of common stock. At December 31, 1998, 4,778 shares were available for future grant.

         A summary of the option activity under the Plan is as follows:


                                                             Number of
                                                               shares
                                                             ---------
         Outstanding at December 31, 1995                         -0-
         Granted during 1996                                    3,910
                                                               ------
         Granted during 1997                                   15,250
                                                               ------
         Lapsed during 1997                                    -  660
                                                               ------
         Outstanding at December 31, 1997                      18,500
         Granted during 1998                                   11,022
                                                               ------
         Outstanding at December 31, 1998                      29,522
                                                               ======

         Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-based Compensation", requires the disclosure of pro forma information on the fair value of options to purchase stock, and the impact on earnings of any compensatory value associated with the difference in option grant prices and the fair value of the optioned stock shares. Management believes that it is virtually impossible to reasonably estimate the fair values of outstanding options to purchase common shares at December 31, 1998, and therefore has not disclosed information about such values, which would otherwise be required by SFAS No. 123.


NOTE 10. STOCK PURCHASE WARRANTS

     The Company granted stock purchase warrants to investors who provided debt financing described in Note 5. In aggregate, warrants for the purchase of 63,278 shares of the Company's $.01 par value common stock were granted. 611 warrants were granted for a share price of $20.45. 36,200 warrants were granted for a share price defined as "50% of the per share price paid by a major investor at the next equity financing". The remaining 26,467 warrants were granted for a share price equal to "100% of the per share price paid by a major investor at the next equity financing".


NOTE 11. LICENSE AGREEMENT

         The Company entered into a license agreement effective May 16, 1996, for an exclusive, royalty bearing, nontransferable license for certain software, know-how, and trademarks for CollegeLink and IntroApp intellectual properties. The initial license term expires on December 31, 2000, and the license agreement automatically renews for successive one-year terms thereafter.

         A license fee is payable as follows:

         a. For years ending through December 31, 2000, the license fee shall be equal to the lessor of (i) 9% of the net revenues earned by the Company, or (ii) the Company's net income for the year.

         b. For the years ending December 31, 2001 and thereafter, the license fee shall be the lessor of the Company's net income, or the applicable percentage of net revenues as shown in the following table:



                  YEAR ENDING                                        APPLICABLE
                  DECEMBER 31,                                       PERCENTAGE
                  ------------                                       ----------
                  2001                                                   12%
                  2002                                                   11%
                  2003                                                   10%
                  2004                                                    9%
                  2005 and thereafter                                     8%


NOTE 12. RETIREMENT PLAN

On July 12, 1996, the Company established a profit sharing plan and trust in accordance with Section 401(K) of the Internal Revenue Code. Company matching and non-matching contributions are determined annually by the Company's Board of Directors. The Company has not elected to make any matching or non-matching contributions to the plan.



NOTE 13. RELATED PARTY TRANSACTIONS

As discussed in Notes 5 and 6, the Company has debt obligations from two related parties. Interest charges on those debt instruments totaled $ 74,261 and $ 26,980 for the years ended December 31, 1998 and 1997, respectively.


NOTE 14. GOING CONCERN

The Company has incurred recurring operating losses since inception and has an accumulated deficit at December 31, 1998 of $3,352,932. Liabilities exceed assets by $2,557,135. These conditions indicate that unless the Company obtains substantial additional financing resources, the Company may not be able to continue operations. The accompanying financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going concern.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.

PART III

Item 9.   Directors and Executive Officers of the Registrant

The directors of the Company are elected annually. The executive officers of the Company serve with no specific term of office. The directors are elected to serve until the next annual meeting of the Company or until their successors have been elected. The executive officers and directors of the Company are as follow:


NAME                          AGE       POSITION
----                          ---       --------
Richard A. Fisher             53        Chairman of the Board and General Counsel
Kevin J. High                 34        President and Director
Edward F. Hayes               52        Chief Financial Officer
William Fink                  42        Vice President - Network Operations
Michael Hren                  38        Senior Vice President and President, Cytation Corporation
Thomas Burgess                34        Senior Vice President and President, CollegeLink.com Incorporated
Anne Marie Gleason            43        Vice President and Vice President - Business Development, CollegeLink.com
                                        Incorporated
Robert A. Goldschneider       51        Vice President and Vice President - Sales, Cytation Corporation
Jai N. Gupta, Ph.D.           52        Director
Michael W. Bryant             54        Director
Mark Rogers                   39        Director

(1) Mr. Fisher is also Chairman of the Board of Directors of Cytation Corporation and CollegeLink.com Incorporated.
(2) Mr. High is also a director of Cytation Corporation and CollegeLink.com Incorporated.
(3) Mr. Hayes is also Treasurer of Cytation Corporation and CollegeLink.com Incorporated.
(4) Mr. Fink is also Vice President - Network Operations of Cytation Corporation and CollegeLink.com Incorporated.

Management consists of the following personnel:

Richard A. Fisher, Chairman of the Board of Directors. Mr. Fisher, 53, chairman of the board and general counsel of the Company. Mr. Fisher has been a director and chairman of the board since March 5, 1999, and was a co-founder of the Company's predecessor. From 1987 through 1994, Mr. Fisher was chairman, chief executive officer and general counsel of Quadrax Corporation, which he co-founded to engage in the manufacture and sale of advanced composite materials. Mr. Fisher also has been a tax and corporate partner in the Boston, Massachusetts law firm of Foley, Hoag and Eliot, which is legal counsel to the Company, and Assistant to the Chief Counsel of the Internal Revenue Service in Washington, DC. Mr. Fisher holds a BA in Economics from Northwestern University
(1968) and a Juris Doctor from the University of Virginia School of Law (1971).

Kevin J. High, Director. Mr. High, 34, is president of Cytation.com and has been a director of the Company since March 5, 1999. Mr. High is a co-founder of the Company's predecessor. Previously, Mr. High was a vice president of Shearson Lehman Brothers, a national brokerage firm as well as branch manager of the Middletown, Rhode Island office of the Corporate Securities Group, Inc.

Edward F. Hayes, Chief Financial Officer. Mr. Hayes, 52, is chief financial officer of the Company. Prior to joining the Company, he served as chief financial officer and engineering group manager for Northeast Engineers & Consultants, Inc., a civil engineering firm. Before that, Mr. Hayes was president and co-founder of Advantage Business Computers, Inc., which provided computer programming and consulting services, network installation, and training for commercial and individual clients. Mr. Hayes is a retired U.S. Navy commander with 22 years experience in fiscal and inventory management and submarine and industrial support positions. Mr. Hayes holds a BA in Mathematics from Holy Cross College (1968), an MS in Computer Systems Management from George Washington University (1974), an MBA from Rensselaer Polytechnic Institute
(1975), and an MA in National Defense Studies from the US Naval War College
(1985).

William Fink, Vice President - Network Operations. Mr. Fink, 42, is Vice President - Network Operations of the Company. He is a co-founder of the Company's predecessor. Mr. Fink was in the United States Navy between 1976 and 1996. During his last five years in the Navy, Mr. Fink was the network administrator responsible for the system design, installations, administration and technical support of a multi-location, 250 user, wide area/local area Novell Network. Mr. Fink holds an AS in General Studies from City University, Seattle, Washington (1992). Mr. Fink is a college instructor of PC networking (PCLAN), advanced MS-DOS, MS Windows and Windows 95 operating system platforms. Mr. Fink also teaches "Connecting Businesses to the Internet" for Learning Tree International, Inc. Mr. Fink is responsible for all technical aspects of the Company.

Jai Gupta, Ph.D., Director. Dr. Gupta, 52, has been a director of the Company since March 5, 1999. Dr. Gupta is the founder and president of EER Systems Incorporated, a Washington, DC based aerospace firm which is a principal shareholder of the Company. EER Systems, founded in 1979, offers a broad range of systems design, development and integration capabilities, specializing in aerospace flight, information and training systems. EER Systems has extensive experience in providing training system support to the U.S. military. Dr. Gupta holds a BS in Electrical Engineering from the Indian Institute of Technology, New Delhi, India; an MS in Electrical Engineering from the Queen's University, Ontario, Canada (1970); a Ph.D. degree in Electrical Engineering from Purdue University (1974); and a Masters of Science in Administration degree from George Washington University (1978).

Michael J. Bryant, Director. Mr. Bryant, 54, has been a director of the Company since March 5, 1999. Mr. Bryant is the Director of Corporate Affairs for EER Systems Incorporated. He has over twenty-five years of experience in personnel and training systems. Mr. Bryant also leads the EER consulting team supporting the White House and Department of Defense Advanced Distributive Learning Initiative. Prior to joining EER Systems in 1986, he served in key personnel and training policy positions in the Office of the Secretary of Defense. He also served as a director of the Defense Training and Performance Data Center and is the founder and chairman of the Defense Manpower Roundtable, a seminar group of current and former senior administration and "think-tank" officials from the personnel policy arena. Mr. Bryant holds BS in Mathematics from Sienna College
(1965) and an MBA in Operations Research from Tulane University (1972).

Mark Rogers, Director. Mr. Rogers, 39, has been a director of the Company since March 5, 1999. Since 1989, Mr. Rogers has been a principal in NFT Ventures, including acting as interim CEO and CFO as well as managing the venture capital fund. Mr. Rogers serves as an advisor to several computer software companies in California, Utah and Texas and is a director of both private and public companies. Mr. Rogers specializes in strategic planning, mergers, acquisitions and initial public offerings and has been responsible for the sale of businesses ranging from $1 to $400 million. Prior to joining NFT Ventures, Mr. Rogers was employed by an investment banking firm specializing in turn-around situations and by a big five accounting firm where he concentrated on mergers and acquisitions.

Item 10. Executive Compensation

The following table sets forth the total compensation paid or accrued through Fiscal 1999 for the Company's Chief Executive Officer and the four other most highly compensated executive officers who were employed by the Company at June 30, 1999 (collectively, the "Named Executive Officers").


    NAME AND PRINCIPAL POSITION                  YEAR                  SALARY
    ---------------------------                  ----                  ------
    Richard A. Fisher                            1998                  66,436
    Chairman                                     1997                  54,808
                                                 1996                      --

    Kevin J. High                                1998                 108,330
    President                                    1997                  73,421
                                                 1996                  18,207



Item 11.   Security Ownership of Certain Beneficial Owners and Management


                                           Number of Shares      Percentage of Common Stock
Name of Beneficial Owner                  Beneficially Owned          Outstanding
------------------------                  ------------------     --------------------------
Kevin J. High                                   1,249,330                  12.69%
Richard A. Fisher                                 812,243                   8.25%
Ann Marie Gleason                                 319,958                   3.25%
Jai N. Gupta                                       43,238                   0.44%
Michael Bryant                                     43,238                   0.44%
Mark Rogers                                       144,125                   1.46%
William Fink                                      721,636                   7.33%
All Directors and Officers as a Group           3,333,768                  33.86%
EER Systems, Inc.                               1,500,345                  15.24%

Item 12.   Certain Relationships and Related Transactions

In December 1996, the Company issued to a founder of the Company 422,684 shares of stock and a note for $45,000 for the receipt of certain assets. The assets received have been recorded at fair value; the excess of the note issued over the assets received has been recorded as a distribution. The note was paid in April 1999

In December 1997, the Company entered into a joint venture agreement with EER Systems Inc. ("EER"), a supplier of systems design, development and integration capabilities specializing in flight, information and training systems. Cytation Corporation ("Cytation Delaware"), a Delaware corporation, was incorporated pursuant to the joint venture agreement. Simultaneously, the Company entered into a development agreement with Cytation Delaware, receiving $500,000 to develop certain software.

In July 1998, EER loaned the Company $300,000. This loan was repaid in 1999. In addition, the Company issued to EER 175,000 common shares in settlement of a potential claim by EER that it was entitled to convert the loan into a significantly greater number of common shares.

In July 1998 the Company purchased the assets of Cytation Delaware, of which it was a fifty percent owner, in exchange for equity. (Note 7).


Item 13.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following documents are filed as part of this Report:

1.  Financial Statements (see index to financial statements)

2.  Financial Statement Schedule - None

(b) Reports on Form 8-K.

Form 8-K, Current Report, filed March 18,1999 and later amended April 2, 1999 Form 8-K, Current report, filed April 27, 1999

3.  Exhibits

The following exhibits are filed as part of or incorporated by reference into this Report:


EXHIBIT NO        DESCRIPTION
----------        -----------
   #2.1           Articles of Merger between the Company and Cytation Corporation, dated February 11, 1999;

   #2.2           Plan of Merger of the Company and Cytation Corporation dated February 11, 1999;

  **2.3           Articles of Merger between CollegeLink.com Incorporated and ECI, Inc., dated August 10, 1999;

  **2.4           Certificate of Merger of CollegeLink.com Incorporated and ECI, Inc. dated August 10, 1999;

  **2.5           Agreement and Plan of Merger of the Company and ECI, Inc., dated August 10, 1999;

   *3.1           Articles of Incorporation of the Company;

  ##3.2           Designation of Rights and Preferences for the Company's Series A Convertible Preferred Stock;

  **3.3           Certificate of Amendment of Cytation.Com Incorporated;

   *3.4           Bylaws of the Company;

   x4.2           Please see Exhibits 3.1 through 3.4 for provisions of the articles of incorporation and bylaws of the Company defining the rights of holders of the common stock of the company;

 ##10.1           Series A Convertible Stock Purchase Agreement, dated April 2, 1999, between the Company and
                  Provident Life and Accident Insurance Company;

 **10.2           Escrow Agreement by and among the Company, Gerald A. Paxton, Thomas J. Burgess and Eastern Bank
                  and Trust Company dated as of August 10, 1999

 **10.3           Registration Agreement by and among the Company, Gerald A. Paxton, Thomas J. Burgess and ECI,
                  Inc. dated as of August 10, 1999

 **10.4           Consulting Agreement by and among the Company, Gerald A. Paxton and CollegeLink.com
                  Incorporated dated as of August 10, 1999

 **10.5           Letter Agreement by and among the Company, ECI, Inc. and USA Group Noel-Levitz, Inc. dated as of July 28, 1999

 **10.6           Registration Rights Agreement by and among the Company and USA Group Noel-Levitz, Inc. dated as of July 28, 1999

 **10.7           Lease by and between Victoria S. Tarsagian and Web Services International, Inc. dated as of
                  July 29, 1996

 **21.1           List of Subsidiaries of the Company

  x27.1           Financial Data Schedule

-----------------

x   Filed herewith.

* Incorporated by reference from the Registrant's Annual Report on Form 10KSB (S.E.C. File No. 0-5388) filed December 31, 1998.

# Incorporated by reference from the Registrant's Form 8-K, Current Report, filed March 18, 1999, and later amended on April 2, 1999.

## Incorporated by reference from the Registrant's Form 8-K, Current Report, filed April 27, 1999.

** Incorporated by reference from the Registrant's Form 8-K, Current Report, filed August 25, 1999.




                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  September 27, 1999
                                CYTATION.COM INCORPORATED

                                By:  /s/ KEVIN J. HIGH
                                ----------------------------------------------
                                     Kevin J. High
                                     PRESIDENT


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capasities and on the dates indicated:


     SIGNATURE                     TITLE                            DATE
     ---------                     -----                            ----
/s/Richard A. Fisher      Chairman of the Board and General        September 28,1999
--------------------      Counsel (Principle Executive Officer)
  Richard A. Fisher

/s/Kevin J. High          President and Director                   September 28,1999
--------------------
  Kevin J. High

/s/Edward F. Hayes        Chief Financial Officer (Principle       September 28,1999
--------------------      Financial and Accounting Officer)
  Edward F. Hayes

/s/Mark Rogers            Director                                 September 28,1999
--------------------
  Mark Rogers

