Form 10QSB
period 1999-09-30
CYTATION COM INC
filed 1999-11-15
CIK 95047

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

            Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

            For the quarterly period ended           September 30, 1999

            Commission file Number                   0 5388


                            CYTATION.COM INCORPORATED

             (Exact Name of Registrant as Specified in its Charter)

              NEW YORK                                16-0961436
     (State or Other Jurisdiction       (I.R.S. Employer Identification Number)
         of Incorporation)



  55 Hammarlund Way, Middletown, RI                      02842
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

Common Stock, $.001 Par Value - 9,846,340 shares as of September 30, 1999.

                           FORWARD-LOOKING INFORMATION

THIS FORM 10-QSB AND OTHER STATEMENTS ISSUED OR MADE FROM TIME TO TIME BY CYTATION.COM INCORPORATED OR ITS REPRESENTATIVES CONTAIN STATEMENTS WHICH MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES ACT OF 1933 AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FIFTEEN U.S.C.A. SECTIONS 77Z-2 AND 78U-5 (SUPP. 1996). THOSE STATEMENTS INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF CYTATION.COM INCORPORATED AND MEMBERS OF ITS MANAGEMENT TEAM AS WELL AS THE ASSUMPTIONS ON WHICH SUCH STATEMENTS ARE BASED. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE FORWARD-LOOKING STATEMENTS TO REFLECT CHANGED ASSUMPTIONS, THE OCCURRENCE OF UNANTICIPATED EVENTS OR CHANGES TO FUTURE OPERATING RESULTS OVER TIME.

                              YEAR 2000 COMPLIANCE

The Company continues to review its technology systems to attempt to discover what effects year 2000 issues may have on its operations. Many of the earlier systems, found not to be compliant, have been replaced while others are being modified to comply. The Company is working with its known suppliers of technology or services controlled by technology that might be effected by the year 2000 events and is seeking written assurances from those determined to have a potential effect upon Company's operations. However, there can be no assurance that the Company will identify all of its data handling problems in its business systems or those of its suppliers or clients in advance of any effect upon the Company's operations. The Company, therefore, bears some unlimited and unknown risks to the year 2000 issue and could also be adversely affected if other entities do not adequately or timely resolve their payment mechanisms as they relate to the Company's ongoing operations for its clients.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   CYTATION.COM INCORPORATED AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                              SEPTEMBER 30,     JUNE 30,
                                                                  1999            1999
                                                              -------------    -----------
                                                                      (UNAUDITED)
                                          ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................   $ 4,303,222     $ 1,371,000
  Accounts receivable, net of allowance for doubtful
     accounts of $10,000 and $30,000, respectively..........       218,101         100,163
  Prepaid expenses and other assets.........................       117,714          85,349
                                                               -----------     -----------
     TOTAL CURRENT ASSETS...................................     4,639,037       1,556,512
FURNITURE AND EQUIPMENT, net of accumulated depreciation of
  $287,896 and $201,422, respectively.......................       291,296         250,484
GOODWILL, net of amortization of $91,990 and $0,
  respectively..............................................     8,187,076              --
OTHER ASSETS................................................        64,213              --
                                                               -----------     -----------
                                                               $13,181,622     $ 1,806,996
                                                               ===========     ===========
                          LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
  Accounts payable..........................................   $   460,012     $   278,372
  Accrued payroll...........................................       124,119          84,725
  Accrued expenses..........................................       385,189          32,247
  Unearned revenue..........................................            --          35,000
                                                               -----------     -----------
     TOTAL CURRENT LIABILITIES..............................       969,320         430,344
DEFERRED RENT CREDIT........................................        10,171
COMMITMENTS AND CONTINGENCIES...............................            --              --
SHAREHOLDERS' DEFICIT:
  Series A Convertible Preferred Stock, $4.00 stated value,
     $0.01 par value, authorized 2,500,000 shares, issued
     and outstanding 890,000 and 775,000 shares,
     respectively...........................................     3,534,980       3,100,000
  Series B Convertible Preferred Stock, $7,625 stated value,
     $0.01 par value, authorized 300,000 shares, issued and
     outstanding 279,771 shares.............................     4,175,000              --
  Series C Convertible Preferred Stock, $4.00 stated value,
     $0.01 par value, authorized 1,000,000 shares, issued
     and outstanding 1,000,000 shares.......................     4,000,000              --
  Common stock, $.001 par value, authorized 100,000,000 and
     5,765,000 shares, issued and outstanding 9,846,603 and
     5,260,736 shares, respectively.........................         9,846           9,152
  Additional paid-in capital................................     6,035,664       2,459,718
  Accumulated deficit.......................................    (5,553,359)     (4,192,218)
                                                               -----------     -----------
     TOTAL SHAREHOLDERS' EQUITY (DEFICIT)...................    12,202,131       1,376,652
                                                               -----------     -----------
                                                               $13,181,622     $ 1,806,996
                                                               ===========     ===========

                       See notes to financial statements.

                   CYTATION.COM INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  THREE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                              --------------------------
                                                                 1999           1998
                                                              -----------    -----------
                                                                     (UNAUDITED)
NET REVENUES:
  CollegeLink revenues......................................  $   125,680    $        --
  Online training service revenues..........................       77,499         32,000
  Web site hosting..........................................       56,252         49,467
  Other revenues............................................        6,654        137,958
                                                              -----------    -----------
                                                                  266,085        219,425
                                                              -----------    -----------
EXPENSES:
  Payroll, payroll taxes and related benefits...............      628,661        209,461
  Investor relations........................................      147,725             --
  Depreciation and amortization.............................      111,591         26,071
  Advertising...............................................        3,777          1,931
  Other general and administrative expenses.................      735,472        221,232
                                                              -----------    -----------
                                                                1,627,226        458,695
                                                              -----------    -----------
LOSS FROM OPERATIONS........................................   (1,361,141)      (239,270)
INTEREST EXPENSE............................................           --            293
NET LOSS....................................................  $(1,361,141)   $  (239,563)
                                                              ===========    ===========
NET LOSS PER SHARE..........................................  $     (0.14)   $     (0.40)
                                                              ===========    ===========
WEIGHTED AVERAGE NUMBER OF SHARES USED IN
  COMPUTATION...............................................    9,495,324      4,958,085
                                                              ===========    ===========

                       See notes to financial statements.

                   CYTATION.COM INCORPORATED AND SUBSIDIARIES

      STATEMENT OF CHANGES IN CONSOLIDATED SHAREHOLDERS' EQUITY (DEFICIT)

                                                                                                           TOTAL
                                 PREFERRED STOCK          COMMON STOCK      ADDITIONAL                 STOCKHOLDERS'
                             -----------------------   ------------------    PAID-IN                      EQUITY
                              SHARES       AMOUNT       SHARES     AMOUNT    CAPITAL      (DEFICIT)      (DEFICIT)
                             ---------   -----------   ---------   ------   ----------   -----------   -------------
                                                                   (UNAUDITED)
Balance -- June 30, 1999...    775,000     3,100,000   9,152,211    9,152    2,459,718    (4,192,218)     1,376,652
  Preferred issued -- Series
   A.......................    115,000       434,980          --       --           --            --        434,980
  Effect of merger
   transaction -- Preferred
    Series B...............    279,771     4,175,000     659,005      659    3,395,688            --      7,571,347
  Issuance of shares for
    services...............         --            --      35,124       35      178,782            --        178,817
  Preferred issued --
    Series C...............  1,000,000     4,000,000          --       --           --            --      4,000,000
  Issuance of shares as per
    benefit plan...........         --            --         288       --        1,476            --          1,476
  Net loss for the
    period.................         --            --          --       --           --    (1,361,141)    (1,361,141)
                             ---------   -----------   ---------   ------   ----------   -----------    -----------
Balance -- September 30,
  1999.....................  2,169,778   $11,709,980   9,846,626   $9,846   $6,035,664   $(5,553,359)   $12,202,131
                             =========   ===========   =========   ======   ==========   ===========    ===========

                       See notes to financial statements.

                   CYTATION.COM INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 THREE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                              ------------------------
                                                                 1999          1998
                                                              -----------    ---------
                                                                    (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(1,361,141)   $(239,563)
  Adjustments to reconcile net loss to net cash provided by
     operating activities:
     Depreciation and amortization..........................      111,591       26,071
     Issuance of shares for services........................      178,817           --
     Issuance of shares for benefit plan....................        1,476           --
     Deferred rent credit...................................       10,171           --
  Increase (decrease) to cash attributable to changes in
     assets and liabilities:
     Accounts receivable....................................     (117,938)       3,426
     Prepaid expenses and other assets......................      (96,578)      (1,111)
     Accounts payable.......................................      181,640       38,370
     Accrued expenses.......................................      352,942      (23,419)
     Accrued payroll........................................       39,394      (96,026)
     Unearned revenue.......................................      (35,000)     (38,563)
                                                              -----------    ---------
     NET CASH USED IN OPERATING ACTIVITIES..................     (734,627)    (330,815)
                                                              -----------    ---------
CASH FLOW FROM INVESTING ACTIVITIES:
  Excess of ECI liabilities assumed over tangible assets
     acquired...............................................     (766,518)          --
  Purchase of furniture and equipment.......................       (2,706)      (4,321)
                                                              -----------    ---------
     NET CASH USED IN INVESTING ACTIVITIES..................     (769,224)      (4,321)
                                                              -----------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of preferred shares................    4,434,980           --
  Shareholder advances payable..............................           --      293,844
  Principal payments on capital lease obligations...........           --         (887)
                                                              -----------    ---------
     NET CASH PROVIDED BY FINANCING ACTIVITIES..............    4,434,980      292,957
                                                              -----------    ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........    2,931,129      (42,179)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............    1,371,000       46,362
                                                              -----------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $ 4,302,130    $   4,183
                                                              ===========    =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
     Interest...............................................  $        --    $     293
                                                              ===========    =========
     Taxes..................................................  $        --    $     996
                                                              ===========    =========
  Noncash:
     Stock issued for purchase of ECI.......................  $ 7,571,347    $      --
                                                              ===========    =========
     Stock issued for services..............................  $   178,817    $      --
                                                              ===========    =========

                       See notes to financial statements.

                   CYTATION.COM INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. Reference is made to the financial statements included in the Company's Annual Report (Form 10-KSB) filed with the Securities and Exchange Commission for the year ended June 30, 1999.

   The financial statements for the periods ended September 30, 1999 and 1998 are unaudited and include all adjustments which, in the opinion of management, are necessary to a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full fiscal year.

2. COMMITMENTS AND CONTINGENCIES

     a. The Company entered into a lease agreement in September 1999, expiring in November 30, 2004. Rental expense for the entire five-year period totals approximately $641,000. The Company has recorded a deferred rent credit of approximately $10,000 for the first month of free rent and will amortize the credit over the lease term.

     b. The Company adopted a 401K plan in July 1999.

     c. The Company entered into agreements for directors and officers liability insurance.

3. ACQUISITION TRANSACTIONS

     a. On August 10, 1999, the Company acquired ECI, Inc. through a merger transaction. ECI is an innovator of electronic college applications and a supplier of products and services to college-bound students, their parents and colleges.

        The acquisition was structured as a merger of ECI with and into Cytation's wholly-owned subsidiary College.Link.com Incorporated ("CollegeLink"). As consideration for the merger, the Company issued 550,809 of its common shares, 234,771 of its Series B Stock and paid $489 in cash. CollegeLink also assumed approximately $778,000 of ECI liabilities in connection with the merger and settled a claim against ECI in exchange for 108,196 shares of the Company's common stock and 45,000 shares of the Company's Series B Stock (see Pro forma in 10-KSB).

     b. The Company has entered into letters of intent to buy two companies, Online Scouting Network, Inc. and Student Success, Inc. for a total of $9,350,000, payable in cash of $3,500,000 with the balance in common stock or preferred stock convertible into common stock. The acquisitions will be treated as purchases.

4. EQUITY AND FINANCING

     a. In September 1999, the Company received $460,000 in exchange for 115,000, 6% cumulative preferred stock designated as "Series A Convertible Preferred Stock" ("Preferred A") from five accredited investors. Preferred A has a stated value of $4.00 per share, a par value of $.01 per share and dividends payable quarterly. Any holder of Preferred A may at any time convert stock into the common stock of the Company at a ratio of one share of common stock for each share of Preferred A. The Company may require conversion on or after the first anniversary of the initial purchase if the closing bid price for its common shares exceeds $6.00 for twenty consecutive trading days.

        In the event of any voluntary or involuntary liquidation, dissolution, or winding up of the affairs of the Company, the holders of the issued and outstanding Preferred A are entitled to receive $4.00 for each share of Preferred A, before any distribution of the assets of the Company shall be made to the holders of any capital stock.

                   CYTATION.COM INCORPORATE AND SUBSIDIARIES

     b. In September 1999, the Company received $4,000,000 in exchange for 1,000,000, 6% cumulative preferred stock designated as "Series C Convertible Preferred Stock" ("Preferred C") from PNC Bank Corp. Preferred C has a stated value of $4.00 per share, a par value of $0.01 per share and dividends payable quarterly.

        PNC may at any time convert the Preferred C into common stock of the Company at a ratio of one share of common stock for each share of Preferred C, but in no event be entitled to convert any shares of Preferred C nor shall the Company require conversion of any shares of Preferred C in excess of that number of shares of Preferred C upon the conversion of which the sum of (1) the number of shares of common stock owned by PNC and (2) the number of shares of common stock issuable upon the conversion of the number of shares of Preferred C would result in the beneficial ownership of 5% or more of the issued and outstanding shares of common stock.

        The Company may require conversion on or after the first anniversary of the initial purchase if the closing bid price for its common shares exceeds $6.00 for twenty consecutive trading days.

        In the event of any voluntary or involuntary liquidation, dissolution, or winding up of the affairs of the Company, the holders of the issued and outstanding Preferred C are entitled to receive $4.00 for each share of Preferred C, before any distribution of the assets of the Company shall be made to the holders of any capital stock, except for holders of Series A Preferred Stock Convertible Preferred Stock which shall have the rights and preferences as previously adopted by the Company's Board of Directors.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Revenues for the three months ended September 30, 1999 include for the first time the operations of CollegeLink which was acquired on August 10, 1999. The acquisition was treated as a purchase with the results of operations of CollegeLink included in consolidated operations from that date. Other revenues declined in total, reflecting the Company's transition to its principal business as the Company intends to focus prospectively primarily on its CollegeLink business.

Payroll expenses have increased a result of personnel additions in as well as salary increases for present personnel. Other general and administrative expenses increased both for software development to support the CollegeLink operations, costs of supporting the expanded operations and costs related to the business which the Company intends not to emphasize in the future. Goodwill amortization results from the acquisition of CollegeLink.

During the three months the Company realized net proceeds of $4,435,000 from the sale of preferred shares resulting in cash and cash equivalents of $4,303,000 at the end of the quarter.

The Company conducted its Annual Meeting of Shareholders on November 11, 1999.

                            PART II OTHER INFORMATION

ITEM 1.   Legal Proceedings

Neither the Registrant nor any of its affiliates are a party, nor is any of their property subject, to material pending legal proceedings or material proceedings known to be contemplated by governmental authorities.

ITEM 2.   Changes in Securities

     On August 10, 1999, ECI, Inc. ("ECI") merged (the "ECI Merger") into CollegeLink.com, Incorporated, a Delaware corporation and wholly-owned subsidiary of the Company. Pursuant to the ECI Merger, each share of Common Stock of ECI was automatically changed and converted into 550,809 shares of Common Stock of the Company and 234,771 shares of the Series B Convertible Preferred Stock of the Company. On August 10, 2000 all outstanding shares of Series B Preferred Stock shall automatically be converted into such number of Common Shares as is determined by dividing $15.00 (as adjusted to account for any stock dividend, stock split, combination of shares, reclassification or other similar event with respect to the Series B Preferred Stock) by the greater of $7.625 and the average of the closing bid price per share for the 20 consecutive trading days immediately prior to August 10, 2000 and multiplying the result by the number of shares of outstanding Series B Preferred Stock. Prior to August 10, 2000, each share of Series B Preferred Stock is convertible at the option of the holder thereof into such number of shares of Common Stock as is determined by dividing $15.00 by the average of the closing bid price per share for the 10 consecutive trading days immediately prior to the date of conversion, provided, however, that no share of Series B Preferred Stock shall be convertible on any day on which such average would not exceed $15.00 (as adjusted to account for any stock dividend, stock split, combination of shares, reclassification or other similar event with respect to the Common Stock).

     In connection with the ECI Merger, the Company, ECI and USA Group Noel-Levitz, Inc. ("USA Group") entered into a letter agreement in settlement of certain claims made by USA Group. Pursuant to this letter agreement, the Company issued and sold to USA Group 108,196 shares of the Common Stock of the Company and 45,000 shares of the Series B Convertible Preferred Stock of the Company.

     In connection with the ECI Merger, the Company also issued 9,836 shares of Common Stock to Wolf Rock Corporation.

     On September 30, 1999 the Company sold 1,000,000 shares of Series C Convertible Preferred Stock to PNC Investment Corp. for an aggregate consideration of $4,000,000. Each share of Series C Convertible Preferred Stock is convertible at the option of the holder into one share of Common Stock. The conversion ratio will be adjusted to account for any stock dividend, stock split, combination of shares, reclassification or similar event with respect to the Common Stock). In addition, the Company may require mandatory conversion of all, but not less than all, of the shares of Series C Preferred Stock on or after the first anniversary of the initial purchase and sale of the Series C Preferred Stock provided that: (a) the average closing bid price of the Common Stock on the Over-the-Counter Bulletin Board or the Nasdaq Stock Exchange, as applicable, for the 20 consecutive trading days immediately preceding the date of the required conversion has exceeded $6.00 per share, and (b) the Company elected to mandatorily convert all other series of preferred stock.

     During the quarter ended September 30, 1999, the Company issued options to purchase an aggregate of 555,000 shares of Common Stock, exercisable at a weighted average exercise price of $5.85 per share.

     The issuances described in this Item 2 were made in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933 relating to sales by an issuer not involving any public offering. None of the foregoing transactions involved a distribution or public offering. No underwriters were engaged in connection with the foregoing issuances of securities, and no underwriting discounts or commissions were paid.

ITEM 3.   Defaults Upon Senior Securities

None

ITEM 4.   Submission of Matters to a Vote of Security Holders

None.

ITEM 5.   Other Information

None.

ITEM 6.   Exhibits and Reports on Form 8-K

          a.   Exhibits

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
   2.1    Articles of Merger between the Company and Cytation
          Corporation, dated February 11, 1999(1)
   2.2    Plan of Merger of the Company and Cytation Corporation dated
          February 11, 1999(1)
  *2.3    Articles of Merger between CollegeLink.com Incorporated and
          ECI, Inc., dated August 10, 1999
  *2.4    Certificate of Merger of CollegeLink.com Incorporated and
          ECI, Inc., dated August 10, 1999
  *2.5    Agreement and Plan of Merger of the Company and ECI, Inc.,
          dated August 10, 1999
   3.1    Certificate of Incorporation of the Company (2)
   3.2    Designation of Rights and Preferences for the Company's Series A
          Convertible Preferred Stock (3)
  *3.3    Certificate of Amendment of Certificate of Incorporation of
          Cytation.com Incorporated
  *3.4    Certificate of Amendment of Certificate of Incorporation of
          Cytation.com Incorporated
   3.5    By-laws of the Company (2)
   4.1    Please see Exhibits 3.1 through 3.5 for provisions of the
          Certificate of Incorporation and By-laws of the Company
          defining the rights of holders of the common stock of the
          Company
  10.1    Escrow Agreement by and among the Company, Gerald A. Paxton,
          Thomas J. Burgess and Eastern Bank and Trust Company dated as of August 10, 1999 (Incorporated by reference to Exhibit 10.2 to the Company's registration statement on Form SB-2, as amended on Form
          S-1 filed on October 21, 1999, File No. 333-85079.)
  10.2    Registration Agreement by and among the Company, Gerald A.
          Paxton, Thomas J. Burgess and ECI, Inc. dated as of August
          10, 1999 (Incorporated by reference to Exhibit 10.3 to the Company's registration statement on Form SB-2, as amended on Form S-1 filed on
          October 21, 1999, File No. 333-85079.)
  10.3    Consulting Agreement by and among the Company, Gerald A.
          Paxton and CollegeLink.com Incorporated dated as of August
          10, 1999 (Incorporated by reference to Exhibit 10.4 to the Company's registration statement on Form SB-2, as amended on Form S-1 filed on
          October 21, 1999, File No. 333-85079.)
  10.4    Letter Agreement by and among the Company, ECI, Inc. and USA
          Group Noel-Levitz, Inc. dated as of July 28, 1999 (Incorporated by reference to Exhibit 10.5 to the Company's registration statement on
          Form SB-2, as amended on Form S-1 filed on October 21, 1999, File No.
          333-85079.)
  10.5    Registration Rights Agreement by and among the Company and
          USA Group Noel-Levitz, Inc. dated as of July 28, 1999 (Incorporated by reference to Exhibit 10.6 to the Company's registration statement on
          Form SB-2, as amended on Form S-1 filed on October 21, 1999, File No.
          333-85079.)
  10.6    Lease by and between Victoria S. Tarsagian and Web Services
          International, Inc. dated as of July 29, 1996 (Incorporated by reference to Exhibit 10.7 to the Company's registration statement on
          Form SB-2, as amended on Form S-1 filed on October 21, 1999, File No.
          333-85079.)
  10.7    1999 Stock Option Plan (Incorporated by reference to Exhibit 10.9 to the Company's registration statement on Form SB-2, as amended on Form
          S-1 filed on October 21, 1999, File No. 333-85079.)
  10.8    Stock Purchase Agreement, dated September 30, 1999, between the Company and PNC Investment Corp. (Incorporated by reference to
          Exhibit 10.10 to the Company's registration statement on Form SB-2, as amended on Form S-1 filed on October 21, 1999, File No. 333-85079.)
  10.9    Marketing Services and Administrative Agreement, dated
          September 30, 1999, between the Company and PNC Bank, National
          Association (Incorporated by reference to Exhibit 10.11 to the
          Company's registration statement on Form SB-2, as amended on Form S-1 filed on October 21, 1999, File No. 333-85079.)
  10.10   Lease dated September 22, 1999 between the Company and
          Midview, LLC (Incorporated by reference to Exhibit 10.16 to the
          Company's registration statement on Form SB-2, as amended on Form S-1 filed on October 21, 1999, File No. 333-85079.)

EXHIBIT                           DESCRIPTION
-------                           -----------
  27.1    Financial Data Schedule

---------------
* Incorporated by reference to the similarly numbered Exhibits to the Company's registration statement on Form SB-2, as amended on Form S-1 filed on October 21, 1999, File No. 333-85079.

(1) Incorporated by reference from the Registrant's Form 8-K, Current Report, filed March 18, 1999, and later amended on April 2, 1999.

(2) Incorporated by reference from the Registrant's Annual Report on Form 10KSB (S.E.C. File No. 0-5388) filed December 31, 1998.

(3) Incorporated by reference from the Registrant's Form 8-K, Current Report, filed April 27, 1999.

        b. Reports on Form 8-K

        The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on August 10, 1999.



                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                             CYTATION.COM INCORPORATED

                                             By: /s/ Kevin J. High
                                                ------------------
                                                 Kevin J. High
DATE: November 15, 1999                          President

                               INDEX OF EXHIBITS

EXHIBIT                           DESCRIPTION
-------                           -----------
   2.1    Articles of Merger between the Company and Cytation
          Corporation, dated February 11, 1999(1)
   2.2    Plan of Merger of the Company and Cytation Corporation dated
          February 11, 1999(1)
  *2.3    Articles of Merger between CollegeLink.com Incorporated and
          ECI, Inc., dated August 10, 1999
  *2.4    Certificate of Merger of CollegeLink.com Incorporated and
          ECI, Inc., dated August 10, 1999
  *2.5    Agreement and Plan of Merger of the Company and ECI, Inc.,
          dated August 10, 1999
   3.1    Certificate of Incorporation of the Company (2)
   3.2    Designation of Rights and Preferences for the Company's Series A
          Convertible Preferred Stock (3)
  *3.3    Certificate of Amendment of Certificate of Incorporation of
          Cytation.com Incorporated
  *3.4    Certificate of Amendment of Certificate of Incorporation of
          Cytation.com Incorporated
   3.5    By-laws of the Company (2)
   4.1    Please see Exhibits 3.1 through 3.5 for provisions of the
          Certificate of Incorporation and By-laws of the Company
          defining the rights of holders of the common stock of the
          Company
  10.1    Escrow Agreement by and among the Company, Gerald A. Paxton,
          Thomas J. Burgess and Eastern Bank and Trust Company dated as of August 10, 1999 (Incorporated by reference to Exhibit 10.2 to the Company's registration statement on Form SB-2, as amended on Form
          S-1 filed on October 21, 1999, File No. 333-85079.)
  10.2    Registration Agreement by and among the Company, Gerald A.
          Paxton, Thomas J. Burgess and ECI, Inc. dated as of August
          10, 1999 (Incorporated by reference to Exhibit 10.3 to the Company's registration statement on Form SB-2, as amended on Form S-1 filed on
          October 21, 1999, File No. 333-85079.)
  10.3    Consulting Agreement by and among the Company, Gerald A.
          Paxton and CollegeLink.com Incorporated dated as of August
          10, 1999 (Incorporated by reference to Exhibit 10.4 to the Company's registration statement on Form SB-2, as amended on Form S-1 filed on
          October 21, 1999, File No. 333-85079.)
  10.4    Letter Agreement by and among the Company, ECI, Inc. and USA
          Group Noel-Levitz, Inc. dated as of July 28, 1999 (Incorporated by reference to Exhibit 10.5 to the Company's registration statement on
          Form SB-2, as amended on Form S-1 filed on October 21, 1999, File No.
          333-85079.)
  10.5    Registration Rights Agreement by and among the Company and
          USA Group Noel-Levitz, Inc. dated as of July 28, 1999 (Incorporated by reference to Exhibit 10.6 to the Company's registration statement on
          Form SB-2, as amended on Form S-1 filed on October 21, 1999, File No.
          333-85079.)
  10.6    Lease by and between Victoria S. Tarsagian and Web Services
          International, Inc. dated as of July 29, 1996 (Incorporated by reference to Exhibit 10.7 to the Company's registration statement on
          Form SB-2, as amended on Form S-1 filed on October 21, 1999, File No.
          333-85079.)
  10.7    1999 Stock Option Plan (Incorporated by reference to Exhibit 10.9 to the Company's registration statement on Form SB-2, as amended on Form
          S-1 filed on October 21, 1999, File No. 333-85079.)
  10.8    Stock Purchase Agreement, dated September 30, 1999, between the Company and PNC Investment Corp. (Incorporated by reference to
          Exhibit 10.10 to the Company's registration statement on Form SB-2, as amended on Form S-1 filed on October 21, 1999, File No. 333-85079.)
  10.9    Marketing Services and Administrative Agreement, dated
          September 30, 1999, between the Company and PNC Bank, National
          Association (Incorporated by reference to Exhibit 10.11 to the
          Company's registration statement on Form SB-2, as amended on Form S-1 filed on October 21, 1999, File No. 333-85079.)
  10.10   Lease dated September 22, 1999 between the Company and
          Midview, LLC (Incorporated by reference to Exhibit 10.16 to the
          Company's registration statement on Form SB-2, as amended on Form S-1 filed on October 21, 1999, File No. 333-85079.)

EXHIBIT                           DESCRIPTION
-------                           -----------
  27.1    Financial Data Schedule

---------------
* Incorporated by reference to the similarly numbered Exhibits to the Company's registration statement on Form SB-2, as amended on Form S-1 filed on October 21, 1999, File No. 333-85079.

(1) Incorporated by reference from the Registrant's Form 8-K, Current Report, filed March 18, 1999, and later amended on April 2, 1999.

(2) Incorporated by reference from the Registrant's Annual Report on Form 10KSB (S.E.C. File No. 0-5388) filed December 31, 1998.

(3) Incorporated by reference from the Registrant's Form 8-K, Current Report, filed April 27, 1999.