Form 10QSB
period 1999-12-31
COLLEGELINK COM INCORP
filed 2000-02-14
CIK 95047

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

            Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

            For the quarterly period ended           December 31, 1999

            Commission file Number                   0 5388


                            COLLEGELINK.COM INCORPORATED

             (Exact Name of Registrant as Specified in its Charter)

              Delaware                                16-0961436
     (State or Other Jurisdiction       (I.R.S. Employer Identification Number)
         of Incorporation)


  55 Hammarlund Way, Middletown, RI                      02842
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

Common Stock, $.001 Par Value - 9,875,840 shares as of December 31, 1999.


                           FORWARD-LOOKING INFORMATION

THIS FORM 10-QSB AND OTHER STATEMENTS ISSUED OR MADE FROM TIME TO TIME BY COLLEGELINK.COM INCORPORATED OR ITS REPRESENTATIVES CONTAIN STATEMENTS WHICH MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES ACT OF 1933 AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FIFTEEN U.S.C.A. SECTIONS 77Z-2 AND 78U-5 (SUPP. 1996). THOSE STATEMENTS INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF COLLEGELINK.COM INCORPORATED AND MEMBERS OF ITS MANAGEMENT TEAM AS WELL AS THE ASSUMPTIONS ON WHICH SUCH STATEMENTS ARE BASED. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE FORWARD-LOOKING STATEMENTS TO REFLECT CHANGED ASSUMPTIONS, THE OCCURRENCE OF UNANTICIPATED EVENTS OR CHANGES TO FUTURE OPERATING RESULTS OVER TIME.

                              YEAR 2000 COMPLIANCE

The Company continues to review its technology systems to attempt to discover what effects year 2000 issues may have on its operations. Many of the earlier systems, found not to be compliant, have been replaced while others have been modified to comply. As of the date of this filing, there have been no identified problems. However, there can be no assurance that the Company has identified all of its data handling problems in its business systems or those of its suppliers or clients in advance of any effect upon the Company's operations. The Company, therefore, bears some unlimited and unknown risks to the year 2000 issue and could also be adversely affected if other entities do not adequately or timely resolve their payment mechanisms as they relate to the Company's ongoing operations for its clients.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          COLLEGELINK.COM INCORPORATED
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                     ASSETS

                                                                                  December 31           June 30,
                                                                                  -----------         -----------
                                                                                      1999                1999
                                                                                  -----------         -----------
CURRENT ASSETS:
  Cash and cash equivalents                                                       $   531,383         $ 1,371,000
  Accounts receivable, net of allowance for doubtful                                  102,130             100,163
  Prepaid expenses and other assets                                                    90,600              85,349
                                                                                  -----------         -----------
            TOTAL CURRENT ASSETS                                                      724,113           1,556,512

FURNITURE AND EQUIPMENT, net of accumulated depreciation                              528,266             250,484
GOODWILL, include other acquired assets net of amortization                         8,383,047                  --
CAPITALIZED COSTS OF RAISING CAPITAL                                                  749,635
ADVANCES TO COMPANIES TO BE ACQUIRED                                                  477,780
OTHER ASSETS                                                                          367,640                  --
                                                                                  -----------         -----------
                                                                                  $11,230,481         $ 1,806,996
                                                                                  ===========         ===========

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable                                                                $   577,768         $   278,372
  Accrued payroll                                                                      20,405              84,725
  Accrued expenses                                                                     52,410              32,247
  Note payable                                                                        125,000
  Unearned revenue                                                                                         35,000
                                                                                  -----------         -----------
            TOTAL CURRENT LIABILITIES                                                 775,583             430,344

                                                                                       10,171                  --


COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT :
  Series A Convertible Preferred Stock, $4.00 stated value, $.01 par value,
      authorized 2,500,000 shares, issued and outstanding 890,000 and shares        3,534,980           3,100,000
      775,000 shares, respectively
  Series B Convertible Preferred Stock, $7.625 stated value, $.01 par value,
      authorized 300,000 shares, issued and outstanding 279,771 shares              4,175,000                  --
  Series C Convertible Preferred Stock, $4.00 stated value, $.01 par value,
      authorized 1,200,000 shares, issued and outstanding 1,200,000 shares          5,000,000                  --
  Common stock, $.001 par value, authorized 100,000,000 and 5,765,000
      shares, issued and outstanding 9,846,603 and 5,260,736 shares,                    9,875               9,152
  Additional paid-in capital                                                        6,050,664           2,459,718
  Accumulated deficit                                                              (8,325,792)         (4,192,218)
                                                                                  -----------         -----------
            TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                   10,444,727           1,376,652
                                                                                  -----------         -----------

                                                                                  $11,230,481         $ 1,806,996
                                                                                  ===========         ===========

See notes to financial statements.

                          COLLEGELINK.COM INCORPORATED
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          Three Months Ended                    Six Months Ended
                                                              December 31,                         December 31,
                                                     -----------------------------        -----------------------------
                                                         1999              1998               1999              1998
                                                     -----------        ----------        -----------        ----------

NET REVENUES:
  Online revenues                                    $   100,926        $       --        $   226,606        $       --
  Other revenues                                          80,720           101,609            221,125           321,034
                                                     -----------        ----------        -----------        ----------
                                                         181,646           101,609            447,731           321,034
                                                     -----------        ----------        -----------        ----------

EXPENSES:
  Payroll, payroll taxes and related benefits            845,717             4,931          1,474,378           214,392
  Depreciation and amortization                          245,822            26,905            357,413            52,976
  Marketing Advertising                                1,840,114              (137)         1,843,891             1,794
  Other general and administrative expenses              235,948           (30,233)         1,119,145           190,999
                                                     -----------        ----------        -----------        ----------
                                                       3,167,601             1,466          4,794,827           460,161
                                                     -----------        ----------        -----------        ----------

(LOSS) FROM OPERATIONS                                (2,985,955)          100,143         (4,347,096)         (139,127)

GAIN ON SALE OF BUSINESS UNIT                            185,716                --            185,716                --

INTEREST INCOME (EXPENSE)                                 27,808            (3,915)            27,806            (4,208)
                                                     -----------        ----------        -----------        ----------

NET LOSS                                             $(2,772,431)           96,228         (4,133,574)         (143,335)
                                                     ===========        ==========        ===========        ==========

NET LOSS PER SHARE                                   $     (0.28)       $     0.02              (0.43)            (0.02)
                                                     ===========        ==========        ===========        ==========

WEIGHTED AVERAGE NUMBER OF SHARES
  USED IN COMPUTATION                                  9,861,090         6,170,882          9,678,207         6,019,557
                                                     ===========        ==========        ===========        ==========


See notes to financial statements.

                          COLLEGELINK.COM INCORPORATED
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                  Six months ended
                                                                     December 31,
                                                            ----------------------------
                                                               1999               1998
                                                            ----------          --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                  (4,133,574)         (153,336)
   Adjustments to reconcile loss to net cash
   Deprec & Amort                                              357,413            52,976
   Decrease in provision for  doubtful accounts                     --           (20,000)
   Issuance of shares for services                             193,818             2,505
   Issuance of shares for benefit plan                           1,476                --
   Deferred rent credit                                         10,171                --
  Increase(decrease) to cash
   Accounts receivable                                          (1,967)           19,292
   Prepaid and other                                            (5,251)            6,793
   Other assets                                               (367,640)               --
   Accounts Payable                                            299,396            83,912
   Accrued Expenses                                             20,163               667
   Accrued Payroll                                             (64,320)           (9,410)
   Unearned revenue                                            (35,000)          (57,126)
                                                            ----------          --------

                  Net cash used                             (3,725,315)          (73,727)

CASH FLOWS FROM INVESTING ACTIVITIES
  Excess of ECI liabilities assumed over                      (994,085)               --
  Capitalized costs of raising capital                        (749,635)               --
  Advances to companies to be acquired                        (477,780)               --
  Purchase of furniture and equipment                         (327,782)         (204,918)
                                                            ----------          --------
                                                            (2,549,282)         (204,918)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of preferred shares                 5,434,980                --
  Proceeds from sale of common stock                                --           195,000
  Proceeds from notes payable - stockholders                        --            40,000
  Proceeds from long-term debt                                      --           200,000
  Net decrease in long-term debt                                    --            (1,799)
                                                            ----------          --------
                                                             5,434,980           433,201
                                                            ----------          --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                           (839,617)          154,556
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             1,371,000            46,362
                                                            ----------          --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     531,383           200,918
                                                            ==========          ========

SUPPLEMENTAL DISCLOSURES
  Noncash:
   Stock issued for purchase of ECI                          7,696,383                --
   Stock issued for services                                   195,294                --

                 COLLEGELINK.COM INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1. Reference is made to the financial statements included in the Company's Annual Report (Form 10-KSB) filed with the Securities and Exchange Commission for the year ended June 30, 1999.

         The financial statements for the periods ended December 31, 1999 and 1998 are unaudited and include all adjustments which, in the opinion of management, are necessary to a fair statement of die results of operations for the periods then ended. All such adjustments are of a normal recurring nature. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full fiscal year.


2.      COMMITMENTS AND CONTINGENCIES

         a. The Company entered into a lease agreement in September 1999, which expires on November 30, 2004. Rental expense for the entire five year period totals approximately $641,000. The Company has recorded a deferred rent credit of approximately $10,000 for the first month of ~e rent and will amortize the credit over the lease term.

         b.       The Company adopted a 401K plan in July 1999.

         c. The Company catered into agreements for directors and officers liability insurance.

3.       ACOUISFFION TRANSACTIONS

         a. On August 10, 1999, the Company acquired ECI, Inc. through n merger transaction. ECI is an innovator of electronic college applications and a supplier of products and services to college-bound students, their parents and colleges.

                  The acquisition was structured as a merger of ECI with and into the Company's wholly-owned subsidiary College.Link.com incorporated ("CollegeLink", subsequently renamed CollegeLink Corporation). As consideration for the merger, the Company issued 550,809 of its common shares, 234,771 of its Series B Convertible Preferred Stock and paid $,189 in cash. CollegeLink also assumed approximately $778,000 of ECI liabilities in connection with the merger and settled a claim against ECI in exchange for 108,196 shares of the Company's common stock and 45,000 share of the Company's Series B stock (see Pro forma in Form 10-KSB).

                  The financial statements of CollegeLink include the operations of ECI from August 10, 1999, tile date of its acquisition. The excess of the purchase price over designated assets has been temporarily classified as Goodwill (including Other Acquired Assets). CollegcLink intends to allocate these amounts to the specific assets acquired, such a~ software, customer lists, customer agreements or goodwill when evaluations of such assets become available. Such allocations will be made within one year of the dates of acquisitions. Pending such allocations, amortization has been computed assuming a ten-year life.

         b. The Company has entered into letters of intent to purchase two companies: Online Scouting Network, Inc, and Student Success, Inc. for a total of $9,350,000, payable in cash of $3,500,000 with the balance in common stock or preferred stock convertible into common stock. The acquisitions will be accounted for under the purchase method of accounting.

4.      EQUITY AND FINANCING

         a. In September 1999, the Company received $460,000 in exchange for 115,000 shares of 6% cumulative preferred stock designated as "Series A Convertible Preferred Stock" ("Preferred A") fi'om five accredited investors. Preferred A has a stated value of $4.00 per share, a par value orS.01 per share and dividends payable quarterly. Any holder of Preferred A may at any time convert stock into the common stock of the Company at a ratio of one share of common stock for each share of Preferred A. The Company may require conversion on or after the first anniversary of the initial purchase if the closing bid price for its common shares exceeds $6.00 for twenty consecutive trading days.

                  In the event of any voluntary or involuntary liquidation, dissolution, or winding up of the affairs of the Company, the holders of the issued and outstanding Preferred A are entitled to receive $4.00 for each share of Preferred A before any distribution of the assets of the Company shall be made to the holders of any capital stock,

         b. In September 1999, ~e Company received $4.000,000 in exchange for 1,000,000shares of 6% cumulative preferred stock designated as "Series C Convertible Preferred Stock" ("Preferred C") from PNC Bank Carp. Preferred C has a elated value of S4.00 per share, a par value of $0.01 per share and dividends payable quarterly.

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

In the event of any voluntary or involuntary liquidation, dissolution, or winding up of the affairs of the Company, the holders of the issued and outstanding Preferred C are entitled to receive $4.00 for each share of Preferred C, before any distribution of the assets office Company shall be made to the holders of any capital stock, except for holders of the Series A Preferred Stock.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

For the three month ended December 31, 1999, compared to the previous three months, revenues decreased about $25,000. In its primary line of business, the Company's revenues for application processing increased by approximately $100,000 compared to the previous quarter. No new sponsorships were recorded during this quarter, whereas there were $125,000 of sponsorship revenues in the first quarter. The decrease in sponsorship revenue exceeded the increase in application revenue.

Online training revenues decreased as the Company moved its focus away from that market and entered the college bound student marketplace. Web site hosting revenues decreased slightly, as the Company sold the final portion of its previous business as an internet service provider The transaction to transfer the remaining website hosting accounts closed on December 22, 1999. The Company realized a net gain of $185,000 on that sale.

The company's expenses increased significantly after the August 1999 merger with ECI, Inc. Payroll increased by one third as additional staff was hired. The Company invested $1.8 million in marketing and advertising in the second fiscal quarter. Amortization expense increased as the Company began amortizing the intangible assets associated with the merger with ECI Inc.

Comparisons of the three and six months ended December 31, 1999 with the three and six months ended December 31, 1998 do not provide meaningful information because the Company has changed the nature of its business. The Company's online training revenue was greater in 1999 than in 1998 because most of the company's development efforts for that service occurred during 1998. Web site hosting revenues decreased slightly with the because of the sale of the web site hosting service in December 1999. Expenses for 1998 were considerably less because there were fewer personnel employed and because of the large difference in marketing and amortization expense subsequent to the ECI merger.

The Company conducted its Annual Meeting of Shareholders on November 11, 1999.

                            PART II OTHER INFORMATION

ITEM 1.   Legal Proceedings

Neither the Registrant nor any of its affiliates are a party, nor is any of their property subject, to material pending legal proceedings or material proceedings known to be contemplated by governmental authorities.

ITEM 2.   Changes in Securities

On October 26, 1999, the Company sold 250,000 shares of Series A Convertible Preferred Stock for an aggregate consideration of $1,000,000. Each share of Series A Convertible Preferred Stock is convertible at the option of the holder into one share of Common Stock. The conversion ratio will be adjusted to account for any stock dividend, stock split, combination of shares, reclassification or similar event with respect to the Common Stock). In addition, the Company may require mandatory conversion of all, but not less than all, of the shares of Series A Preferred Stock on or after after April 2, 2000 provided that: (a) the average closing bid price of the Common Stock on the Over-the-Counter Bulletin Board or the Nasdaq Stock Exchange or other principal market, as applicable, for the 20 consecutive trading days immediately preceding the date of the required conversion has exceeded $6.00 per share, or (b) the Company is reorganized in a transaction involving the exchange of our Common Shares for shares of a publicly traded U.S.

corporation.

On October 28, 1999, the Company issued 1,500 shares of its Common Stock in exchange for investor relation services.

On November 17, 1999, the Company issued 28,000 shares of its Common Stock in exchange for consulting services.

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

ITEM 3.   Defaults Upon Senior Securities

None

ITEM 4.   Submission of Matters to a Vote of Security Holders

On November 11, 1999, the Company conducted its Annual Meeting of Shareholders. The following items were submitted to shareholders for vote. All matters were voted affirmatively as follows:

The shareholders voted to elect four Directors. The Directors elected were Richard A. Fisher, Kevin J. High, Jai N. Gupta, and Mark Rogers.

The shareholders voted to adopt a 1999 Stock Option Plan.

The shareholders voted to adopt a proposed Plan of Reincorporation which (a) changed the Company's name from Cytation.com Incorporated to CollegeLink.com Incorporated; (b) changed the Company's state of incorporation from New York to Delaware; and (c) classified the Board of Directors.

ITEM 5.   Other Information

None.

ITEM 6.   Exhibits and Reports on Form 8-K

          a.   Exhibits

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------


        b. Reports on Form 8-K

        None

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                             COLLEGELINK.COM INCORPORATED

                                             By: /s/ Edward F. Hayes
                                                 -------------------------------
                                                 Edward F. Hayes
DATE: February 14, 1999                          Vice President Finance and
                                                 Treasurer (Principal Financial
                                                 And Accounting officer)