Form 10QSB
period 2000-03-31
COLLEGELINK COM INCORP
filed 2000-05-10
CIK 95047

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2000

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

Common Stock, $.001 Par Value - 14,376,239 shares as of March 31, 2000.


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

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                          COLLEGELINK.COM INCORPORATED
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS

                                                                                   March 31,          June 30,
                                                                                 ------------       ------------
                                                                                     2000               1999
                                                                                 ------------       ------------
CURRENT ASSETS:

 Cash and cash equivalents                                                       $  4,101,822       $  1,371,000
 Accounts receivable, net of allowance for doubtful accounts                          374,422            100,163
 Prepaid expenses and other assets                                                    195,939             85,349
                                                                                 ------------       ------------
        TOTAL CURRENT ASSETS                                                        4,672,183          1,556,512


FURNITURE AND EQUIPMENT, net of accumulated depreciation                              668,456            250,484
GOODWILL, include other acquired assets net of amortization                        17,518,056                 --
CAPITALIZED COSTS OF SOFTWARE                                                         415,935                 --
OTHER ASSETS                                                                          108,973                 --
                                                                                 ------------       ------------

                                                                                 $ 23,383,603       $  1,806,996
                                                                                 ============       ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
 Accounts payable                                                                $    477,307       $    278,372
 Accrued payroll                                                                       31,748             84,725
 Accrued expenses                                                                          --             32,247
 Unearned revenue                                                                     268,544             35,000
                                                                                 ------------       ------------
              TOTAL CURRENT LIABILITIES                                               777,599            430,344

STOCKHOLDERS' EQUITY :

 Series A Convertible Preferred Stock, $4.00 stated value, $.01 par value,
  authorized 2,500,000 shares, issued and outstanding 1,140,000 shares and          4,584,980          3,100,000
  775,000 shares, respectively

 Series B Convertible Preferred Stock, $7.625 stated value, $.01 par value,
  authorized 300,000 shares, issued and outstanding 279,771 shares                  4,175,000                 --
 Series C Convertible Preferred Stock, $4.00 stated value, $.01 par value,
  authorized 1,000,000 shares, issued and outstanding 1,000,000 shares              4,000,000                 --
 Common stock, $.001 par value, authorized 100,000,000 shares,
  issued and outstanding 14,376,239 and 9,152,211 shares, respectively                 14,376              9,152
 Deferred compensation                                                               (142,500)
 Additional paid-in capital                                                        19,928,818          2,459,718
 Accumulated deficit                                                               (9,954,670)        (4,192,218)
                                                                                 ------------       ------------
         TOTAL STOCKHOLDERS' EQUITY                                                22,606,004          1,376,652
                                                                                 ------------       ------------

                                                                                 $ 23,383,603       $  1,806,996
                                                                                 ============       ============




                          COLLEGELINK.COM INCORPORATED
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         Three Months Ended                     Nine Months Ended
                                                              March 31,                             March 31,
                                                   -------------------------------       -------------------------------
                                                       2000               1999               2000               1999
                                                   ------------       ------------       ------------       ------------
NET REVENUES:
  Online related revenues                          $     90,182            139,521       $    537,913            438,226
  Offline related revenues                              419,656                               419,656                 --
                                                   ------------       ------------       ------------       ------------
                                                        509,838            139,521            957,569            438,226
                                                   ------------       ------------       ------------       ------------

EXPENSES:
  Cost of sales                                         170,261                               170,261                 --
  Payroll, payroll taxes and related benefits           910,872            237,264          2,385,250            446,826
  Depreciation and amortization                         338,712             25,168            696,125             78,144
  Marketing and advertising                              96,002                             1,939,893             15,667
  Other general and administrative expenses             855,689            210,539          1,975,134            384,375
                                                   ------------       ------------       ------------       ------------
                                                      2,371,536            472,971          7,166,663            925,012
                                                   ------------       ------------       ------------       ------------

(LOSS) FROM OPERATIONS                               (1,861,698)          (333,450)        (6,209,094)          (486,786)

GAIN ON SALE OF BUSINESS UNITS                          178,000                 --            363,716                 --

INTEREST INCOME                                          54,822                                82,926
                                                   ------------       ------------       ------------       ------------

NET LOSS                                           $ (1,628,876)          (333,450)      $ (5,762,452)          (486,786)
                                                   ============       ============       ============       ============

NET LOSS PER SHARE                                 $      (0.13)      $      (0.04)      $      (0.55)      $      (0.11)
                                                   ============       ============       ============       ============

WEIGHTED AVERAGE NUMBER OF SHARES
  USED IN COMPUTATION                                12,118,665          8,085,099         10,491,693          4,600,196
                                                   ============       ============       ============       ============

                          COLLEGELINK.COM INCORPORATED
                                AND SUBSIDIARIES
       STATEMENT OF CHANGES IN CONSOLIDATED STOCKHOLDERS' EQUITY (DEFICIT)
                                   (UNAUDITED)


                                   Preferred Stock                   Common Stock
                             ----------------------------    -----------------------------
                                Shares          Amount          Shares           Amount
                             ------------    ------------    ------------     ------------
Balance - June 30, 1999           775,000       3,100,000       9,152,211            9,152

    Preferred issued-
    Series A                      365,000       1,484,980              --               --

    Effect of merger
    transaction-
    Preferred Series B            279,771       4,175,000         659,005              659

    Issuance  of shares
    for services                       --              --         134,336              134

    Preferred issued-
    Series C                    1,000,000       4,000,000

    Issuance of shares as
    per benefit plan                   --              --             288               --

    Shares issued in
    public offering less
    expenses                                                    2,530,000            2,530

    Acquisition shares
    for Student Success,
    Inc.                                                        1,625,000            1,625

    Share adjustment                                               50,399               50

    Shares issued for
    technology license                                            225,000              225

    Net loss for the
    period                             --              --              --               --
                             ------------    ------------    ------------     ------------

Balance - March 31, 2000        2,419,771    $ 12,759,980      14,376,239     $     14,376
                             ============    ============    ============     ============

                                                                                    Total
                                               Additional                       Stockholders'
                                Deferred         Paid-In                           Equity
                             Compensation        Capital         (Deficit)        (Deficit)
                             ------------     ------------     ------------     ------------
Balance - June 30, 1999                          2,459,718       (4,192,218)       1,376,652

    Preferred issued-
    Series A                                            --               --        1,484,980

    Effect of merger
    transaction-
    Preferred Series B                           3,395,688               --        7,571,347

    Issuance  of shares
    for services                 (142,500)         335,582               --          193,216

    Preferred issued-
    Series C                                            --               --        4,000,000

    Issuance of shares as
    per benefit plan                                 1,476               --            1,476

    Shares issued in
    public offering less
    expenses                                     5,687,437                         5,689,967

    Acquisition shares
    for Student Success,
    Incorporated                                 7,655,442                         7,657,067

    Share adjustment                                   (50)                                0

    Shares issued for
    technology license                             393,525                           393,750

    Net loss for the
    period                                              --       (5,762,452)      (5,762,452)
                             ------------     ------------     ------------     ------------

Balance - March 31, 2000     $   (142,500)    $ 19,928,818     $ (9,954,670)    $ 22,606,004
                             ============     ============     ============     ============

                          COLLEGELINK.COM INCORPORATED
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                            Nine months ended
                                                                                March 31,
                                                                       ---------------------------
                                                                          2000            1999
                                                                       -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                           (5,762,452)       (486,786)
         Adjustments to reconcile net loss to cash
             used by operating activities
         Depreciation and amortization                                     696,125          78,144
         Issuance of shares for services                                   193,216           2,505
         Issuance of shares for benefit plan                                 1,476
         Loss on sale of fixed asset                                                         1,231

     Increase (decrease) to cash
         Accounts receivable                                              (274,259)        (35,104)
         Prepaid and other                                                (110,590)         (5,322)
         Other assets                                                     (108,973)
         Accounts payable                                                  198,935          34,967
         Accrued expenses                                                  (32,247)        (45,943)
         Accrued payroll                                                   (52,997)        (40,888)
         Unearned revenue                                                  233,544         (57,126)
                                                                       -----------     -----------

                              Net cash used in operating activities     (5,018,222)       (554,322)

CASH FLOWS FROM INVESTING ACTIVITIES
     Acquisition of goodwill                                            (4,484,956)
     Acquisition of software                                              (415,935)
     Proceeds from sale of fixed asset                                                       9,600
     Purchase of furniture and equipment                                  (492,972)       (214,921)
                                                                       -----------     -----------
                              Net cash used in investing activities     (5,393,863)       (205,321)

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of preferred shares                          5,484,980
     Sale of common stock                                                7,657,927         195,000
     Net proceeds from notes payable                                                       370,000
     Net proceeds from long term debt                                                      200,000
     Net decrease in long term debt                                             --         (11,049)
                                                                       -----------     -----------
                              Net cash from financing activities        13,142,907         753,951
                                                                       -----------     -----------

NET INCREASE (DECREASE) IN CASH AND
                 CASH EQUIVALENTS                                        2,730,822          (5,692)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         1,371,000          46,362
                                                                       -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                               4,101,822          40,670
                                                                       ===========     ===========

SUPPLEMENTAL DISCLOSURES
     Cash Paid for:                                                             --
         Interest                                                               --           9,636
         Taxes

     Noncash:

         Stock issued for purchase of businesses                        13,655,100
         Stock issued for services                                         194,692           2,505

                  COLLEGELINK.COM INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1. Reference is made to the financial statements included in the Company's Annual Report (Form 10-KSB) filed with the Securities and Exchange Commission for the year ended June 30, 1999.

The financial statements for the periods ended March 31, 2000 and 1999 are unaudited and include all adjustments which, in the opinion of management, are necessary to a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full fiscal year.

2.       ACQUISITION TRANSACTIONS

         a. On February 17, 2000, CollegeLink.com Incorporated ("the Company") acquired Student Success, Inc. ("Student Success"). The acquisition was structured as a merger of Student Success into CollegeLink Corporation, a wholly-owned subsidiary of the Company (the "CollegeLink Sub"). As consideration for the acquisition, Student Success stockholders received $400,000 in advance of the closing, and at the closing each share of Student Success common stock was converted into (a) $2,200 in cash and (b) 1,625 shares of the Company's Common Stock, plus cash for any fraction of a share remaining after conversion. In the aggregate, the stockholders of Student Success received 1,625,000 shares of the Company's Common Stock and $2,600,000 in cash. The Company also assumed approximately $200,000 of Student Success' liabilities in connection with the merger.

            Two principal stockholders of Student Success have become officers of the Company and the CollegeLink Sub. Patrick O'Brien, former President of Student Success, has become Chief Executive Officer of both the Company and the CollegeLink Sub. Bradford J. Baker, former Chief Operating Officer of Student Success, has become President of both the Company and the CollegeLink Sub. Messrs. O'Brien and Baker each entered into employment agreements with the Company and each received options to purchase up to 200,000 shares of the Company's Common Stock, subject to certain vesting requirements.

            The financial statements of the Company include the operations of Student Success from February 17, 2000, the date of its acquisition. The excess of the purchase price over designated assets has been temporarily classified as Goodwill (including Other Acquired Assets). The Company intends to allocate these amounts to the specific assets acquired when evaluations of such assets become available. Such allocations will be made within one year of the date of acquisition. Pending such allocations, amortization has been computed assuming a ten-year life.

         b. On March 20, 2000, the Company entered into a license agreement with Online Scouting Network, Inc. ("OSN"). The license grants the Company a non-exclusive right to use substantially all of OSN's intellectual property assets, including OSN's databases of student athletes and registered college coaches and OSN's proprietary software. As consideration for the license, the Company paid OSN $260,000 in cash and issued 225,000 shares of restricted common stock of the Company. The Company and OSN terminated negotiations with respect to an acquisition of OSN by the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CollegeLink.com Incorporated ("the Company") completed the merger of Student Success, Inc. ("Student Success") into CollegeLink Corporation, a wholly-owned subsidiary corporation on February 17, 2000. The merger was disclosed in a Form 8-K filed by the Company on March 3, 2000.

Student Success is a leading provider of onsite high school and college preparatory programs for students and their families under its Making College Count and Making High School Count trademarks. Through this channel, the Company intends to continue to expand its presence and awareness of its services with high school students. Student Success presented its seminars to more than 225,000 students at about 900 high schools and colleges nationwide last year. These programs were sponsored by eight major consumer products companies.

The merger was accomplished using the Purchase Method of acquisition accounting. This method allows recognition of the purchased company's operations only from the date of the merger. Because the Company closed the acquisition of Student Success on February 17, 2000, Student Success' financial results prior to February 17, 2000 have been omitted from the Financial Statements set forth in
Part I Item 1. Consequently, management believes that a comparison of these statements to the financial statements for the prior year is not informative. Therefore, such comparison has not been provided. Rather, management has provided below a Pro Forma Income Statement, which it believes provides more meaningful period-over-period comparisons of the operations of the Company and Student Success as though they had been combined for the periods indicated.

                  COLLEGELINK.COM INCORPORATED AND SUBSIDIARIES
                        PRO-FORMA STATEMENT OF OPERATIONS

                                   (Unaudited)

    The following proforma Statement of Operations for the nine months ended March 31, 2000 of CollegeLink.com Incorporated and Student Success, Inc. is
 based on historical financial data of CollegeLink.com Incorporated and Student
             Success, Inc. giving effect to the merger transaction

                                                                      Student         Pro-Forma
                                                   CollegeLink        Success        CollegeLink
                                                Nine Months Ended     07/01/99     Nine Months Ended
                                                     March 31,         through         March 31,
                                                       2000           02/17/00           2000
                                                   ------------     ------------     ------------

GROSS REVENUES                                     $    957,570     $    937,006     $  1,894,576
  Cost of Sales                                         170,261          861,661        1,031,922
                                                   ------------     ------------     ------------

GROSS PROFIT                                            787,309           75,345          862,654

EXPENSES:
  Payroll, payroll taxes and related benefits         2,385,250                         2,385,250
  Marketing/selling expense                           1,939,893          167,577        2,107,470
  Depreciation and amortization                         696,125                           696,125
  Professional fees                                     645,310                           645,310
  Other general and administrative expenses           1,329,524          210,983        1,540,507

                                                   ------------     ------------     ------------
                                                      6,996,102          378,560        7,374,661
                                                   ------------     ------------     ------------

(LOSS) FROM OPERATIONS                               (6,208,793)        (303,215)      (6,512,008)

GAIN ON SALE OF BUSINESS UNITS                          363,716                           363,716

INTEREST INCOME (EXPENSE)                                82,628             (589)          82,039
                                                   ------------     ------------     ------------

NET LOSS                                           $ (5,762,449)    $   (303,804)    $ (6,066,253)
                                                   ============     ============     ============


NET LOSS PER SHARE                                 $      (0.57)    $      (0.19)    $      (0.52)
                                                   ============     ============     ============

WEIGHTED AVERAGE NUMBER OF SHARES
  USED IN COMPUTATION                                10,139,225        1,625,000       11,764,225
                                                   ============     ============     ============

                                                                       Student          Pro-Forma
                                                   CollegeLink         Success         CollegeLink
                                                Three Months Ended     01/01/00     Three Months Ended
                                                     March 31,          through          March 31,
                                                       2000            02/17/00            2000
                                                   ------------      ------------      ------------

GROSS REVENUES                                     $    509,839      $    339,006      $    848,845
  Cost of Sales                                         170,261           161,661           331,922
                                                   ------------      ------------      ------------

GROSS PROFIT                                            339,578           177,345           516,923

EXPENSES:
  Payroll, payroll taxes and related benefits           910,872                             910,872
  Marketing/selling expense                              96,002            91,577           187,579
  Depreciation and amortization                         338,712                             338,712
  Professional fees                                     160,723                             160,723
  Other general and administrative expenses             694,966           127,433           822,399

                                                   ------------      ------------      ------------
                                                      2,201,275           219,010         2,420,285
                                                   ------------      ------------      ------------

(LOSS) FROM OPERATIONS                               (1,861,697)          (41,665)       (1,903,362)

GAIN ON SALE OF BUSINESS UNITS                          178,000                             178,000

INTEREST INCOME (EXPENSE)                                54,822              (589)           54,233
                                                   ------------      ------------      ------------

NET LOSS                                           $ (1,628,875)     $    (42,254)     $ (1,671,129)
                                                   ============      ============      ============


NET LOSS PER SHARE                                 $      (0.14)     $      (0.03)     $      (0.12)
                                                   ============      ============      ============

WEIGHTED AVERAGE NUMBER OF SHARES
  USED IN COMPUTATION                                11,937,723         1,625,000        13,562,723
                                                   ============      ============      ============

                            PART II OTHER INFORMATION

ITEM 1.  Legal Proceedings

Neither the Registrant nor any of its affiliates are a party, nor is any of their property subject, to material pending legal proceedings or material proceedings known to be contemplated by governmental authorities.

ITEM 2.  Changes in Securities

On January 25, 2000, the Company issued 2,200,000 shares in a secondary offering of its common stock to the public. These shares are registered and are freely trading securities.

On February 28, 2000, the Company issued 330,000 shares of Common Stock as the Underwriters' overallotment pursuant to the secondary offering. These shares are registered and are freely trading securities.

On March 15, 2000, the Company issued 20,000 shares of its Common Stock in exchange for marketing services.

On March 20, 2000, the Company issued 1,625,000 shares of its Common Stock in connection with the February 17, 2000 merger of Student Success into the Company.

On March 20, 2000 the Company issued 50,000 shares of its Common Stock pursuant to an employment agreement.

The March issuances of common stock were made in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933 relating to sales by an issuer not involving any public offering. None of the March transactions involved a distribution or public offering. No underwriters were engaged in connection with the March issuances of securities, and no underwriting discounts or commissions were paid.

ITEM 3.  Defaults Upon Senior Securities

None

ITEM 4.  Submission of Matters to a Vote of Security Holders

None.

ITEM 5.  Other Information

None.


ITEM 6.  Exhibits and Reports on Form 8-K

         a.       Exhibits

         EXHIBIT
         NUMBER                   DESCRIPTION
         -------                  -----------
 X         2.1     Articles of Merger Merging Student Success, Inc. into
                   CollegeLink Corporation, dated February 17, 2000;

 X         2.2     Certificate of Merger Merging Student Success, Inc. with
                   and into CollegeLink Corporation, dated February 17, 2000;

(1)        2.3     Agreement and Plan of Merger dated as of October 20, 1999
                   by and among Cytation.com Incorporated, CollegeLink.com
                   Incorporated, Student Success, Inc., Bradford J. Baker,
                   Patrick S. O'Brien and the Patrick S. O'Brien Stock Trust.

 X         2.4     First Amendment to Agreement and Plan of Merger dated
                   February 15, 2000 by and among CollegeLink.com Incorporated,
                   CollegeLink Corporation, Student Success, Inc., Bradford J.
                   Baker, Patrick S. O'Brien and the Patrick S. O'Brien Stock
                   Trust.

 X         10.1    Amended and Restated Noncompetition and Employment
                   Agreement dated February 15, 2000, by and between
                   CollegeLink.com Incorporated and Patrick S. O'Brien.

 X         10.2    1999 Stock Option Plan Stock Option Agreement dated
                   February 10, 2000, by and between CollegeLink.com
                   Incorporated and Patrick S. O'Brien.

 X         10.3    Amended and Restated Noncompetition and Employment
                   Agreement dated February 15, 2000, by and between
                   CollegeLink.com Incorporated and Bradford J. Baker.

 X         10.4    1999 Stock Option Plan Stock Option Agreement dated
                   February 10, 2000, by and between CollegeLink.com
                   Incorporated and Bradford J. Baker.

 #         27      Financial Data Schedule

------------------

 x   Incorporated by reference to the Company's Form 8-K filed March 3, 2000

(1) Incorporated by reference to Exhibit No. 10.17 of the Registrant's Amendment No. 2 to Form S-1, Registration Statement, filed November 26, 1999.

 #   Filed herewith.


         b.       Reports on Form 8-K

                  (i)      Form 8-K, Current Report of Events filed March 3,
                           2000
                  (ii)     Form 8-K, Current Report of Events filed April 5,
                           2000

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                             COLLEGELINK.COM INCORPORATED

                                             By: /s/ Richard A Fisher
                                                -------------------------------
                                                 Richard A. Fisher
DATE: May 9, 2000                                Chairman