Form 10KSB
period 2000-06-30
COLLEGELINK COM INCORP
filed 2000-09-27
CIK 95047

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required). For the fiscal year ended JUNE 30, 2000
                                       or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required). For the transition period from ________________ to ________________

                          COLLEGELINK.COM INCORPORATED
             (Exact Name of Registrant as Specified in its Charter)

                                    DELAWARE
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate approximate market value of the Registrant's common stock, par value $.001 per share, held by non-affiliates of the Registrant, based upon the closing Price of $.563 on September 22, 2000, as reported by the American Stock Exchange, was approximately $5,857,292. For purposes of this disclosure, shares of Common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

The number of shares of Registrant's common stock, par value $.001 per share, outstanding at September 23, 2000 was 14,396,948.

Documents Incorporated By Reference


     Form 8K, Current Report of Events, filed on March 3, 2000
     Form 8K, Current Report of Events, filed on April 5, 2000

                          COLLEGELINK.COM INCORPORATED

                                   FORM 10-KSB
                         FISCAL YEAR ENDED JUNE 30, 2000


This Annual Report on Form 10-KSB contains forward-looking statements with respect to CollegeLink.com Incorporated ("CollegeLink.com" or the "Company") that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements due to a number of factors, including those described herein and the documents incorporated herein by reference, and those factors described in Part II, Item 7 under "Factors that May Affect Future Results of Operations."

SPECIAL CONSIDERATIONS

We have experienced a sharp decline in our stock price and market value in 2000. Cash available at September 25, 2000 is able to support our operations at present levels only through November 2000. We are seeking a buyer for the Company or may seek to sell one of the Company's business segments. In addition, certain members of the Company's management have resigned and are now consultants to the Company. In Part II, Item 7 under "Factors that May Affect Future Results of Operations," we have described several matters which we believe are significant and which you should consider very carefully before you decide to invest in our common stock.

PART I

Item 1. Business

OUR COMPANY

CollegeLink was incorporated in November 1999 as the successor to Cytation.com Incorporated ("Cytation"). The predecessor of Cytation was incorporated and commenced business operations in 1996. Cytation merged into the Company in November 1999 through a migratory merger under Delaware law.

Together with our predecessors, we made two significant acquisitions in fiscal year 2000 that changed substantially the scope our business operations. In August 1999, we acquired ECI, Inc. ("ECI") through a merger into a subsidiary corporation. ECI, which conducted business as CollegeLink, was an e-commerce company that supplied products and services to college-bound students, their parents and colleges. In February 2000, we acquired Student Success, Inc. ("Student Success") through a merger into a subsidiary corporation. Student Success was a leading provider of onsite high school and college preparatory programs for students and their families under its Making College Count(R) and Making High School Count(TM) trademarks.

We sold our online Web hosting business, our online enterprise-wide training management operating system and business known as "RollCall" and an interest in our developmental online conferencing technology known as "LearningEvent.net" in fiscal year 2000.

As a result of these acquisitions and sales, we are now dedicated to serving as a comprehensive high school and college resource. We provide a broad range of offline and online services directed at high school students and their parents, high school guidance counselors, college admissions officers and corporations which target the teen marketplace.

We offer three success-based, in school presentation programs to high schools:
"Making College Count(R)", "Making High School Count(TM)", and "Making Your College Search Count(TM)." In addition, we offer an orientation program to college freshman. These programs are sponsored by corporations seeking to reach this demographic group and are offered free to high schools and students.

We are expanding our programs. This forthcoming academic year (2000-2001), we expect to be at nearly 5,000 high schools nationwide delivering our presentations to at least 2,000,000 students during curriculum time. We are not aware of any other organization that has this reach in this market. Our student and guidance counselor audiences have indicated a very positive response to our programs.

We provide college bound students and their families with a range of online solutions to the challenges of the college admission process, from college search and selection to submission of college, financial aid, and scholarship applications. We have developed a website which provides a college application, financial aid and scholarship service. Students are offered scholarship and sweepstake incentive opportunities. We also continuously obtain demographic and other information which can be used by students, their families, colleges and service providers to assist in the college admissions process and enhance the entire college experience.

More than 900 colleges and universities accept CollegeLink-processed applications, and we are currently offering colleges and universities marketing programs to assist them in recruiting students, both generally and specifically with respect to targeted groups. We also intend to sell student data derived from both our online and offline programs to this market.

We derive or expect to derive revenue from corporate sponsorships for our "Making It Count" in-school presentation programs; marketing programs sold to colleges and universities; data collected offline and online sold to colleges and universities as well as corporations seeking to reach this market; and electronically processed (EDI) applications for admission to colleges and universities.

Our executive office is at 55 Hammarlund Way, Middletown, Rhode Island, 02842, tel (401) 845-8800; fax 401-845-8821; www.collegelink.com,
www.makingitcount.com. The Company also maintains an office in Cincinnati, Ohio, from which all Making It Count programs are operated and administered.

OUR MARKET

There are about 13.8 million high school students in the United States. According to the National Center for Education Statistics, this number will increase to more than 15.5 million over the next five years. Each year about 3.2 million applicants submit more than seven million applications for undergraduate admission to nearly 3,400 U.S. colleges and universities. About 50% of these students apply for some form of financial aid. According to the Department of Education, it is expected that the total number of college bound students will continue to increase each year for the foreseeable future. Based on industry statistics, we believe colleges and universities spend about $3 billion annually to recruit and enroll students.

We believe our marketing programs and the data we collect from students at our "Making It Count" presentation programs and through our web sites are of substantial commercial interest to colleges and universities. Industry statistics also indicate that teens spend in excess of $150 billion annually on discretionary purchases. We also believe that this spending power and the fact that buying habits are established during these years make our presentation programs of substantial commercial interest to our corporate sponsors.

OUR STRATEGY

Our strategy is to leverage our face-to-face exposure to teens and their parents as well as our relationships with guidance counselors and college admissions professionals established one-on-one over the years to become the leading offline and online resource for student success. We intend to drive traffic from the classroom to our websites where we offer a broad range of targeted success-based content and services. We plan to build our brand and to reach an increasing number of high school students. We plan to continue to add high schools, colleges and universities through on-campus direct sales calls by sales personnel, corporate sponsorships, direct mailings, targeted periodical advertising, online and broadcast advertising, partnerships and various promotional campaigns. We intend to build upon our established brands and relationships to establish CollegeLink.com and MakingItCount.com as leading Internet hubs focused on teen success, the college admissions cycle and alternative career paths.

OUR RELATIONSHIPS

We have entered into agreements with high schools throughout the United States to offer our in-school presentation programs. We have also developed relationships with more than 900 colleges and universities to accept applications in their respective formats through our proprietary CollegeLink(R) "one-to-many" college application software. We have an agreement with PNC Bank, N.A., one of the largest student loan providers in the United States, to provide certain financial products and services to college bound students and their families through our CollegeLink.com Internet hub. PNC Investment Corp., an affiliate of PNC Bank, has made a $4,000,000 investment in our company. We have an agreement with U.S. News & World Report pursuant to which we are its exclusive provider of online application services. We are continually seeking appropriate relationships to expand our service and product offerings.

MARKETING AND SALES

Marketing. Our marketing plan is to leverage our relationships with thousands of high schools and nearly 1,000 colleges and universities to develop the premier in-school resource and Internet hub for the success oriented teen market. We are a company built on relationships requiring years to develop through one-on-one presentations -- not a technology company in search of relationships. As such, we believe we are positioned to capitalize on the benefits of the Internet in very real ways.

To serve our academic and corporate customers, we plan to continue to develop both our in-school and online business segments, finding synergies where they exist and leveraging each for the benefit of the other. We view our online initiatives -- principally the collection and sale of data -- as the most scaleable component of our business. However, we expect that our in-school programs will operate profitably on a standalone basis and, in contrast to many online enterprises which must rely on paid marketing and advertising programs, will drive traffic to our web sites to enhance our online programs.

Sales. The sale of corporate sponsorships for our "Making It Count" presentation programs are direct utilizing experienced account executive employees. Commitments from high schools for in-school presentation programs are arranged by telephone from our Cincinnati office. Sales of marketing programs to colleges as well as adding colleges and universities to our basic membership program are also direct, utilizing a younger group of account executives to visit campuses in assigned regions. Data sales will be through strategic partners, which specialize in academic and corporate markets.

CUSTOMERS

Although we have numerous customers which include large corporations, colleges and universities, in fiscal year 2000 Procter & Gamble accounted for approximately 27% of the Company's total revenue and approximately 33% of the revenue from the Making It Count programs (after the acquisition of Student Success in February 2000).

COMPETITION

The market in which we operate is very competitive. We face direct competition for our college application service from a number of sources, the most significant of which are Apply!, Embark.com, CollegeNet, CollegeQuest and XAP. Apply!, owned by The Princeton Review, provides a CD-based college application product to students, primarily through a high school distribution scheme. Embark.com, CollegeNet, CollegeQuest and XAP are companies which allow students to complete and submit college applications electronically. Our CollegeLink(R) service also faces competition from traditional print media companies such as The Princeton Review, Petersons, a subsidiary of Thomson Corporation, and Kaplan Educational Centers, which provide offline information and resources such as self-help guides on college admission and selection, and from software companies already providing packaged software to educational institutions and professionals. Some of these companies have already moved to provide these resources on the Internet. We also face competition from educational not-for-profit and membership organizations such as ACT and The College Board(R) which already provide significant online information and other resources to students. The College Board(R) has announced plans to provide a broad range of college admissions, test preparation and related services on the Internet and has advised us that it does not intend to renew its business relationship with us.

Our in school presentation programs face competition from a variety of sources including other providers of self-help and educational programs such as Kaplan, Barrons, Princeton Review, Houghton Mifflin and Learning Forum. While we have relationships with more than 900 colleges and universities and will have significant exposure to large numbers of high school students and their families through our success-based in school presentation programs, we expect that these factors will not prevent additional competitors from entering the markets in which we operate with competing products and services. There are numerous websites available which offer resources to the high school and college-bound student market. Our current or future competitors may have greater resources, including contacts in the educational industry, than we currently have at our disposal. Our competitors may be more able to react more quickly to changes in technology in our industry and/or to expend greater time and funds than we can to develop and promote their products or services. Increased competition could result in pricing pressures, reduced margins or the failure of our products and services to achieve or maintain market acceptance.

EMPLOYEES.

As of September 14, 2000, we employed 64 persons full-time. None of our employees is represented by a union and we have never experienced a work stoppage. We consider our relations with our employees to be good.

Item 2. Properties

Our headquarters is located in Middletown, Rhode Island, where we occupy 11,500 square feet pursuant to a lease that expires in November 2004. We also lease 3,200 square feet pursuant to a lease that expires in September 2001. No rent is payable under this lease after September 2000. The Company also leases 3,100 square feet in Cincinnati, Ohio, from which it operates and administers all of its Making It Count programs. The Company believes that these existing facilities are adequate to meet its current foreseeable requirements or that suitable additional or substitute space will be available on commercially reasonable terms.

Item 3. Legal Proceedings

There are no pending claims against us regarding infringement of any patents or other intellectual property rights of others. We are not a party to any material pending legal proceedings, other than ordinary routine litigation incidental to our business.

Item 4. Submission of matters to a vote of security holders

None.


PART II

Item 5. Market for the registrant's common equity and related shareholder matters

Our common stock was traded publicly on the Over The Counter Bulletin Board from March 18, 1999 until January 24, 2000, when it began trading on the American Stock Exchange. Our common stock traded under the symbol "CYTA" between March 18, 1999 and November 25, 1999, when its symbol changed to "CLNK." Upon listing on the American Stock Exchange, the Company's trading symbol changed to "APS". The following table sets forth, for the periods indicated, the high and low sale prices for the common stock.

     Fiscal 2000                                   HIGH                  LOW
                                                   ----                  ---
       First Quarter ended September 30, 1999     $ 6.75                $4.38
       Second Quarter ended December 31, 1999     $12.50                $5.00
       Third Quarter ended March 31, 2000         $ 7.63                $4.63
       Fourth Quarter ended June 30, 2000         $ 2.13                $ .75

At September 15, 2000, the Company had 1,405 holders of record of its common stock. Some shares are held by various investment and other firms in street name. The Company estimates the number of beneficial owners of the Company's common stock at June 27, 2000 to be 1,726.

The market price of the Company's common stock has been volatile and has declined substantially during the year. For a discussion of the factors affecting the Company's stock price, see "Factors that may affect future results of operations -- possible volatility of stock price."

The Company has not paid cash dividends on its common shares or other securities. The Company did not pay the dividend to the holders of its Series A and Series C Convertible Preferred Stock for the quarter ending June 30,
2000. The Company currently anticipates that it will retain all of its future earnings for use in the operation of its business and does not anticipate paying any cash dividends on its common shares in the foreseeable future.

Item 6. Management's Discussion and Analysis or Plan of Operation

The following information should be read in conjunction with the historical financial information and the notes thereto included in Items 6 and 8 of this 10-KSB.

This Management's Discussion and Analysis section and other parts of this Annual Report on Form 10-KSB contain forward-looking statements within the meaning of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below and in "Business." The forward-looking statements contained herein are made as of the date hereof, and we assume no obligation to update such forward-looking statements or to update reasons actual results could differ materially from those anticipated in such forward-looking statements.

RESULTS OF OPERATIONS

                                 BALANCE SHEETS
--------------------------------------------------------------------------------

                   For the Years Ended June 30, 2000 and 1999

                                                  June 30, 2000    June 30, 1999
                                                  -------------    -------------
CURRENT ASSETS
  Cash and cash equivalents                        $ 2,236,430      $ 1,371,100
  Accounts receivable, net of
    allowance for doubtful accounts of                                  100,163
    $ -0- and $10,000, respectively.                   422,005               --
  Notes receivable, stockholders,
    current portion                                     60,000               --
  Note receivable, other                                89,170               --
  Prepaid expenses and other                           158,490           85,249
                                                   -----------      -----------

CURRENT ASSETS                                       2,966,095        1,556,512
                                                   -----------      -----------

PROPERTY AND EQUIPMENT, Net                            759,829          250,484
                                                   -----------      -----------

OTHER ASSETS
  Notes receivable, stockholders,
    less current portion                               120,000               --
  Goodwill, net                                     16,266,737               --
  Other intangible, net                                943,126               --
  Website development costs                            378,350               --
                                                   -----------      -----------
      Total Other Assets                            17,708,213               --
                                                   -----------      -----------
         TOTAL ASSETS                              $21,434,137      $ 1,806,996
                                                   ===========      ===========
CURRENT LIABILITIES
  ACCOUNTS PAYABLE AND ACCRUED EXPENSES            $   698,005      $   395,344
  Prepaid program fee                                  145,000               --
  Unearned revenue, current portion                     60,883           35,000
                                                   -----------      -----------
           TOTAL LIABILITIES                           903,888          430,344
                                                   -----------      -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Series A convertible preferred stock,
    $4.00 stated  value, $0.01 par value;
    2,500,000 shares authorized, 1,140,000
    and 775,000 shares issued and
    outstanding, respectively                        4,584,980        3,100,000
  Series B convertible preferred stock,
    $7.625 stated value, $0.01 par value;
    300,000 shares authorized, 279,771
    shares issued and outstanding                    4,175,000               --
  Series C convertible preferred stock,
    $4.00 stated value, $0.01 par value;
    1,000,000 shares authorized, 1,000,000
    shares issued and outstanding                    4,000,000               --
  Common stock, $0.001 par value;
    100,000,000 shares authorized,
    14,480,564 and 9,152,211 shares
    issued and outstanding, respectively                14,481            9,152
  Additional paid-in capital                        20,077,354        2,459,718
  Deferred compensation                               (246,484)              --
  Accumulated deficit                              (12,075,082)      (4,192,218)
                                                   -----------      -----------
       TOTAL STOCKHOLDERS' EQUITY                   20,530,249        1,376,652
                                                   -----------      -----------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $21,434,137      $ 1,806,996
                                                   ===========      ===========

                            STATEMENTS OF OPERATIONS

                   For the Years Ended June 30, 2000 and 1999

                                                   2000               1999
                                                   ----               ----

REVENUES
  College and high school programs              $1,365,790          $        --
   Web site hosting and web services               273,028              398,406
   Other revenues                                   24,909              163,515
                                                ----------          -----------
     TOTAL REVENUES                              1,663,727              561,921

        COST OF REVENUES                           734,882                   --
                                                ----------          -----------
          GROSS PROFIT                             928,845              561,921
                                                ----------          -----------

OPERATING EXPENSES
  Technology                                       464,120              337,997
  Depreciation and amortization                    906,840              131,545
  Selling and marketing                          4,036,602              350,151
  General and administrative expenses            4,038,982            2,286,600
                                                ----------          -----------
          TOTAL OPERATING EXPENSES               9,446,544            3,106,293
                                                ----------          -----------
      OPERATING LOSS                            (8,517,699)          (2,544,372)
                                                ----------          -----------

OTHER INCOME (EXPENSE)
  Interest income (expense), net                   121,119              (42,053)
  Gain on sale of business units                   513,716                   --
                                                ----------          -----------
      TOTAL OTHER INCOME (EXPENSE)                 634,835              (42,053)
                                                ----------          -----------
           LOSS BEFORE INCOME TAXES             (7,882,864)          (2,586,425)

INCOME TAXES                                            --                   --
                                                ----------          -----------
           NET LOSS                            $(7,882,864)         $(2,586,425)
                                               ===========          ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING   11,392,911            6,531,153
                                               ===========          ===========

NET LOSS PER SHARE (BASIC AND DILUTED)              ($0.73)              ($0.40)
                                               ===========          ===========


FISCAL YEAR ENDED JUNE 30, 2000 COMPARED TO FISCAL YEAR ENDED JUNE 30, 1999

REVENUE. Revenues were approximately 196% greater in the year ended June 30 than for the previous year and shows the significance of the shift in business focus of the Company over the past year as a result of the acquisitions of ECI in August 1999 and Student Success in February 2000. We generated revenue of approximately $217,000 from businesses that we discontinued in the fiscal year ended June 30, 2000. We realized a gain of approximately $513,000 on the sales of these businesses. We derived the balance of revenue in the amount of approximately $1,366,000 from our high school and college programs, including principally the "Making It Count" programs.

COST OF REVENUES. Our cost of revenues was approximately $735,000 in the year ended June 30, 2000, which we incurred entirely in the operation and administration of the Making It Count programs. We accounted for all expenses incurred in operating our businesses in the year ended June 30, 1999 as Operating Expenses and not as Cost of Revenues.

OPERATING EXPENSES. Operating expenses for the year ended June 30, 2000 were approximately $9,446,000 compared to approximately $3,106,000 for the year ended June 30, 1999, an increase of approximately 200%. This increase is attributable principally to our acquisition of ECI and Student Success, a corresponding change in our overall business and a substantial increase in the scope of operations. In particular, this increase reflects a 1,042 percent increase in sales and marketing expenses (to approximately $4,036,000 from $350,000), which reflects (i) the cost of extensive marketing programs and campaigns to expand and commercialize the number of admission cycle services offered by CollegeLink, and (ii) an increase the number of Making It Count programs to three and an expansion of their reach by as much as 500%. In addition, we experience a nearly 600% increase in depreciation and amortization of goodwill incurred as a result of the acquisitions of ECI and Student Success; and a 74% increase in general and administrative expenses resulting principally from the acquisitions of ECI and Student Success.

CERTAIN OPERATIONS. In the year ended June 30, 2000, we sold our Web hosting business for $224,089 and our training management operating system and business known as RollCall for $325,000, net of commission on the sale. During the year ended June 30, 2000 we received a total of $217,000 of revenue from these two businesses. We had only nominal expenses in the year ended June 30, 2000 associated with these former businesses.

LIQUIDITY AND CAPITAL RESOURCES

PREFERRED STOCK. We received $1,484,980 through the private placement of additional shares of our Series A Convertible Preferred Stock.

COMMON STOCK. In January 2000, we closed a public offering of 2.2 million shares of our common stock and realized gross proceeds of $8,800,000. In March 2000, the underwriter exercised its overallotment option to purchase an additional 330,000 shares of our common stock, and we realized additional gross proceeds of $1,320,000. After underwriting discounts and commissions and expenses directly related to the offering, we realized approximately $7,604,000 of net proceeds from the sale of a total of 2,530,000 shares of our common stock.

We paid $2,600,000 in cash to the three shareholders of Student Success, which we acquired for this cash and shares of common stock on February 17, 2000.

SUFFICIENCY OF CASH FLOWS.

Cash available at September 25, 2000 is able to support our operations at present levels only through November 2000. We therefore need to raise more capital through public or private financing. We do not know if additional financing will be available to us or, if it is available, whether it will be available on attractive terms. If we do raise more capital in the future, it is probably that it will result in substantial dilution to our stockholders. In addition, we have announced that we are seeking a buyer for the Company but that discussions are in preliminary stages and that it is too early to know whether the Company will engage in a transaction and if so, under what terms. Alternatively, we may seek to sell one of the Company's business segments. If we cannot raise more capital or find a buyer for the Company or one of its business segments, we may need to curtail our business activities, possibly quite substantially, or cease business operations entirely.

Net cash used in operating activities was $6,316,280 for the fiscal year ended June 30, 2000 and $2,097,809 for the fiscal year ended June 30, 1999. Net cash used in investing activities was $9,534 and $78,551 for the fiscal year ended June 30, 1999 and June 30, 1998, respectively. Financing activities provided $12,989,219 for the year ending June 30, 2000 compared to $3,434,416 for the year ending June 30, 1998. As of June 30, 2000 the Company had working capital of $2,236,430 compared to $1,371,100 as of June 30, 1999.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") which clarifies the SEC's views on revenue recognition. We are required to adopt SAB 101 in the fourth quarter of the year ending June 30, 2001. We are currently studying the impact of SAB 101, but do not expect it will have a material impact on our financial statements.

In November 1999, SEC released Staff Accounting Bulletin No. 100, "Restructuring and Impairment Charges". We are currently reviewing the impact of SAB 100 and believe we have complied with SAB 100.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

This report on Form 10-KSB contains forward-looking statements within the meaning of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended. Our future results of operations could vary significantly from the results anticipated by such forward-looking statements as a result of various factors, including those set forth as follows and elsewhere in this annual report on Form 10-KSB.

NEED FOR ADDITIONAL CAPITAL. Cash available at September 25, 2000 is able to support our operations at present levels only through November 2000. We therefore need to raise more capital through public or private financing. We do not know if additional financing will be available to us or, if it is available, whether it will be available on attractive terms. If we do raise more capital in the future, it is probably that it will result in substantial dilution to our stockholders. If we cannot raise more capital or find a buyer for the Company or one of its business segments, we may need to curtail our business activities, possibly quite substantially, or cease business operations entirely.

ABILITY TO SELL THE COMPANY. We have announced that we are seeking a buyer for the Company but that discussions are in preliminary stages and that it is too early to know whether the Company will engage in a transaction and if so, under what terms. Alternatively, we may seek to sell one of the Company's business segments. If we cannot raise more capital or find a buyer for the Company or one of its business segments, we may need to curtail our business activities, possibly quite substantially, or cease business operations entirely.

DEPENDENCE ON KEY PERSONNEL. Our future success depends to a significant degree on the skills, experience and efforts of our key executive officers and key marketing and management personnel. Our chief executive officer and president recently resigned but are currently providing services on a substantially full-time basis to the Company. There is a limited number of personnel with the requisite skills to serve in these positions, and it has become increasingly difficult for the Company to hire such personnel. Competition for such personnel in the internet industry is intense, and there can be no assurance that the Company will be successful in attracting or retaining such personnel. While we have employment and consulting agreements with several key individuals, such agreements do not guarantee their continued employment or consultancy with us. While we also have noncompetition agreements with these individuals, there is no assurance that the noncompetition agreements will be enforceable. The loss of the services of any of our key employees or consultants could have a material adverse effect on our business, operating results and financial condition. We do not currently maintain a key person life insurance policy covering any of our officers.

FLUCTUATIONS IN OPERATING RESULTS. We have experienced and expect to continue to experience fluctuations in its quarterly and annual operating results.

RECENT OPERATING LOSSES. We incurred an operating loss of $8,456,590 in fiscal 2000. We also incurred an operating loss of $2,544,372 in fiscal 1999 and 630,332 in fiscal 1998. We expect to record a net loss in the first quarter of fiscal 2001. We have never been profitable and may not be profitable in the future.

INTENSE COMPETITION. In each of the markets we serve, we face competition from established competitors and potential new entrants. We expect our competitors to continue to improve the performance of their current products and services and to introduce new products and services with improved price and performance characteristics. Our current or future competitors may have greater resources than we currently have at our disposal. Our competitors may be more able to react to changes in technology in our industry and/or to expend greater time and funds than we can to develop and promote their products or services. Increased competition could result in pricing pressures, reduced margins or the failure of our products and services to achieve or maintain market acceptance.

LIMITED OPERATING HISTORY AS AN INTERNET COMPANY. One of our predecessor entities established the CollegeLink business in 1991. While we previously sold CollegeLink(R) as a computer-based service, we have converted this business to an Internet-based service. Accordingly, the CollegeLink business in its current form has only a very limited operating history on which you can base your evaluation of this business. As a result, you will find it difficult to predict our future revenues or results. In addition, you must consider our prospects in light of the risks and uncertainties encountered by companies in an early stage of development in a new and rapidly evolving market such as the market for Internet-based services.

RELUCTANCE TO USE OUR PRODUCTS AND SUBMIT COMPUTER-BASED APPLICATIONS. Our business depends on substantial use of our products by college bound students, because we expect that the bulk of our revenues will be derived from sales of data gathered from students and sponsorships from corporations that wish to market products to the students. If we cannot attract and maintain a large audience of college bound students, our business and operating results could be materially adversely affected.

POSSIBLE VOLATILITY OF STOCK PRICE. The market price of our common stock has been, and may continue to be, volatile. We believe that factors such as announcements of developments related to the our business, fluctuations in the our operating results, failure to meet securities analysts' expectations, general conditions in the marketplace, announcement of technological innovations, new systems or product enhancements by the Company or its competitors, fluctuations in the level of development funding, acquisitions, changes in governmental regulations, developments in patents or other intellectual property rights and changes in the our relationships with customers could cause the price of the our common stock to fluctuate substantially. In addition, in recent years the stock market in general, and the market for small capitalization and high technology stocks in particular, has experienced extreme price fluctuations (and recently, severe declines) which have often been unrelated to the operating performance of affected companies. Such fluctuations could adversely affect the market price of the our common stock.

MANAGEMENT OF CHANGING BUSINESS. If we are to be successful, we must expand our operations. Such expansion will place a significant strain on our administrative, operational and financial resources. Such expansion will result in a continuing increase in the responsibility placed upon management personnel and will require development or enhancement of operational, managerial and financial systems and controls. If we are unable to manage the expansion of its operations effectively, our business, financial condition and operating results will be materially and adversely affected.

INTEGRATION OF THE BUSINESSES OF ECI AND STUDENT SUCCESS. On August 10, 1999, we acquired ECI, Inc., which provides online college admission, scholarship and college search and financial aid application services. On February 17, 2000 we acquired Student Success, Inc. Student Success offers onsite high school and college preparatory programs for students and their families under its Making College Count(R), Making High School Count(TM) and Making Your College Search(TM) trademarks. On March 20, 2000 we terminated negotiations regarding a planned acquisition of Online Scouting Network, Inc. We cannot assure you that we will be able to absorb and effectively manage the acquisitions of ECI and Student Success. There can be no assurance that we will be able to develop, market and sell our CollegeLink(R) products and services and the products and services of Student Success successfully. The difficulty and management distraction inherent in integrating each acquired business, the substantial charges expected to be incurred in connection with each acquisition, including costs of integrating each business and transaction expenses arising from each acquisition, the risks of entering markets in which we have no or limited direct prior experience, the potential loss of key employees (in addition to the recent loss as employees of our chief executive officer and president, both of whom were co-founders and senior managers of Student Success) of each acquired company and the risk that the benefits sought in each acquisition will not be fully achieved, could have a material adverse effect on our business, operating results and financial condition.

INTELLECTUAL PROPERTY PROTECTION AND INFRINGEMENT. Our ability to compete successfully is dependent in part upon our ability to protect our proprietary technology and information. Although we attempt to protect its proprietary technology through copyrights, trade secrets and other measures, there can be no assurance that these measures will be adequate or that competitors will not be able to develop similar technology independently. Litigation may be necessary to enforce or determine the validity and scope of our proprietary rights, and there can be no assurance that the our intellectual property rights, if challenged, will be upheld as valid. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition and operating results, regardless of the outcome of the litigation.

There are no pending claims against us regarding infringement of any intellectual property rights of others. However, we may receive, in the future, communications from third parties asserting intellectual property claims against us. Such claims could include assertions that our products infringe, or may infringe, the proprietary rights of third parties, requests for indemnification against such infringement or suggestions that we may be interested in acquiring a license from such third parties. There can be no assurance that any such claim made in the future will not result in litigation, which could involve significant expense to us, and, if we are required or deem it appropriate to obtain a license relating to one or more products or technologies, there can be no assurance that we would be able to do so on commercially reasonable terms, or at all.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We have considered the provisions of Financial Reporting Release No. 48 "Disclosures of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosures of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Commodity Instruments." We have no holdings of derivative financial or commodity instruments at June 30, 2000.

We are exposed to financial market risks, including changes in interest rates. To reduce these risks to some extent, we invest excess cash in a managed portfolio of corporate and government bond instruments with maturities of 18 months or less. We do not use any financial instruments for speculative or trading purposes.


Item 7. Financial Statements and Supplementary Data

     Our Financial Statements and related Report of Independent Auditors are presented in the following pages. The Financial Statements filed in this Item 7 are as follows:

     Report of Independent Auditors
     Balance Sheets as of June 30, 1999 and 2000
     Statements of Operations for the Years Ended June 30, 1999 and 2000 Statement of Changes in Stockholders' Equity for the Years Ended June 30,
       1999 and 2000
     Statements of Cash Flows for the Years Ended June 30, 1999 and 2000
     Notes to Financial Statements


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

                          COLLEGELINK.COM INCORPORATED

                          INDEX TO FINANCIAL STATEMENTS



                                                                          PAGE
                                                                          ----

INDEPENDENT AUDITORS' REPORT                                               15


FINANCIAL STATEMENTS

  Balance Sheets                                                           16

  Statements of Operations                                                 17

  Statement of Changes in Stockholders' Equity                             18

  Statements of Cash Flows                                              19-20


NOTES TO FINANCIAL STATEMENTS                                           21-28

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
Collegelink.com Incorporated


We have audited the accompanying balance sheets of Collegelink.com Incorporated as of June 30, 2000 and 1999 and the related statements of operations, changes in stockholders' equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Collegelink.com Incorporated as of June 30, 2000 and 1999, and the results of its operations and its cash flows for each of the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company incurred a net loss of $ 7,882,864 during the year ended June 30, 2000, and the existing cash is insufficient to fund the Company's cash flow needs for the next year. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As more fully explained in Note 6, the accompanying balance sheet includes goodwill and other intangible assets stated at $17,209,863. The ultimate recovery of such amount is primarily dependent on continued operations of the Company or the possible sale as described in Note 2. It's not possible to estimate the impairment, if any, of such intangible assets at this time. Accordingly, the financial statements do not include any adjustments relating to the recoverability and impairment of the recorded assets.



                                            /s/ Radin, Glass & Co, LLP
                                            ----------------------------
                                            Certified Public Accountants

July 21, 2000
New York, New York

                          COLLEGELINK.COM INCORPORATED

                                 BALANCE SHEETS

                                     ASSETS

                                                JUNE 30, 2000    JUNE 30, 1999
                                                -------------    -------------
CURRENT ASSETS
 Cash and cash equivalents                      $  2,236,430      $ 1,371,100
 Accounts receivable, net of
   allowance for doubtful accounts
   of $ -0- and $10,000, respectively.               422,005          100,163
 Notes receivable, stockholders, current
   portion                                            60,000               --
 Note receivable, other                               89,170               --
 Prepaid expenses and other                          158,490           85,249
                                                ------------      -----------
          TOTAL CURRENT ASSETS                     2,966,095        1,556,512
                                                ------------      -----------
PROPERTY AND EQUIPMENT, Net                          759,829          250,484
                                                ------------      -----------

OTHER ASSETS
  Notes receivable, stockholders,
    less current portion                             120,000               --
  Goodwill, net                                   16,266,737               --
  Other intangible, net                              943,126               --
  Website development costs                          378,350               --
                                                ------------      -----------
         Total Other Assets                       17,708,213               --
                                                ------------      -----------
           TOTAL ASSETS                         $ 21,434,137      $ 1,806,996
                                                ============      ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   ACCOUNTS PAYABLE AND ACCRUED EXPENSES        $    698,005      $   395,344
   Prepaid program fee                               145,000               --
   Unearned revenue, current portion                  60,883           35,000
                                                ------------      -----------

                                                     903,888          430,344
                                                ------------      -----------

                               TOTAL LIABILITIES

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Series A convertible preferred stock,
    $4.00 stated  value, $0.01 par value;
    2,500,000 shares authorized, 1,140,000
    and 775,000 shares issued and
    outstanding, respectively                      4,584,980        3,100,000
  Series B convertible preferred stock,
   $7.625 stated value, $0.01 par value;
   300,000 shares authorized, 279,771
   shares issued and outstanding                   4,175,000               --
  Series C convertible preferred stock,
   $4.00 stated value, $0.01 par value;
    1,000,000 shares authorized,
    1,000,000 shares issued and outstanding        4,000,000               --
  Common stock, $0.001 par value;
    100,000,000 shares authorized,
    14,480,564 and 9,152,211 shares issued
    and outstanding, respectively                     14,481            9,152
  Additional paid-in capital                      20,077,354        2,459,718
  Deferred compensation                             (246,484)              --
  Accumulated deficit                            (12,075,082)      (4,192,218)
                                                ------------      -----------

         TOTAL STOCKHOLDERS' EQUITY               20,530,249        1,376,652
                                                ------------      -----------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $ 21,434,137      $ 1,806,996
                                                ============      ===========

                       See notes to financial statements.

                          COLLEGELINK.COM INCORPORATED

                            STATEMENTS OF OPERATIONS

                   For the Years Ended June 30, 2000 and 1999

                                                     2000             1999
                                                     ----             ----
REVENUES
  College and high school programs                 $  1,365,790    $       --
   Web site hosting and web services                    273,028         398,406
   Other revenues                                        24,909         163,515
                                                   ------------    ------------
     TOTAL REVENUES                                   1,663,727         561,921
                                                   ------------    ------------
       COST OF REVENUES                                 734,882            --
                                                   ------------    ------------
         GROSS PROFIT                                   928,845         561,921
                                                   ------------    ------------

OPERATING EXPENSES
  Technology                                            464,120         337,997
  Depreciation and amortization                         906,840         131,545
  Selling and marketing                               4,036,602         350,151
  General and administrative expenses                 4,038,982       2,286,600
                                                   ------------    ------------
       TOTAL OPERATING EXPENSES                       9,446,544       3,106,293
                                                   ------------    ------------
   OPERATING LOSS                                    (8,517,699)     (2,544,372)
                                                   ------------    ------------

OTHER INCOME (EXPENSE)
  Interest income (expense), net                        121,119         (42,053)
  Gain on sale of business units                        513,716            --
                                                   ------------    ------------

        TOTAL OTHER INCOME (EXPENSE)                    634,835         (42,053)
                                                   ------------    ------------

            LOSS BEFORE INCOME TAXES                 (7,882,864)     (2,586,425)

INCOME TAXES                                               --              --
                                                   ------------    ------------

               NET LOSS                            $ (7,882,864)   $ (2,586,425)
                                                   ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING        11,392,911       6,531,153
                                                   ============    ============

NET LOSS PER SHARE (BASIC AND DILUTED)             $      (0.73)   $      (0.40)
                                                   ============    ============




                       See notes to financial statements.
                                       17

                          COLLEGELINK.COM INCORPORATED

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                    PREFERRED STOCK       COMMON STOCK
                                  -------------------   -----------------    ADDITIONAL       DEFERRED    ACCUMULATED
                                  SHARES       AMOUNT   SHARES     AMOUNT  PAID-IN CAPITAL  COMPENSATION    DEFICIT       TOTAL
                                  ------       ------   ------     ------  ---------------  ------------  -----------     -----

BALANCE - July 1, 1998                 543  $  542,500  3,482,556  $ 3,483   $   990,490    $      --    $ (1,605,793)  $   (69,320)

Conversion of preferred stock         (543)   (542,500)   453,976      454       542,046                                         --
 Issuance of shares for assets                          1,345,350    1,345       145,954                                    147,299
 Issuance of shares for
  compensation                                          1,372,070    1,372         1,008                                      2,380
 Issuance of shares for services                          559,438      559       376,391                                    376,950
 Sale of common shares, less
  expenses                                                374,725      375       194,625                                    195,000
 Effect of merger transaction                           1,204,096    1,204         1,029                                      2,233
 Issuance of shares with debt                             360,000      360       250,660                                    251,020
 Issuance of Series A
  preferred stock                  775,000   3,100,000                                                                    3,100,000
 Dividends                                                                       (42,485)                                   (42,485)
 Net loss                                                                                                  (2,586,425)   (2,586,425)
                                  --------------------------------------------------------------------------------------------------

BALANCE - June 30, 1999            775,000   3,100,000  9,152,211    9,152     2,459,718           --      (4,192,218)    1,376,652

 Issuance of Series A
   preferred stock                 365,000   1,484,980                                                                    1,484,980
 Issuance of stock in connection
   with ECI merger                 279,771   4,175,000    659,005      659     2,882,488                                  7,058,147
 Issuance of shares for services                          170,624      171       386,521     (142,500)
 Shares adjustment                                         74,224       74           (74)                                        --
 Issuance of Series C
   preferred stock               1,000,000   4,000,000                                                                    4,000,000
 Issuance of shares in
   connection with public
   offering, net of costs                               2,530,000    2,530     7,666,586                                  7,669,116
 Issuance of shares in connection
   with SSI acquisition                                 1,625,000    1,625     5,787,438                                  5,789,063
 Issuance of shares for assets - OSN                      225,000      225       618,525                                    618,750
 Issuance of options for compensation                                            441,074     (178,125)                      262,949
 Amortization of deferred
   compensation                                                                                74,141                        74,141
 Preferred stock dividend                                  44,500       45      (164,922)                                  (164,877)
 Net loss                                                                                                  (7,882,864)   (7,882,864)
                                 --------------------------------------------------------------------------------------------------
BALANCE - June 30, 2000          2,419,771 $12,759,980 14,480,564  $14,481   $20,077,354    $(246,484)   $(12,075,082)  $20,530,249
                                 ==================================================================================================




                       See notes to financial statements.

                          COLLEGELINK.COM INCORPORATED

                            STATEMENTS OF CASH FLOWS

                   For the Years Ended June 30, 2000 and 1999


                                                     2000               1999
                                                 ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                        $(7,882,864)       $(2,586,425)
                                                 ------------       ------------
 Adjustments to reconcile net loss
   to net cash used in operating activities:
  Depreciation and amortization                      906,840            131,545
  Stock-based compensation                           581,282            384,308
  Write off of accounts receivables                       --             89,800
  Loss on equipment disposal                              --              1,231
 Increase (decrease) to cash
   attributable to changes in
   assets and liabilities:
  Accounts receivable                               (321,842)          (117,850)
  Prepaid expenses and other asset                   (73,241)           (72,372)
  Accounts payable and accrued expenses              302,661             94,080
  Prepaid program fees                               145,000                 --
  Unearned revenues                                   25,884            (22,126)
                                                 ------------       ------------
     TOTAL ADJUSTMENTS                             1,566,584            488,616
                                                 ------------       ------------

    NET CASH USED IN OPERATING ACTIVITIES         (6,316,280)        (2,097,809)
                                                 ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment               (662,242)           (26,520)
  Proceeds from equipment disposals                       --              9,600
  Proceeds from rent deposit                              --              5,050
  Issuance of notes receivable                      (269,170)                --
  Payments of acquisitions                        (4,497,847)                --
  Capitalization of website development costs       (378,350)                --
                                                 ------------       ------------

    NET CASH USED IN INVESTING ACTIVITIES         (5,807,609)           (11,870)
                                                 ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of preferred stock        5,484,980          3,100,000
  Proceeds from issuance of debt                          --            251,021
  Proceeds from issuance of common shares          7,669,116            195,000
  Repayment of dividends                            (164,877)           (42,485)
  Repayment of notes payable, stockholders                --            (58,071)
  Principal repayments of capital lease obligations       --            (11,049)
                                                 ------------       ------------

   NET CASH PROVIDED BY FINANCING ACTIVITIES      12,989,219          3,434,416
                                                 ------------       ------------

       NET INCREASE IN CASH AND CASH
            EQUIVALENTS                              865,330          1,324,737

CASH AND CASH EQUIVALENTS - Beginning              1,371,100             46,363
                                                 ------------       ------------

CASH AND CASH EQUIVALENTS - Ending               $ 2,236,430         $1,371,100
                                                 ===========         ==========


                See notes to financial statements.

                          COLLEGELINK.COM INCORPORATED

                   For the Years Ended June 30, 2000 and 1999


SUPPLEMENTARAL DISCLOSURES OF CASH FLOW  INFORMATION:

                                                       2000             1999
                                                       ----             ----
Cash paid during the years for:
 Income taxes                                      $    14,156         $    996
 Interest                                          $     7,351         $ 32,979

Noncash investing and financing activities:
 Issuance of stock for debt                                 --         $ 66,021
 Issuance of common stock for assets               $13,465,960         $147,299
 Preferred stock conversion to common stock                 --         $542,500
 Issuance of stock for preferred stock
   dividend                                        $    55,680               --
 Issuance of options for compensation              $   462,401         $     --


                       See notes to financial statements.

1.   BUSINESS

     On March 5, 1999, Cytation Corporation (formerly known as Web Services International, Inc.) was acquired by Cytation.com Incorporated, a New York corporation, (formerly known as Stylex Homes, Inc.) through a "reverse merger" transaction, whereby each outstanding share of Cytation Corporation was exchanged for 5.765 shares of Cytation.com Incorporated. This merger has been accounted for as a "Recapitalization" as if Cytation.com Incorporated issued additional shares for the net assets of Cytation Corporation. CollegeLink.com Incorporated (the "Company"), a Delaware Corporation, is the surviving corporation in a merger on November 16, 1999 between Cytation.com Incorporated and the Company. The number of common share information has been adjusted to reflect the effects of the mergers.

     The Company provides an extensive range of in-school and online services directed at high school students and their parents, high school guidance counselors, college admissions officers and corporations which target the teen marketplace.

2.   BASIS OF PRESENTATION

     As shown in the accompanying financial statements, the Company incurred a net loss of $7,882,864 during the year ended June 30, 2000. In addition, cash available at June 30, 2000 is able to support the Company's operations at present levels only to November 2000. The Company needs to raise more capital through public or private financing. The Company does not know if additional financing will be available or, if available, whether it will be available on attractive terms. If the Company does raise more capital in the future, it is probably that it will result in substantial dilution to its shareholders. These factors create substantial doubt as to the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the success of the capital offering or alternative financing arrangements. The Company is currently under preliminary discussions with potential buyers to sell the Company or one of its business segments. The financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going concern.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a. Use of Estimates - The preparation of financial statements in accordance with generally accepted accounting principles requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

     b. Property and Equipment - Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets ranging from three to seven years for equipment, auto and furniture. Leasehold improvements are amortized over the term of the lease or the estimated life of the improvement, whichever is shorter. Whenever assets are sold or retired, their cost and related accumulated depreciation are removed from the appropriate accounts. Any gains and losses on dispositions are recorded in current operations.

     c. Fair Value of Financial Instruments - The carrying amounts reported in the balance sheet for cash, trade receivables, accounts payable and accrued expenses approximate fair value based on the short-term maturity of these instruments.

     d. Income Taxes - The Company utilizes the liability method of accounting for income taxes as set forth in SFAS 109, "Accounting for Income Taxes." Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

     e. Advertising Costs - Advertising costs are expensed as incurred. Total advertising costs amounted to $1,937,095 and $49,428 for the years ended June 30, 2000 and 1999, respectively.

     f. Revenue Recognition - Revenues are recognized when services are performed. For the college and high school programs, the Company recognizes revenue for financial statement purposes under the percentage of completion method and, therefore, takes into account of number of presentation completed and to be completed, costs and contract price. Deferred revenue represents unearned revenue at the balance sheet date based upon number of presentations not yet completed and/or costs on other related performance to be incurred. Prepaid program fees represent fees received in advances for future presentations.

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

     h. Loss Per Share - The Company adopted the provision of SFAS No. 128, "Earnings per Share". SFAS No. 128 eliminates the presentation of primary and fully dilutive earnings per share ("EPS") and requires presentation of basic and diluted EPS. Basic EPS is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock and common stock equivalents outstanding for the period. Common stock equivalents are excluded in the computation of diluted EPS for the years ended June 30, 2000 and 1999 as such inclusion is antidiluted. The computations of basic and diluted earnings per share from continuing operations were as follows:

                                                           2000        1999
                                                           ----        ----
          Net Loss                                     $ 7,882,864   $2,586,425
          Preferred Stock Dividend Earned                  432,824       42,485
                                                       -----------   ----------
          Net Loss Attributable to Common Shares       $ 8,315,688   $2,628,910
          Weighted Average Common Shares Outstanding    11,392,911    6,531,153
                                                       -----------   ----------
          Net Loss per Share (Basic and Diluted)       $      0.73   $     0.40
                                                       ===========   ==========

     i. Accounting for Long-Lived Assets - The Company reviews long-lived assets, certain identifiable assets and any goodwill related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. At June 30, 2000 and 1999 respectively, the Company believes that there has been no impairment of long-lived assets (see
          Note 6 for further discussion).

     j. Reporting of Segments - The Company adopted No. 131, "Disclosures about Segments of an Enterprise and Related Information" during the year ended June 30, 1999. SFAS No. 131 establishes the criteria for determining an operating segment and establishes the disclosure requirements for reporting information about operating segments. The Company has determined that under SFAS No. 131, it operates in one segment of service.

     k. Website Development Costs - The Company follows EITF 00-2 as to its website development costs. EITF 00-2 requires certain website development costs to be expensed and others to be capitalized. The Company capitalized website development costs of $378,350 and expensed $38,672 during the year ended June 30, 2000 in accordance with EITF 00-2, respectively.

     l. Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.

     m. Reclassification - Certain reclassifications have been made to the prior year's financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

4.   NOTES RECEIVABLE, STOCKHOLDERS AND OTHER

     Notes receivable at June 30, 2000 and 1999 consist of the following:

                                                               2000       1999
                                                               ----       ----
     Note receivable from stockholder,
      due in monthly installment of
      $2,500 plus interest at 5%
      through May 1, 2001.                                   $ 25,000     $ --

     Note receivable from stockholder,
      principal and interest at 5% due
      on January 18, 2001.                                     35,000       --

     Note receivable from stockholders,
      non-interest bearing and due on
      July 10, 2001.                                          120,000       --

     Note receivable-other, due on
      demand with interest at 6%.
     Balance at June 30,2000 included
      accrued interest of $2,175.                              89,170       --
                                                             --------     ----
                                                               60,000       --
      Less: Current Portion                                   149,170       --
                                                             --------     ----
             Notes Receivable, less Current Portion          $120,000       --
                                                             ========     ====

5.   PROPERTY AND EQUIPMENT

     Property and equipment at June 30, 2000 and 1999 consist of the following:

                                                                       ESTIMATED
                                          2000              1999      USEFUL LIVES
                                          ----              ----      ------------

     Computer and office equipment      $  608,733        $340,798       3 years
     Furniture and fixtures                332,992          68,542       7 years
     Leasehold improvements                172,421          42,566       5 years
                                        ----------        --------
                                         1,114,146         451,906
     Less: accumulated depreciation        354,317         201,422
                                        ----------        --------

     Property and Equipment, Net        $  759,829        $250,484
                                        ==========        ========

     Depreciation expense for the years ended June 30, 2000 and 1999 was $152,896 and $ 131,545 respectively.

6.   GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill and other intangible assets resulting from the acquisitions during the year ended June 30, 2000 (see Notes 7b and 7k) consist of the following:

                                                                    Estimated
                                                    Amount         Useful Lives
                                                    ------         ------------
     Goodwill                                    $16,934,942         15 Years
     Technology                                    1,028,865          5 Years
                                                 -----------
                                                  17,963,807
          Less: accumulated amortization             753,944
                                                 -----------
                                                 $17,209,863
                                                 ===========

     Amortization expense for the years ended June 30, 2000 and 1999 was $753,944 and $-0-, respectively. As indicated in Note 2, the Company is in the preliminary discussions with potential buyers to sell the Company or one of its business segments. These intangible assets may be sold to the potential buyers for a value to be determined. As of June 30, 2000, It's not possible to estimate the impairment, if any, of such intangible assets at this time. Accordingly, the financial statements do not include any adjustments relating to the recoverability and impairment of the recorded assets.

7.   STOCKHOLDERS' EQUITY

     a.   Authorized Shares

          The Company's authorized shares consists of 110,000,000 shares, divided into 100,000,000 shares of common stock, par value $.001 per share and 10,000,000 shares of preferred stock, par value $.01 per share.

     b.   Acquisition of Assets

          In July 1998, the Company issued 1,325,350 shares of its common stock to acquire the assets of Cytation Corporation, a Delaware corporation. The assets have been recorded at $2,299.

          In June 1998, the Company issued 20,000 shares of its common stock for the purchase of computer equipment valued at $145,000.

          On March 20, 2000, the Company entered into a license agreement with Online Scouting Network, Inc. ("OSN"). The license grants the Company a non-exclusive right to use substantially all of OSN's intellectual property assets, including OSN's databases of student athletes and registered college coaches and OSN's proprietary software. As consideration for the license, the Company paid OSN $260,000 in cash and issued 225,000 shares of its common stock valued at $2.75 per share.

     c.   Conversion of Preferred Stock

          On September 1, 1998, the Company converted 543 shares of its preferred stock to 453,976 shares of its common stock.

     d.   Shares Issued for Compensation

          In December 1998, when management and board of directors believed the fair market value of the shares was $0.002 per share, management reduced the exercise price of previously outstanding stock options to $0.002 and all employees exercised such shares for compensation. Such compensation was recorded at $0.002 per share for 1,372,070 shares.

     e.   Shares Issued for Services

          In December 1998, the Company agreed to issue 504,438 shares to unrelated parties for financial services, which shares were recorded at fair market value at the time of the agreement of $0.002 per share. On May 7, 1999, the Company issued 40,000 and 15,000 shares to two unrelated parties for financial services, which shares were recorded at fair market values of $6.50 per share and $7.50 per share, respectively.

          During the year ended June 30, 2000, the Company issued 120,624 shares of its common stock to unrelated parties for marketing and investing services, which shares were recorded at fair market value at the time of the agreements of $1.375 to $2.75 per share. In addition, the Company issued 50,000 shares of its common stock pursuant to an employment agreement.

     f.   Private Placement Offering

          In January 1999, the Company received $195,000, net of expenses, from the sales of 374,725 shares of its common stock in connection with the private placement offering.

     g.   Reverse Merger

          In connection with the reverse merger (see Note 1), the Company issued 1,204,096 shares of its common stock for the $2,233 of assets of Stylex Homes, Inc.

     h.   Shares Issued with Debt

          In connection with the issuance of the $300,000 and $370,000 of notes payable during the year ended June 30, 1999, the Company issued 175,000 and 185,000 shares of its common stock, respectively for a total fair value of $251,020.

     i.   Issuance of Series A Convertible Preferred Stock

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

          If a special event occurs, as defined, the holders of the issued and outstanding Preferred A are entitled to receive $4.00 for each share of Preferred A, before any distribution of the assets of the Company shall be made to the holders of any other capital stock.

          During the year ended June 30, 2000, the Company issued an additional 365,000 shares of its Preferred A for $1,484,980.

     j.   Series C Convertible Preferred Stock

          In September 1999, the Company received $4,000,000 in exchange for 1,000,000 shares of 6% cumulative preferred stock designated as "Series C Convertible Preferred Stock" ("Preferred C") from PNC Bank Corp. Preferred C has a stated value of $4.00 per share, a par value of $0.01 per share and dividends payable quarterly. The Preferred C holder has the similar preference of Preferred A (see i above).

     k.   Business Acquisitions

          On August 10, 1999, the Company acquired ECI, Inc. through a merger transaction. As consideration for the merger, the Company issued 550,809 shares of its common stock, 234,771 shares of its Series B Preferred Stock ("Preferred B") and paid $489 in cash. The Company also assumed approximately $800,000 of ECI, Inc.'s liabilities in connection with the merger. In addition, the Company settled a claim against ECI, Inc. in exchange for 108,196 shares of the Company's common stock and 45,000 shares of Preferred B. Subject to certain terms and conditions, each share of Preferred B is convertible to such number of common stock as is determined by dividing $15 by the Conversion Price, as defined. In August 2000, 279,771 shares of Preferred B were converted to 550,392 shares of its common stock.

          On February 17, 2000, the Company acquired Student Success, Inc. ("SSI") through a merger transaction. As consideration for the merger, the Company issued 1,625,000 shares of its common stock and $2,600,000 in cash to two stockholders/officers of SSI (the "Former Stockholders"). The Company also assumed approximately $200,000 of SSI's liabilities in connection with the merger. In addition, the Company entered into employment agreements with the Former Stockholders, whereby the Company granted each an option to purchase up to 200,000 shares of the Company's common stock with an exercise price of $4.00 per share.

          Both acquisitions are being accounted for using the purchase method. The operations of ECI and SSI have been included in the accompanying statements of operations since August 11, 1999 and February 18, 2000, respectively. The unaudited results of operations, as if ECI and SSI had been acquired at the beginning of fiscal year 2000 and 1999, are as follows:

                                           PRO - FORMA INFORMATION
                                 -----------------------------------------
                                   FOR THE                      FOR THE
                                  YEAR ENDED                   YEAR ENDED
                                 JUNE 30, 2000               JUNE 30, 1999
                                 -------------               -------------
           Net revenues           $2,601,817                  $1,741,662
           Net loss               $8,265,425                  $5,584,794
           Net loss per share         ($0.76)                     ($0.66)

     l.   Public Offering

          During the year ended June 30, 2000, the Company completed its public offering of its common stock, whereby the Company sold 2,530,000 shares at $4.00 per share, less underwriting and commission expense. The Company incurred approximately $1,200,000 of direct expenses in connection with this offering.

     m.   Stock Options

          During the year ended June 30, 2000, the Company granted certain consultants options to purchase 98,320 shares of its common stock at exercise price ranging from $4.00 to $7.625 per share. Accordingly, the Company recorded consulting costs of $262,949 based on the Black-Scholes Option Price Model. In addition, the Company granted to its employees five-year options to purchase 165,000 shares of its common stock with an exercise price less than market value. As a result, the Company recorded deferred compensation of $178,125 and recognized $26,241 in compensation expenses for these options. Furthermore, the Company granted 2,027,963 and 1,441,186 options to its employee with exercise prices equal to or greater than the market value of the stock at the grant dates during the years ended June 30, 2000 and 1999, respectively.

          For disclosure purposes in accordance with SFAS No. 123, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for stock options granted during the year ended June 30, 2000 and 1999, respectively: annual dividends of $0.00, expected volatility of 84% at June 30, 2000 and 65% at June 30, 1999, risk-free interest rate of 6.1% and 5.7% and expected life of five years for the years ended June 30, 2000 and 1999, respectively. The weighted-average fair value of the stock options granted during the years ended June 30, 2000 and 1999 was $ 1.69 and $1.48, respectively.

          If the Company recognized compensation cost for the employee stock option plan in accordance with SFAS No. 123, the Company's pro forma net loss and loss per share would have been approximately, $8,429,000 and $2,913,000, and $0.78 and $0.45, respectively, in years ended June 30, 2000 and 1999.

          Exercise prices for options outstanding at June 30, 2000 and 1999 range from $1.25 to $7.625 and $2.00 to $7.00, respectively. The number of options exercisable and weighted average exercise price for options exercisable at June 30, 2000 and 1999 was 632,157 shares and $3.62 and 69,430 shares and $2.83, respectively.

          The following table summarizes the changes in options outstanding and the related price ranges for shares of the Company's common stock:


                                                               WEIGHTED AVERAGE
                                                     SHARES     EXERCISE PRICE
                                                     ------    ----------------

          Outstanding at June 30, 1998               1,444,133       $0.43
            Granted                                  1,441,186        4.32
            Exercised                               (1,444,133)       0.43
            Expired or cancelled                            --          --
                                                    ----------       -----
          Outstanding at June 30, 1999               1,441,186        4.32
            Granted                                  2,291,283        4.00
            Exercised                                       --
            Expired or cancelled                      (434,917)       4.32
                                                    ----------       -----
          Outstanding at June 30, 2000               3,297,552        3.98
                                                    ==========       =====

8.   COMMITMENTS AND CONTINGENCIES

     a. The Company has two five-year lease agreements expiring September 30, 2001 and November 30, 2004, respectively. Rent expense was approximately $140,000 and $42,000 for the years ended June 30, 2000 and 1999, respectively. The future minimum rental payments to be made under noncancellable operating leases as of June 30, 2000 are as follows:

              For the Year Ending June 30,                Amount
              ----------------------------                ------
                         2001                            $167,531
                         2002                             131,194
                         2003                             129,606
                         2004                             132,519
                         2005                              66,988


     b. Effective February 1999, the Company entered into three-year employment agreements with two officers who are principal stockholders of the Company. These agreements subsequently were extended for one year. The Company also has two employment agreements with the Former Stockholders in connection with the acquisition of SSI (see Note 7k). Future minimum payments under these employment agreements amounted to approximately $1,344,000 payable through February 2003.

     c. The Company has an agreement with an agency for marketing and public relations services commencing April 1, 1999 with no expiration date. Either party may terminate agreement by notifying the other party within sixty days prior to the date of termination. The Company has agreed to pay the agency a monthly rate of $7,000 to compensate the agency for services in the following areas: strategic counseling, in-house research, advertising and public relations. This agreement was terminated in April 2000 and the Company paid the consultant approximately $139,000.

     d. On March 20, 2000, the Company entered into a forty-two (42) month agreement with a consultant to provide services for management consulting, business advisory and public relations. The Company has agreed to pay the consultant $133,000 a year plus stock option and other benefits.

9.   DISCONTINUED OPERATIONS

     In July 1998 the Company ceased its business of Web site development. Revenue from Web site development earned in year ended June 30, 1999 was approximately $53,000 and was derived from contracts billed in the year ended June 30, 1998.

     During the year ended June 30, 2000, the Company sold its web hosting and online training businesses resulting for a gain of $513,716. Revenue from web hosting and online training businesses during the year ended June 30, 2000 was $110,066 and $162,962, respectively.

     The above transactions do not satisfy the criteria of APB No. 30, "Discontinue Operations". Accordingly, the results of these discontinued segments are not presented separately as discontinued operations in the accompanying statements of operations.

10.  INCOME TAXES

     The Company accounts for income taxes under SFAS 109, "Accounting for Income Taxes" which requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. At June 30, 2000 and 1999, the Company had net operating loss carryforwards of approximately $11,683,000 and $3,800,000, expiring through 2019. SFAS 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. At June 30, 2000 and 1999, a valuation allowance was provided against the deferred tax asset.

     The components of the net deferred tax asset consist of the following:

                                                      2000             1999
                                                      ----             ----
     Net operating loss carryforwards             $ 4,089,000      $  1,330,000
     Temporary differences                                 --             4,000
     Valuation allowance                           (4,089,000)       (1,334,000)
                                                  -----------      ------------
                                                  $        --      $         --
                                                  ===========      ============

     The provision for income taxes differs from the amount computed applying the statutory federal income tax rate to income before income taxes as follows at June 30:

                                                      2000            1999
                                                      ----            ----

     Income tax benefit computed at statutory
       rate at 35%                                $(2,759,000)      $(905,000)
     Tax benefit not recognized                     2,759,000         905,000
                                                  -----------       ---------
          Provision for income taxes              $        --       $      --
                                                  ===========       =========

10.  ACCOUNTING DEVELOPMENT

     In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") which clarifies the SEC's views on revenue recognition. The Company is required to adopt SAB 101 in the fourth quarter of the year ending June 30, 2001. The Company is currently studying the impact of SAB 101, but does not expect it will have a material impact on its financial statements.

     In November 1999, SEC released Staff Accounting Bulletin No. 100, "Restructuring and Impairment Charges". The Company is currently reviewing the impact of SAB 100 and believes it has complied with SAB 100.

PART III

Item 9. Directors and Executive Officers of the Registrant; Compliance with
        Section 16(a) of the Exchange Act

Our board of directors is divided into three classes, labeled Class I, Class II and Class III, with the term of one of the three classes of directors expiring each year at our annual meeting or special meeting held in lieu of our annual meeting. The number of directors has been fixed at six, and there is currently one vacancy on the board of directors for a Class I director and one vacancy for a Class II director.

Our principal executive officers and directors are as follows:

      NAME             AGE                     POSITION
      ----             ---                     --------

Richard A. Fisher       54        Chairman of the Board and General Counsel
Patrick O'Brien*        37        Chief Executive Officer
Bradford J. Baker*      36        President
Nancy Gleason           45        Vice President - Corporate Sales
Richard M. Wessels II   30        Vice President, Marketing and Content
Douglas J. Bush III     32        Vice President, Business Development
Peter Barkman           32        Vice President and National Field Manager
Kevin J. High           35        Director
Mark Rogers             40        Director
Jeffrey Cunningham**    47        Director
Bert Hensley            39        Director

*Messrs. O'Brien and Baker were officers of the Company during the fiscal year ended June 30, 2000. They resigned on September 1, 2000, and are now consultants to the Company.

**Mr. Cunningham was a director of the Company during the fiscal year ended June 30, 2000. He resigned on September 14, 2000.

Richard A. Fisher, Chairman of the Board. Mr. Fisher has been chairman of our board of directors and general counsel since February 1999. Mr. Fisher is a Class III director and serves until our 2002 annual meeting or until his successor is elected and qualified. Mr. Fisher was a co-founder of our predecessor, where he served as chairman of the board and general counsel from August 1996 to February 1999. From January 1996 to August 1996, Mr. Fisher provided legal and other counseling services to a number of start-up and early stage companies. From July 1987 through September 1994, Mr. Fisher was chairman, chief executive officer and general counsel of, and from October 1994 to December 1995, a consultant to, Quadrax Corporation, which he co-founded to engage in the manufacture and sale of advanced composite materials. Mr. Fisher was a tax and corporate partner in Boston, Massachusetts law firm of Foley, Hoag and Eliot, LLP, which is our legal counsel, and Assistant to the Chief counsel of the Internal Revenue Service in Washington, D.C. Mr. Fisher holds a BA in Economics from Northwestern University (1968) and a Juris Doctor from the University of Virginia Law School (1971).

Patrick O'Brien, Chief Executive Officer. Mr. O'Brien served as our vice president of marketing from November 1999 to February 2000, before being named chief executive officer in February 2000. He is co-founder of Student Success, Inc. (which was acquired by the Company in February 2000) and has served as its president since its inception in June 1996. From October 1993 through June 1996, he served as a vice president, and general manager at Union Camp Corporation's Branigar subsidiary, a developer of exclusive golf communities. From July 1990 to October 1993, Mr. O'Brien was the director of marketing for Branigar, managing national marketing efforts for two communities, running an in-house advertising agency and managing telemarketing and MIS operations. From 1985 through June 1990, Mr. O'Brien worked in brand management and marketing at The Procter & Gamble Company, serving as a brand manager of Crest Toothpaste during this period. He is the author of three teen "success" books and has been featured in the New York Times, USA Today and CBS News. Mr. O'Brien graduated magna cum laude from Miami University with BS degrees in Finance and Accounting
(1985). Mr. O'Brien resigned on September 1, 2000 and is now a full-time consultant to the Company.

Bradford J. Baker, President. Mr. Baker served as our vice president of sales from November 1999 to March 2000 and president of the Company thereafter. He is a co-founder of Student Success, Inc. and has served as its chief operating officer and vice president of sales since its inception in June 1996. From October 1990 through June 1996, Mr. Baker served as vice president and general manager of Graphic Management, a printing communications and graphic arts company. From October 1988 to September 1990, he served as brand manager at Kraft, launching several new products and building national distribution for the Tombstone Pizza brand. From June 1986 to September 1988, he served as an assistant brand manager at The Procter & Gamble Company, helping integrate several acquired brands into that company. Mr. Baker graduated magna cum laude with a BS degree in Economics from Harvard (1986). Mr. Baker resigned on September 1, 2000 and is now a full-time consultant to the Company.

Nancy Gleason, Vice President, Corporate Sales. Ms. Gleason served as our vice president, college relations since June 1999 and as our vice president, corporate sales since March of 2000. Ms. Gleason served as vice president of marketing of our predecessor from November 1997 to June 1999. Ms. Gleason has had substantial experience in developing and managing sales organizations as well as in the development of marketing strategy and marketing administration. Ms. Gleason has held senior sales and marketing positions with Augat, Inc., Anaconda Industries and Nordson. Ms. Gleason holds a BS in Business Management from Providence College (1977).

Richard M. Wessels II, Vice President, Marketing and Content. Mr. Wessels has served as our vice president of marketing and content since February 2000. From 1998 through January 2000, he served as director of strategic alliances for Internet Broadcasting Systems, Inc., a national network of locally focused Internet news and community portal Web sites. At IBS, Mr. Wessels was responsible for business development profit and loss analysis, strategic analysis and negotiations. From 1994 through 1998, he served as chief executive officer of Access Point Interactive, Inc., a virtual community Web site builder and a TV news-to-Internet publishing software developer, which he founded. During his tenure at API, Mr. Wessels created theAntenna.com, the television and radio industry's most read source of Internet broadcasting analysis. Mr. Wessels holds a BS in Communications from James Madison University and a MS in Communications Management from the University of Tennessee.

Douglas J. Bush III, Vice President, Business Development. Mr. Bush has served as our vice president of business development since September 1999. From January 1996, he has served as chief financial officer and corporate secretary for Online Scouting Network, Inc., an Internet-based athletic recruiting service for high school athletes. From May 1995 to December 1995, Mr. Bush served as senior consultant for Deloitte & Touche Consulting Group, focusing on business process reengineering for firms in the financial services sector. From August 1993 through May 1995, Mr. Bush attended the University of Pennsylvania's Wharton School of Business where he earned his MBA in Finance and Strategic Management
(1995).

Peter Barkman, Vice President and National Field Manager. Mr. Barkman has served as our vice president and national field manager since March 2000. From September 1999 through February 2000, Mr. Barkman served as our vice president of sales and national sales manager. From November 1995 through August 1999, he has served as vice president of sales and marketing for Online Scouting Network, Inc., an Internet-based athletic recruiting service for high school athletes. From September 1993 to November1995, Mr. Barkman was vice president of sales and national sales manager for Interior Acoustics Inc., which provides acoustical solutions in the workplace. From September 1990 to September 1993, Mr. Barkman was senior business manager for College Pro Painters Inc, the largest residential painting company in North America. Mr. Barkman holds a BS in Marketing from St. John's University (1990).

Jeffrey Cunningham. Mr. Cunningham was one of our directors from November 1999 to September 14, 2000. Since April 2000, he has been Chairman of the Board of iLife.com, a leader in creating, producing, broadcasting and syndicating personal finance information for online consumers through a broad portfolio of Web sites. From December 1998 through March 2000, Mr. Cunningham has served as president and chief executive officer of MyWay.com, a majority owned subsidiary of CMGI, Inc. MyWay.com is a provider of custom Web portal solutions. From June 1980 through July 1998, Mr. Cunningham served as group publisher and publisher of Forbes Magazine, publisher of American Heritage Media, and worldwide sales director for Forbes Inc., the magazine and online publisher. From June 1976 through July 1980, Mr. Cunningham served as Eastern advertising and marketing director for Business Week, a McGraw-Hill company. Mr. Cunningham holds a BA with honors from Binghamton University (1974) and a degree in Finance and Accounting management from the University of Pennsylvania's Wharton School of Business (1992). Mr. Cunningham resigned from the board on September 14, 2000.

Bert Hensley. Mr. Hensley has been one of our directors since November 1999. Mr. Hensley is our Class I director and serves until our next annual meeting or until his successor is elected and qualified. Since August 1997, he has served as the president and chief executive officer of Morgan Samuels Company, a national executive search firm. From February 1993 to August 1997, Mr. Hensley was at Korn/Ferry International, an executive search firm, where he served as vice president and led the industrial practice for that firm's Los Angeles office. From February 1991 to February 1993, he was a general partner of Meridian Strategies, Inc., a strategic consulting and venture management firm. While at Meridian, he served a broad range of clients on engagements involving corporate strategy, mergers, acquisitions and divestitures, organization analysis and design, and process and systems improvement. From February 1990 to February 1991, Mr. Hensley was a building and project manager at LaSalle Partners, a real estate management and advisory firm. From September 1988 to February 1990, he was an associate brand manager for Kraft-General Foods. From May 1983 to August 1988, Mr. Hensley served in the United States Army Aviation Branch, where he held various leadership and staff positions, including pilot, aviation detachment commander, battalion adjutant and brigade war plans officer. Mr. Hensley holds a JD from Loyola Law School (1993), a MS in Business Administration from Boston University (1987), and a BS in Engineering from West Point (1983).

Mark Rogers. Mr. Rogers has been one of our directors since February 1999 and served as a director of our predecessor from April 1998 to February 1999. Mr. Rogers is a Class II director who serves until our 2001 annual meeting or until his successor is elected and qualified. Since 1989, Mr. Rogers has been a principal in NFT Ventures, including acting as interim chief executive officer and chief financial officer as well as managing the venture capital fund. Mr. Rogers serves as an advisor to several computer software companies in California, Utah and Texas and is a director of several other high-tech companies. Mr. Rogers holds a BBA from Pace University (1981).

Kevin J. High. Mr. High has been one of our directors since February 1999. Mr. High served as our president from February 1999 until November 11, 1999. Mr. High is a Class III director and serves until our 2002 annual meeting or until his successor is elected and qualified. Mr. High was a co-founder of our predecessor, where he served as vice president from April 1996 to December 1996 and from December 1996 to February 1999 as chief executive officer. From April 1991 to April 1996, Mr. High served as branch manager of the Middletown, Rhode Island office of the Corporate Securities Group, Inc. Mr. High served as a vice president of Shearson Lehman Brothers, a national brokerage firm, from August 1989 to April 1991.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and change in ownership with the Securities and Exchange Commission and The Nasdaq Stock Market. Officers, directors and greater-than-ten percent stockholders are required by Securities and Exchange Commission regulations to furnish us with all Section 16(a) forms they file. Based solely on review of the copies of such forms received by CollegeLink, we believe that during the fiscal year ended June 30, 2000, all officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements, except that each of Bradford J. Baker, Peter J. Barkman, Douglas J. Bush, III, Jeffrey Cunningham, Bert Hensley, Timothy H. Jemison, and Patrick S. O'Brien omitted to file timely Forms 3 to report their initial statement of beneficial ownership of the Company's securities when they first became officers or directors of the Company in September and November 1999, and each of Messrs. Baker and O'Brien omitted to file a timely report on Form 4 to report the issuance of Common Stock in connection with the merger with Student Success, Inc. in February 2000. Each of the initial statements of beneficial ownership and each of the transactions have now been reported on Form 3 or 4.

Item 10. Executive Compensation

Director Compensation

Outside directors who are not principals of stockholders which own more than 10% of our common stock receive an annual option to purchase 10,000 shares of our common stock. The price is determined as the closing bid price of the stock on the date of our annual meeting. Further, each director entitled to a grant of options receives compensation of $1,000 for each meeting attended. All directors receive reimbursement for out-of-pocket expenses incurred in attending meetings of the Board.

Executive Compensation Summary

The following table sets forth the total compensation paid or accrued for our chief executive officer and our four other most highly compensated executive officers who were employed by us at June 30, 2000, excluding officers paid less than $100,000 annually (collectively, the "Named Executive Officers").


                                             ANNUAL COMPENSATION
                                            -----------------------
NAME AND                                               OTHER ANNUAL      SECURITIES         ALL OTHER
PRINCIPAL POSITION    FISCAL YEAR ENDED     SALARY     COMPENSATION  UNDERLYING OPTIONS   COMPENSATION
------------------    -----------------     ------     ------------  ------------------   ------------

Richard A. Fisher       June 30, 2000      $222,845         --            100,000              --
  Chairman              June 30, 1999      $105,093         --            414,412              --
                        June 30, 1998      $ 60,622         --                 --              --

Patrick O'Brien         June 30, 2000      $ 83,147         --            200,000              --
  CEO

Kevin J. High           June 30, 2000      $193,825         --            100,000              --
  CEO,                  June 30, 1999      $126,040         --            414,412              --
  Investor Relations    June 30, 1998      $ 90,865         --                 --              --

Tom Burgess             June 30, 2000      $160,882         --            300,000              --
  President

Edward Hayes            June 30, 2000      $118,000         --                 --              --
  VP Finance

Lonergan Harrington     June 30, 2000      $101,111         --            500,000              --
  CTO


In addition to the above compensation, we paid personal life insurance premiums for Mr. Fisher and Mr. High of $18,762 and $15,396 respectively.

Item 11. Option Grants in Last Fiscal Year

The following table sets forth grants of stock options to each of the Named Executive Officers during the fiscal year ended June 30, 2000. No stock appreciation rights were granted during the fiscal year ended June 30, 2000.


                                             INDIVIDUAL GRANTS
                        --------------------------------------------------------      POTENTIAL REALIZABLE
                         NUMBER OF       PERCENT OF                                  VALUE AT ASSUMED ANNUAL
                        SECURITIES     TOTAL OPTIONS     EXERCISE                    RATES OF STOCK PRICE
                        UNDERLYING                        OR BASE                      APPRECIATION FOR
                         OPTIONS                           PRICE      EXPIRATION        OPTION TERM (2)
NAME                     GRANTED     FISCAL YEAR (1)     PER SHARE       DATE        5% ($)       10% ($)
----                    ----------   ---------------     ---------    ----------     ------       -------

Richard A. Fisher        100,000          4.53%          $ 5.00       9/1/2009
Kevin High               100,000          4.53%          $ 5.00       9/1/2009
Patrick O'Brien          200,000          9.06%          $ 4.00       2/10/2010
Lonergan Harrington      500,000         22.66%          $ 3.00       Expired
Tom Burgess              300,000         13.60%          $6.125       2/4/2001



(1) Based on an aggregate of 2,206,283 shares subject to options granted to employees during fiscal year 2000.

(2) These amounts represent hypothetical gains that could be achieved for the option if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% and 10% compounded annually from the date the option was granted to its expiration date and are not presented to forecast possible future appreciation, if any, in the price of our common stock. The gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise of the option or the sale of the underlying shares. The actual gains, if any, on the exercise of the option will depend on the future performance of our common stock, the optionee's continued employment through the vesting period applicable to the option and the date on which the option is exercised.

Option Exercises and Fiscal Year-End Values

The following table sets forth certain information regarding stock options exercised by Named Executive Officers in the fiscal year ended June 30, 2000, and exercisable and unexercisable stock options held as of June 30, 2000 by each of the Named Executive Officers. The value of unexercised in-the-money options has been calculated by determining the difference between the exercise price per share payable upon exercise of such options and the closing market price on June 30, 2000.


                                                    NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                   UNDERLYING UNEXERCISED         IN-THE-MONEY OPTIONS
                          SHARES                    OPTIONS AT YEAR-END            AT FISCAL YEAR-END
                         ACQUIRED     VALUE     ----------------------------   ---------------------------
                        ON EXERCISE  REALIZED   EXERCISABLE    UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
                        -----------  --------   -----------    -------------   -----------   -------------


Richard A. Fisher            --           --  314,412            200,000          $0             $0
Kevin J. High                --           --  314,412            200,000          $0             $0
Patrick O'Brien             ---        ---          0            200,000          $0             $0
Lonergan Harrington         ---        ---          0            500,000          $0             $0
Tom Burgess                 ---        ---          0            300,000          $0             $0





Item 12. Certain Relationships and Related Transactions

In fiscal year ended June 30, 2000, the Company's outside directors unanimously approved the transfer of certain developmental online conferencing technology known as learningevent developed by the Company to a corporation in exchange for one-third of its common stock and promissory notes in the aggregate amount of $120,000. The Company had previously discontinued all development with respect to this technology and had never engaged in any marketing or other efforts to sell it. Kevin High and Richard Fisher, two of the Company's directors and Lonergan Harrington, a former officer of the Company, own the remaining shares of common stock of the transferee corporation.

Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following documents are filed as part of the Report.

1.   Financial Statements (see index to financial statements)1.
2.   Financial Statement Schedule - None

(b) Reports on Form 8-K.

1.   Form 8-K, Current Report of Events, filed on April 5, 2000

(c)   Exhibits:
The following exhibits are filed as part of or incorporated by reference into this Report:

EXHIBIT   DESCRIPTION
-------   -----------

 2.1 Articles of Merger between the Company and Cytation Corporation, dated February 11, 1999(1)

 2.2 Plan of Merger of the Company and Cytation Corporation, dated February 11, 1999(1)

 2.3 Articles of Merger between CollegeLink.com Incorporated and ECI, Inc., dated August 10, 1999(2)

 2.4 Certificate of Merger of CollegeLink.com Incorporated and ECI, Inc., dated August 10, 1999(2)

 2.5 Agreement and Plan of Merger of the Company and ECI, Inc., dated August 10, 1999(2)

 2.6 Certificate of Ownership and Merger between the Company and CollegeLink.com Incorporated, dated November, 15, 1999(2)

 2.7 Agreement and Plan of Merger between the Company and CollegeLink.com Incorporated, dated November 15, 1999(2)

 3.1      Amended and Restated Certificate of Incorporation of the Company(2)

 3.2      By-Laws of the Company(2)

 4.1 Please see Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Certificate of Incorporation and By-Laws of the Company defining the rights of holders of the common stock of the Company

10.1 Series A Convertible Stock Purchase Agreement, dated April 2, 1999, between the Company and Provident Life and Accident Insurance Company (3)

10.2 Escrow Agreement by and among the Company, Gerald A. Paxton, Thomas J. Burgess and Eastern Bank and Trust Company dated as of August 10, 1999(2)

10.3 Registration Agreement by and among the Company, Gerald A. Paxton, Thomas J. Burgess and ECI, Inc., dated as of August 10, 1999(2)

10.4 Consulting Agreement by and among the Company, Gerald A. Paxton and CollegeLink.com Incorporated dated as of August 10, 1999(2)

10.5 Letter Agreement by and among the Company, ECI, Inc. and USA Group Noel-Levitz, Inc. dated as of July 28, 1999(2)

10.6 Registration Rights Agreement by and among the Company and USA Group Noel-Levitz, Inc. dated as of July 28, 1999(2)

10.7 Lease by and between Victoria S. Tarsagian and Web Services International, Inc. dated as of July 29, 1996(2)

10.8      1996 Stock Plan(2)

10.9      1999 Stock Option Plan(2)

10.10 Stock Purchase Agreement, dated September 30, 1999, between the Company and PNC Investment Corp.(2)

10.11 Marketing Services and Administrative Agreement, dated September 30, 1999, between the Company and PNC Investment Corp.(2)

10.12 Employment Agreement, dated February 11, 1999, between the Company and Richard Fisher(2)

10.13 Employment Agreement, dated February 11, 1999, between the Company and Kevin High(2)

10.14 Agreement, dated June 30, 1999, between the Company and the College Entrance Examination Board(2)

10.15     Form of Lock-Up Agreement(2)

10.16     Lease dated September 22, 1999 between the Company and Midview, LLC(2)

10.17 Agreement and Plan of Merger dated as of October 20, 1999 by and among Cytation.com Incorporated, CollegeLink.com, Incorporated, Student Success, Inc., Bradford J. Baker, Patrick S. O'Brien and the Patrick S. O'Brien Stock Trust(2)

10.18 Support Agreement dated as of October 20, 1999 by and between the Company and Bradford J. Baker(2)

10.19 Support Agreement dated as of October 20, 1999 by and between the Company and Patrick S. O'Brien(2)

10.20 Support Agreement dated as of October 20, 1999 by and between the Company and the Patrick S. O'Brien Stock Trust(2)

10.21 Noncompetition and Employment Agreement dated as of October 20, 1999 among CollegeLink.com Incorporated, Cytation.com Incorporated and Bradford J. Baker(2)

10.22 Noncompetition and Employment Agreement dated as of October 20, 1999 among CollegeLink.com Incorporated, Cytation.com Incorporated and Patrick S. O'Brien(2)

10.23 Series A Convertible Preferred Stock Purchase Agreement, dated as of October 26, 1999, between the Company and Bost & Co.(2)

10.24 Partner Contract dated September 8, 1999 between Student Advantage, Inc. and CollegeLink.com(2)

10.25 FastWeb CollegeLink Agreement dated November 22, 1999 between FastWeb.com LLC and CollegeLink.com Incorporated(2)

10.26 Employment Agreement, dated as of July 1, 1999, between the Company and Thomas Burgess(2)

10.27 Amendment dated as of November 11, 1999, to Employment Agreement between Cytation.com Incorporated and Richard A. Fisher(2)

10.28 Amendment dated as of November 11, 1999, to Employment Agreement between Cytation.com Incorporated and Kevin J. High(2)

10.29 Consulting Agreement dated October 13, 1999, between Cytation.com Incorporated and Bruce Sundlun(2)

10.30    Series A Lock-Up Agreement(2)

21.1     List of Subsidiaries of the Company(2)

27.1     Financial Data Schedule

(1) Incorporated by reference from the Company's Form 8-K, Current Report, filed March 18, 1999, and later amended on April 2, 1999.

(2) Filed as Exhibit to the Company's Registration Statement No. 333-85079 on Form SB-2 and incorporated herein by reference.

(3) Incorporated by reference from the Company's Form 8-K, Current Report, filed April 27, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  September 27, 2000           COLLEGELINK.COM INCORPORATED


                                     By: /s/ RICHARD A. FISHER
                                        ----------------------
                                        Richard A. Fisher
                                        Chairman

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

      SIGNATURE                         DATE                   TITLE
      ---------                         ----                   -----

/s/ RICHARD A. FISHER            September 27, 2000    Chairman of the Board
---------------------                                  (Principal Executive,
RICHARD A. FISHER                                      Financial and Accounting
                                                       Officer)

/s/ KEVIN J. HIGH                September 27, 2000    Director
---------------------
KEVIN J. HIGH


/s/ MARK ROGERS                  September 27, 2000    Director
----------------------
MARK ROGERS