Form 10QSB
period 2000-09-30
COLLEGELINK COM INCORP
filed 2000-11-20
CIK 95047

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2000

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

Common Stock, $.001 Par Value - 15,090,934 shares as of September 30, 2000.


--------------------------------------------------------------------------------
                                                                       Page 1

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

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                          COLLEGELINK.COM INCORPORATED
                                 BALANCE SHEETS
--------------------------------------------------------------------------------

                                     ASSETS
                                                             September 30,          June 30,
                                                                2000                  2000
                                                             (Unaudited)           (Audited)
                                                             -------------        -----------
CURRENT ASSETS:
  Cash                                                       $   355,095          $ 2,236,430
  Accounts receivable, net                                       497,078              422,005
  Notes receivable, stockholders, current portion                180,000               60,000
  Note receivable, other                                             --                89,170
  Prepaid expenses and other current assets                      279,877              158,490
                                                             -----------          -----------

  Total Current Assets                                         1,312,050            2,966,095
                                                             -----------          -----------
PROPERTY AND EQUIPMENT, Net                                      733,011              759,829
                                                             -----------          -----------

OTHER ASSETS:
 Notes receivable, stockholders, less current portion                --               120,000
 Goodwill, net                                                15,984,488           16,266,737
 Other intangible, net                                           891,683              943,126



--------------------------------------------------------------------------------


                                     ASSETS
                                                             September 30,          June 30,
                                                                2000                  2000
                                                             (Unaudited)           (Audited)
                                                             -------------        -----------
 Website development costs, net                                  346,822              378,350
                                                             -----------          -----------
                                                              17,222,993           17,708,213
                                                             -----------          -----------
TOTAL ASSETS                                                 $19,268,054          $21,434,137
                                                             ===========          ===========


                                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                      $   421,008          $   698,005
  Unearned revenue                                               238,293              205,883
                                                             -----------          -----------

   TOTAL LIABILITIES                                             659,301              903,888
                                                             -----------          -----------

COMMITMENTS AND CONTINGENCIES                                         --                   --

STOCKHOLDERS' EQUITY:
 Series A convertible preferred stock, $4.00 stated
  value, $0.01 par value; 2,500,000 shares authorized,
  1,140,000 shares issued and outstanding                      4,584,980            4,584,980
 Series B convertible preferred stock, $7.625 stated
  value, $0.01 par value; 300,000 shares authorized,
  -0- and 279,771 shares issued and outstanding                       --            4,175,000
 Series C convertible preferred stock, $4.00 stated
  value, $0.01 par value; 1,000,000 shares authorized,
  1,000,000 shares issued and outstanding                      4,000,000            4,000,000
 Common stock, $0.001 par value, 100,000,000 shares
  authorized, 15,090,934 and 14,480,564 shares
  issued and outstanding, respectively                            15,091               14,481
 Additional paid-in capital                                   24,337,952           20,077,354
 Deferred compensation                                          (266,908)            (246,484)
 Accumulated deficit                                         (14,062,362)         (12,075,082)
                                                            ------------         ------------
  TOTAL STOCKHOLDERS' EQUITY                                  18,608,753           20,530,249
                                                            ------------         ------------

  TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                $ 19,268,054         $ 21,434,137
                                                            ============         ============

                          COLLEGELINK.COM INCORPORATED
                            STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                                                        2000                    1999
                                                                    ------------            ------------
REVENUES:
 College and high school programs                                   $   716,828             $    125,680
 Web site hosting and web services                                           --                  133,751
 Other revenues                                                          46,558                    6,654
                                                                    -----------             ------------
                                                                        763,386                  266,085


--------------------------------------------------------------------------------

                                                                        2000                    1999
                                                                    -----------             ------------
COST OF GOODS SOLD                                                      790,560                       --
                                                                    -----------             ------------

   GROSS PROFIT                                                         (27,174)                 266,085
                                                                    -----------             ------------
OPERATING EXPENSES:
 Technology                                                             390,021                  143,038
 Depreciation and amortization                                          418,763                  111,591
 Sales and marketing                                                    388,075                  254,828
 General and administrative                                             688,531                1,117,769
                                                                    -----------              -----------
   TOTAL OPERATING EXPENSES                                           1,885,390                1,627,226
                                                                    -----------              -----------

   OPERATING INCOME (LOSS)                                           (1,912,564)              (1,361,141)
                                                                    -----------              -----------
OTHER INCOME (EXPENSES)
 Interest income, net                                                    14,454                       --
 Write-off of note receivable                                           (89,170)                      --
                                                                    -----------              -----------

   TOTAL OTHER INCOME (EXPENSES)                                        (74,716)                      --
                                                                    -----------              -----------
   INCOME (LOSS) BEFORE INCOME TAXES                                 (1,987,280)              (1,361,141)

INCOME TAXES                                                                 --                       --
                                                                    -----------              -----------
   NET INCOME (LOSS)                                                $(1,987,280)             $(1,361,141)
                                                                    ===========              ===========
Net Loss Per Share (Basis and Diluted)                              $     (0.13)             $     (0.14)
                                                                    ===========              ===========

Weighted Average Common Shares Outstanding                           14,767,082                9,485,324
                                                                    ===========              ===========



                          COLLEGELINK.COM INCORPORATED
                            STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)
--------------------------------------------------------------------------------


                                                                        2000                    1999
                                                                    -----------              -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                  $(1,987,280)             $(1,361,141)
 Adjustments to reconcile net income (loss) to net cash
  used in operating activities:
    Depreciation and amortization                                       418,763                  111,591
    Stock-based compensation                                             65,784                  178,817
    Write-off of note receivable                                         89,170                       --
Changes in operating assets and liabilities:
    Accounts receivable                                                 (75,073)                (117,937)
    Prepaid expenses and others                                        (121,387)                 (32,365)



--------------------------------------------------------------------------------


                                                                        2000                    1999
                                                                    ------------             -----------
    Other assets                                                             --                  (64,210)
    Accounts payable and accrued expenses                              (276,997)                 573,974
    Unearned revenue                                                     32,410                  (35,000)
    Deferred rent credit                                                     --                   10,172
                                                                    -----------              -----------

     CASH FLOW PROVIDED BY (USED IN) OPERATING ACTIVITIES            (1,854,610)                (736,099)
                                                                    -----------              -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                   (26,725)                 (60,416)
  Payments for acquisitions                                                  --                 (706,243)
                                                                    -----------              -----------

     CASH FLOW PROVIDED BY (USED IN) INVESTING ACTIVITIES               (26,725)                (766,659)
                                                                    -----------              -----------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
  Proceeds from issuance of preferred stock                                  --                4,434,980
                                                                    -----------              -----------

     NET INCREASE (DECREASE) IN CASH                                 (1,881,335)               2,932,222

CASH, Beginning                                                       2,236,430                1,371,000
                                                                    -----------              -----------

CASH, Ending                                                        $   355,095              $ 4,303,222
                                                                    ===========              ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

 Cash paid during the periods for:
   Interest                                                         $        --              $        --
                                                                    ===========              ===========
   Taxes                                                            $        --              $        --
                                                                    ===========              ===========
 Non-cash investing and financing activities:
   Conversion of preferred stock to common stock                    $ 4,175,000              $        --
                                                                    ===========              ===========
   Options grant                                                    $    86,208              $        --
                                                                    ===========              ===========
   Stock issued for acquisition                                     $        --              $ 7,751,640
                                                                    ===========              ===========



                          COLLEGELINK.COM INCORPORATED

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. Basis of Presentation:

The accompanying unaudited financial statements of CollegeLink.Com Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to prepare them for inclusion as part of the Form 10QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements for the periods ended September 30, 2000 and 1999 are


--------------------------------------------------------------------------------
unaudited and include all adjustments necessary to a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report (Form 10KSB) filed with the Securities and Exchange Commission for the year ended June 30, 2000.

2.  The Company:

The Company provides an extensive range of in-school and online services directed at high school students and their parents, high school counselors, college admissions officers and corporations which target the teen marketplace.

3.   Going Concern:

As shown in the accompanying unaudited financial statements, the Company incurred a net loss of $1,987,280 during the period ended September 30, 2000. In addition, cash available at October 31, 2000 is able to support the Company's operations at present levels only through the middle of December 2000. The Company needs to raise more capital through public or private financing. The Company does not know if additional financing will be available or, if available, whether it will be available on attractive terms. If the Company does raise more capital in the future, it is probably that it will result in substantial dilution to its shareholders. These factors create substantial doubt as to the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the success of the capital offering or alternative financing arrangements. The Company is currently under preliminary discussions with potential buyers to sell the Company or one or more of its business segments. The financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going concern.

4.   Impairment of Intangible Assets:

As indicated in Note 3, the Company is in the preliminary discussions with potential buyers to sell the Company or one of its business segments. The unaudited financial statements include intangible assets in the amount of $17,222,993, which may be sold to the potential buyers for a value to be determined. As of September 30, 2000, it's not possible to estimate the impairment, if any, of such intangible assets at this time. Accordingly, the financial statements do not include any adjustments relating to the recoverability and impairment of the recorded assets.

5.  Income (Loss) Per Share:

The Company adopted SFAS No. 128, "Earnings per Share". SFAS No. 128 eliminates the presentation of primary and fully dilutive earnings per share ("EPS") and requires presentation of basic and diluted EPS. Basic EPS is computed by dividing income (loss)


--------------------------------------------------------------------------------
available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock and common stock equivalents outstanding for the period. Common stock equivalents are not included in the computation of diluted EPS for the periods ended September 30, 2000 and 1999 as such inclusion is antidiluted.

6.       Equity Transaction:

In August 2000, 279,771 shares of Series B convertible preferred stock were converted into 550,370 shares of common stock.

During the quarter ended September 30, 2000, the Company granted options to its employees to purchase 140,176 shares of its common stock at an exercise price of $0.01 per share, which is less than market value at the grant date. Accordingly, the Company recorded deferred compensation costs of $41,205 and recognized $45,003 in compensation expenses for the vested options.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

QUARTER ENDED SEPTEMBER 30, 2000 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1999.

Revenue. Revenues of approximately $717,000 from high school and college programs for the quarter ending September 30, 2000 were 470% greater than the same period last year because of the introduction of our "Making It Count" in-school presentation programs in September 2000. These programs were the principal asset of Student Success, Inc., which we acquired in February 2000. The remaining portion of our revenue, $46,558, related to the sales of our online application package to colleges, to ad development services offered to our sponsors, and to database list sales. We sold our web site hosting and web services businesses in our fiscal year 2000 and therefore did not generate any revenue from these sources during the quarter ending September 30, 2000. Revenue from web site hosting and web services businesses for the quarter ending September 30, 1999 was approximately $134,000.

Cost of Revenues. Our cost of revenues was $790,560 for the quarter ended September 30, 2000. These costs related entirely to the operation and administration of the "Making It Count" programs, which we did not offer in the quarter ending September 30, 1999.

Operating Expenses. Operating Expenses for the quarter ended September 30,
2000 were $1,885,390 compared to $1,627,226 for the quarter ended September 30, 1999, an increase of approximately 16%. This increase is attributable principally to the increase in the scope of our operations. In particular, the increase reflects a greater than 50% increase in our marketing and sales efforts and a 275% increase in depreciation and amortization expense as a result of the acquisitions of ECI, Inc. and Student Success, Inc. and a license from the Online Scouting Network, Inc. during the last fiscal year.

LIQUIDITY AND CAPITAL RESOURCES. Cash and accounts receivable available at October 31, 2000 are able to support our operations at present levels only through the middle of December

--------------------------------------------------------------------------------

2000. We therefore need to raise more capital through public or private financing. We do not know if additional financing will be available to us or, if it is available, whether it will be available on attractive terms. If we do raise more capital in the future, it is probably that it will result in substantial dilution to our stockholders. In addition, we have announced that we are seeking a buyer for the Company but that discussions are in preliminary stages and that it is too early to know whether the Company will engage in a transaction and if so, under what terms. Alternatively, we may seek to sell one or more of the Company's business segments. If we cannot raise more capital or find a buyer for the Company or one or more of its business segments, we may need to curtail our business activities, possibly quite substantially, or cease business operations entirely.

We wrote off a note receivable from Online Scouting Network, Inc. in the amount of approximately $89,000. In March 2000, we acquired a non-exclusive license to certain OSN technology and data in exchange for shares of our common stock and the note.

Net cash used in operating activities was $1,854,610 for the quarter ended September 30, 2000 and $736,099 for the quarter ended September 30, 1999. As of September 30, 2000 the Company had working capital of $743,224 compared to $3,669,717 as of September 30, 1999.

                            PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There are no pending claims against us regarding infringement of any patents or other intellectual property rights of others. We are not a party to any material pending legal proceedings, other than ordinary routine litigation incidental to our business.

ITEM 2. CHANGES IN SECURITIES.

On September 13, 2000, we issued 60,000 shares of our common stock in replacement of securities which we expect will be cancelled but which have not been cancelled as of November 13, 2000. In addition, we issued 140,176 incentive options to 25 employees to purchase our common stock exercisable at a nominal price.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION

None


--------------------------------------------------------------------------------

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits:

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


--------------------------------------------------------------------------------

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


--------------------------------------------------------------------------------
                                                                        Page 10

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

10.26 Employment Agreement, dated as of July 1, 1999, between the Company and Thomas Burgess(2)

10.27 Amendment dated as of November 11, 1999, to Employment Agreement between Cytation.com Incorporated and Richard A. Fisher(2)

10.28 Amendment dated as of November 11, 1999, to Employment Agreement between Cytation.com Incorporated and Kevin J. High(2)

10.29 Consulting Agreement dated October 13, 1999, between Cytation.com Incorporated and Bruce Sundlun(2)

10.30     Series A Lock-Up Agreement(2)

10.31 Consulting Agreement dated September 8, 2000 between CollegeLink.com and Bradford J. Baker(4)

10.32 Consulting Agreement dated September 8, 2000 between CollegeLink.com and Patrick S. O'Brien(4)

21.1      List of Subsidiaries of the Company(2)

--------------------------------------------------------------------------------

27.1      Financial Data Schedule

(1) Incorporated by reference from the Company's Form 8-K, Current Report, filed March 18, 1999, and later amended on April 2, 1999.

(2) Filed as Exhibit to the Company's Registration Statement No. 333-85079 on Form SB-2 and incorporated herein by reference.

(3) Incorporated by reference from the Company's Form 8-K, Current Report, filed April 27, 1999.

(4)       Filed herewith.


(b)       No reports on Form 8-K were filed during the quarter ended September
          30, 2000.


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has

--------------------------------------------------------------------------------
duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                       COLLEGELINK.COM INCORPORATED


                                       By: /s/ Richard A Fisher
                                       -----------------------------------------
                                       Richard A. Fisher
                                       Chairman


DATE: November 17, 2000


--------------------------------------------------------------------------------
                                                                        Page 13