Form 10KSB
period 2000-12-31
COLLEGELINK COM INCORP
filed 2001-04-19
CIK 95047

==============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB
(Mark One)
[ ] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required).
                                       or
[X] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required).
     For the transition period from July 1, 2001 to December 31, 2000.



                          COLLEGELINK.COM INCORPORATED
             (Exact Name of Registrant as Specified in its Charter)

                                    DELAWARE
                 (State or Other Jurisdiction of Incorporation)

0 5388                                                           16-0961436
(Commission File Number)                                         (I.R.S. Employer Identification Number)

251 Thames Street, No. 8, Bristol, RI                            02809
(Address of Principal Executive Offices)                         (Zip Code)

                                   401-254-8800
               (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:   None
Securities registered pursuant to Section 12(g) of the Act:   Common stock, $.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate approximate market value of the Registrant's common stock, par value $.001 per share, held by non-affiliates of the Registrant, based upon the closing price of $.08 on April 5, 2001, as reported by the American Stock Exchange, was approximately $1,229,333. For purposes of this disclosure, shares of Common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

The number of shares of Registrant's common stock, par value $.001 per share, outstanding at April 5, 2001 was 15,366,660.

Documents Incorporated By Reference

Form 8K, Change in Fiscal Year, filed on February 13, 2001

                          COLLEGELINK.COM INCORPORATED

                                   FORM 10-KSB
                     TRANSITION YEAR ENDED DECEMBER 31, 2001


This Annual Report on Form 10-KSB contains forward-looking statements with respect to CollegeLink.com Incorporated ("CollegeLink" or the "Company") that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements due to a number of factors, including those described herein and the documents incorporated herein by reference, and those factors described in "Special Considerations" and in Part II, Item 7 under "Factors that May Affect Future Results of Operations."

SPECIAL CONSIDERATIONS

The Company has signed an agreement with TMP Worldwide Inc. ("TMP") for the sale of substantially all of its assets to TMP. The Company expects to call a special meeting of its stockholders in May 2001 for the purposes of voting on this transaction and changing the name of the company to "Cytation Corporation." If the transaction is approved by the stockholders, the Company will sell to TMP all of its revenue producing assets. See "Our Company" and "Factors That May Affect Future Results of Operations."

At the special meeting, the stockholders will be asked to consider and act upon a proposal to approve the asset purchase agreement dated as of February 2, 2001, among TMP, the Company and the Company's wholly-owned subsidiary, CollegeLink Corporation. The purchase agreement provides that CollegeLink will sell substantially all of its assets (including all of its revenue generating assets) to TMP. The proposed purchase price is $5,400,000 in cash (subject to an estimated purchase price reduction of approximately $1,200,000) plus the assumption of approximately $1,500,000 in liabilities. CollegeLink has separately entered into agreements with former officers Patrick O'Brien and Bradford Baker, and expects to enter into an agreement with consultant Gerald Paxton, that will require CollegeLink to pay them approximately $1,012,500 soon after the closing of the sale of assets. After taking into account the estimated purchase price reduction of approximately $1,200,000 and the payments to Messrs. O'Brien, Baker and Paxton of approximately $1,012,500, the sale proceeds will be reduced to approximately $3,187,500. After taking into account $125,000 of bonuses to be awarded to other employees soon after the proposed sale, CollegeLink will have approximately $3,062,500 of cash and no significant liabilities.

At the special meeting, the stockholders also will be asked to consider and act upon a proposal to amend the certificate of incorporation of CollegeLink.com Incorporated to change its corporate name to "Cytation Corporation". If the sale of assets and the name change are approved by stockholders, then we will change our corporate name to "Cytation Corporation".

The proposal to sell CollegeLink's assets and to changes it name requires the affirmative vote of holders of a majority of the outstanding shares of our stock entitled to vote at the meeting.

Under the agreement with TMP, either party may terminate the transaction, among other reasons, if the closing does not occur on or before April 15, 2001. The Company believes that TMP will not terminate the transaction if the Company's stockholders approve the sale of assets and corporate name change at the meeting of stockholders to be called for that purpose and if, at the closing, the Company is able to deliver to TMP releases from the members of the putative class of plaintiffs in a class action filed on April 13, 2001 against the Company and certain of its officers and directors. See Item 3. Legal Proceedings. No assurance can be provided that TMP will not terminate the transaction.

In the event of the sale of assets to TMP is not completed, we believe that either (1) TMP will foreclose on our assets or (2) we will have to cease operations and possibly seek protection of the bankruptcy courts. In the event of bankruptcy, TMP or other bidders might be able to acquire CollegeLink's assets at a price that is lower than the price stated in the purchase agreement. See "Liquidity and Capital Resources" and "Factors That May Affect Future Results of Operations" If the Company files for bankruptcy, it is possible that stockholders will receive no value for their shares of stock in the Company.

In addition to claims for money damages in the class action, the complaint seeks a court order to impound the net proceeds that CollegeLink receives from its proposed transaction with TMP. If such a court order is issued, it is possible that CollegeLink would have to cease operations and terminate the employment of the few employees that CollegeLink had intended to retain after completion of the TMP transaction to implement its going forward business plan.

We do not currently meet the listing requirements for continued listing of our common stock on the American Stock Exchange. Although we are not currently the subject of a delisting proceeding at the American Stock Exchange, we plan to voluntarily delist from the American Stock Exchange promptly, and in any event within 30 days, after the closing of the sale of our assets to TMP. We expect that our common stock will trade on the Nasdaq Over the Counter Bulletin Board.

PART I

Item 1.   Business

OUR COMPANY

CollegeLink.com was incorporated under the laws of Delaware on November 1, 1999. CollegeLink.com is the surviving corporation of a merger that occurred on November 16, 1999, between CollegeLink.com and Cytation.com Incorporated, a New York corporation ("Cytation"). The primary purposes of this merger were to change Cytation's name and reincorporate as a Delaware company. CollegeLink's common stock trades on the American Stock Exchange under the symbol "APS".

Cytation was incorporated in 1969 and was originally known as Stylex Homes, Inc. Cytation conducted no business from 1992 until its March 5, 1999 merger with Cytation Corporation, a Rhode Island corporation formerly known as Web Services International, Inc. ("WSI"). WSI was incorporated in 1996 to market and host various forms of content on the World Wide Web and to provide dial-up access to the Internet. In December 1999, WSI discontinued most of its Web content development and distribution businesses and focused its operations on the development of an online training system.

CollegeLink made two significant acquisitions in fiscal year 2000 that changed substantially the scope of its business operations. In August 1999, we acquired ECI, Inc. ("ECI") through a merger into a subsidiary corporation. ECI, which conducted business as CollegeLink, was an e-commerce company that supplied products and services to college-bound students, their parents and colleges. In February 2000, we acquired Student Success, Inc. ("Student Success") through a merger into a subsidiary corporation. Student Success was a leading provider of onsite high school and college preparatory programs for students and their families under its Making College Count(R) and Making High School Count(TM) trademarks.

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

In the transaction with TMP Worldwide Inc., we are proposing to sell all of our revenue generating business, including our Making It Count division. This division accounted for approximately $1,366,000 in revenue for the fiscal year ended June 30, 2000, and $1,245,000 for the six month period ended December 31, 2000. As a consequence, we will have no revenue generation for the foreseeable future. We will, however, have expenses. We estimate our going forward expenses to be approximately $65,000 per month. These expenses consist of salary and benefits for three employees, insurance, our office lease and miscellaneous office expenses. One disadvantage of the proposed transaction is that if we are not able to identify and consummate another acquisition, we will eventually dissipate all our assets and our common stockholders will not have received any payments.

OUR MARKET

There are about 13,800,000 high school students in the United States. According to the National Center for Education Statistics, this number will increase to more than 15,500,000 over the next four years. Each year about 3,200,000 applicants submit more than 7,000,000 applications for undergraduate admission to nearly 3,400 U.S. colleges and universities. About 50% of these students apply for some form of financial aid. According to the Department of Education, it is expected that the total number of college bound students will continue to increase each year for the foreseeable future. Based on industry statistics, we believe colleges and universities spend about $3 billion annually to recruit and enroll students.

We believe our marketing programs and the data we collect from students at our "Making It Count" presentation programs and through our web sites are of substantial commercial interest to colleges and universities. Industry statistics indicate that teens spend in excess of $150 billion annually on discretionary purchases. We also believe that this spending power, coupled with the popular view that buying habits are often established during the teenage years, make our presentation programs of substantial commercial interest to our corporate sponsors.

OUR STRATEGY

Our strategy has been to leverage our face-to-face exposure to teens and their parents as well as our relationships with guidance counselors and college admissions professionals established one-on-one over the years to become the leading offline and online resource for student success programs. We intend to drive traffic from the classroom to our websites where we offer a broad range of targeted success-based content and services. We plan to build our brand and to reach an increasing number of high school students. We plan to continue to add high schools, colleges and universities through on-campus direct sales calls by sales personnel, corporate sponsorships, direct mailings, targeted periodical advertising, online and broadcast advertising, partnerships and various promotional campaigns.

OUR RELATIONSHIPS

We have entered into arrangements with thousands of high schools throughout the United States to offer our in-school presentation programs. We have also developed relationships with more than 900 colleges and universities to accept applications in their respective formats through our proprietary CollegeLink(R) "one-to-many" college application software. We have an agreement with PNC Bank, N.A., one of the largest student loan providers in the United States, to provide certain financial products and services to college bound students and their families through our CollegeLink.com Internet hub. We have an agreement with U.S. News & World Report pursuant to which we are its exclusive provider of online application services. We are continually seeking appropriate relationships to expand our service and product offerings.

MARKETING AND SALES

Marketing. Our marketing plan is to leverage our relationships with thousands of high schools and more than 900 colleges and universities to develop the premier in-school resource and Internet hub for delivering the success-oriented programs to the teen market. We are a company built on relationships requiring years to develop through one-on-one presentations -- not a technology company in search of relationships. As such, we believe we are positioned to capitalize on the benefits of the Internet in very real ways.

To serve our academic and corporate customers, we plan to continue to develop both our in-school and online business segments, finding synergies where they exist and leveraging each for the benefit of the other. We view our online initiatives -- principally the collection and sale of data -- as the most scaleable component of our business. We will use our in-school programs to drive traffic to our web sites to enhance our online programs.

Sales. The sale of corporate sponsorships for our "Making It Count" presentation programs are direct, utilizing experienced account executive employees. Commitments from high schools for in-school presentation programs are arranged by telephone from our Cincinnati office. Sales of marketing programs to colleges as well as adding colleges and universities to our basic membership program are also direct, utilizing a younger group of account executives to visit campuses in assigned regions. Data sales are planned to be through strategic partners, which specialize in academic and corporate markets.

OUR CUSTOMERS

Although we have numerous customers which include large corporations, colleges and universities, in the first five months of fiscal year 2001 Procter & Gamble accounted for approximately 49% of CollegeLink's total revenue and approximately 50% of the revenue from the "Making It Count" programs.

OUR COMPETITION

The market in which we operate is very competitive. We face direct competition for our college application service from a number of sources, the most significant of which are Apply!, Embark.com, CollegeNet, CollegeQuest and XAP. Apply!, owned by The Princeton Review, provides a CD-based college application product to students, primarily through a high school distribution scheme. Embark.com, CollegeNet, CollegeQuest and XAP are companies which allow students to complete and submit college applications electronically. Our CollegeLink(R) service also faces competition from traditional print media companies such as The Princeton Review, Petersons, a subsidiary of Thomson Corporation, and Kaplan Educational Centers, which provide offline information and resources such as self-help guides on college admission and selection, and from software companies already providing packaged software to educational institutions and professionals. Some of these companies have already moved to provide these resources on the Internet. We also face competition from educational not-for-profit and membership organizations such as ACT and The College Board(R) which already provide significant online information and other resources to students. The College Board(R) has announced plans to provide a broad range of college admissions, test preparation and related services on the Internet.

Our in school presentation programs face competition from a variety of sources including other providers of self-help and educational programs such as Kaplan, Barrons, Princeton Review, Houghton Mifflin and Learning Forum. While we have relationships with more than 900 colleges and universities and have significant exposure to large numbers of high school students and their families through our success-based in school presentation programs, we expect that these factors will not prevent additional competitors from entering the markets in which we operate with competing products and services. There are numerous websites available which offer resources to the high school and college-bound student market. Our current or future competitors may have greater resources, including contacts in the educational industry, than we currently have at our disposal. Our competitors may be more able to react more quickly to changes in technology in our industry and/or to expend greater time and funds than we can to develop and promote their products or services. Increased competition could result in pricing pressures, reduced margins or the failure of our products and services to achieve or maintain market acceptance.

OUR EMPLOYEES

As of December 31, 2000, we employed 63 persons full-time. None of our employees is represented by a union and we have never experienced a work stoppage. We consider our relations with our employees to be good.

Item 2. Properties

Our headquarters is located in Middletown, Rhode Island, where we occupy 3,200 square feet pursuant to a lease that expires in September 2001. No rent is currently payable under this lease. The Company also leases 5,900 square feet of office space and 3,300 square feet of warehouse space in Cincinnati, Ohio, from which it operates and administers all of the Making It Count programs, and 1,800 square feet in Bristol, Rhode Island used for administrative offices. The Company believes that these existing facilities are adequate to meet its current foreseeable requirements or that suitable additional or substitute space will be available on commercially reasonable terms.

Our corporate headquarters is at CollegeLink.com Incorporated, 251 Thames Street, Bristol, Rhode Island 02809. The telephone number at our corporate office is (401) 254-8800, and the facsimile number is (401) 254-2844. CollegeLink's websites are www.collegelink.com and www.makingitcount.com.

Item 3. Legal Proceedings

There are no pending claims against us regarding infringement of any patents or other intellectual property rights of others.

On April 13, 2001, a group of CollegeLink stockholders commenced a purported class action litigation against CollegeLink. The putative class of plaintiffs is purportedly comprised of the 48 former stockholders of ECI, Inc., including class representatives Mr. Theodore Johnson and Mr. Joseph Tomlinson. The putative class claims damages of approximately $3,500,000 (which could possibly be doubled or trebled if the class proves a violation of the Massachusetts consumer protection act), purportedly arising from the failure of CollegeLink and its officers and directors to register for resale the CollegeLink shares issued to the putative class members in connection with CollegeLink's acquisition of ECI in 1999, as allegedly required by an agreement to which CollegeLink is a party. If Mr. Johnson and Mr. Tomlinson prove these claims, or if the parties agree to a settlement, CollegeLink would have to pay the claims from the approximately $3,000,000 of net proceeds from the proposed sale of its assets to TMP, thereby directing all, or a portion, of the proceeds to the 48 plaintiffs. In addition to claims for money damages, the complaint seeks a court order to impound the net proceeds that CollegeLink receives from its proposed transaction with TMP. If Mr. Johnson and Mr. Tomlinson obtain such a court order, it is possible that CollegeLink would have to cease operations and terminate the employment of the few employees that CollegeLink had intended to retain after completion of the TMP transaction to implement its going forward business plan. It is also possible that the Company may seek bankruptcy protection. CollegeLink intends to vigorously defend itself against all of the claims raised in the complaint.

We are not a party to any other material pending legal proceedings, other than ordinary routine litigation incidental to our business.

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

      Transition Year Ended December 31, 2000                      High                Low
                                                                   ----                ---
          First Quarter ended September 30, 2000                   $1.13              $ .44
          Second Quarter ended December 31, 2000                   $ .44              $ .03

At April 5, 2001, the Company had 1,405 holders of record of its common stock. Some shares are held by various investment and other firms in street name. The Company estimates the number of beneficial owners of the Company's common stock at April 5, 2001 to be 1,726.

The market price of the Company's common stock has been volatile and has declined substantially during the year. For a discussion of the factors affecting the Company's stock price, see "Factors that may affect future results of operations -- possible volatility of stock price."

The Company has not paid cash dividends on its common shares or other securities. The Company has not paid the dividend to the holders of its Series A and Series C Convertible Preferred Stock for any quarter ending after March 31, 2000.The Company currently anticipates that it will retain all of its future earnings for use in the operation of its business and does not anticipate paying any cash dividends on its common shares in the foreseeable future.

Item 6.   Management's Discussion and Analysis or Plan of Operation

The following information should be read in conjunction with the historical financial information and the notes thereto included in Items 6 and 8 of this 10-KSB. The following information should also be read in conjunction with the paragraphs included herein under the caption "SPECIAL CONSIDERATIONS."

This Management's Discussion and Analysis section and other parts of this Annual Report on Form 10-KSB contain forward-looking statements within the meaning of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. In addition, the Company has entered into an agreement to sell all of its revenue producing assets. Factors that might cause such a difference include, but are not limited to, those discussed below and in "Business." The forward-looking statements contained herein are made as of the date hereof, and we assume no obligation to update such forward-looking statements or to update reasons actual results could differ materially from those anticipated in such forward-looking statements.

RESULTS OF OPERATIONS
                     -

                                 Balance Sheets
                For the Transition Period Ended December 31, 2000
                        and the Year Ended June 30, 2000


                                                      ASSETS
                                                                                      December 31,      June 30,
                                                                                          2000            2000
                                                                                      ------------    ------------
CURRENT ASSETS:
   Cash                                                                               $    161,481    $  2,236,430
   Accounts receivable, net                                                                382,539         422,005
   Notes receivable, stockholders, current portion                                          35,000          60,000
   Note receivable, other                                                                     --            89,170
   Prepaid expenses and other current assets                                               276,635         122,128
                                                                                      ------------    ------------

      Total Current Assets                                                                 855,655       2,929,733
                                                                                      ------------    ------------

PROPERTY AND EQUIPMENT, Net                                                                571,072         759,829
                                                                                      ------------    ------------

OTHER ASSETS:
   Book right, net of accumulated amortization of $15,027 and $13,638, respectively         34,973          36,362
   Notes receivable, stockholders, less current portion                                       --           120,000
   Goodwill, net                                                                         4,245,897      16,266,737
   Other intangible, net                                                                      --           943,126
   Website development costs, net                                                          361,587         378,350
                                                                                      ------------    ------------

                                                                                         4,642,457      17,744,575
                                                                                      ------------    ------------

      TOTAL ASSETS                                                                    $  6,069,184    $ 21,434,137
                                                                                      ============    ============


                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                              $  1,188,560    $    698,005
   Notes payable                                                                           502,917            --
   Unearned revenue                                                                        715,207         205,883
                                                                                      ------------    ------------

      TOTAL LIABILITIES                                                                  2,406,684         903,888
                                                                                      ------------    ------------

COMMITMENTS AND CONTINGENCIES                                                                 --              --

STOCKHOLDERS' EQUITY:
   Series A convertible preferred stock, $4.00 stated value, $0.01 par value;
      2,500,000 shares authorized, 1,140,000 shares issued and outstanding               4,584,980       4,584,980
   Series B convertible preferred stock, $7.625 stated value, $0.01 par value;
      300,000 shares authorized, -0- and 279,771 shares issued and outstanding                --         4,175,000
   Series C convertible preferred stock, $4.00 stated value, $0.01 par value;
      1,000,000 shares authorized, 1,000,000 shares issued and outstanding               4,000,000       4,000,000
   Common stock, $0.001 par value, 100,000,000 shares authorized,
      15,302,535 and 14,480,564 shares issued and outstanding, respectively                 15,302          14,481
   Additional paid-in capital                                                           24,402,656      20,077,354
   Deferred compensation                                                                  (214,422)       (246,484)
   Accumulated deficit                                                                 (29,126,016)    (12,075,082)
                                                                                      ------------    ------------

      TOTAL STOCKHOLDERS' EQUITY                                                         3,662,500      20,530,249
                                                                                      ------------    ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $  6,069,184    $ 21,434,137
                                                                                      ============    ============

                             Statement of Operations
                For the Transition Period Ended December 31, 2000
         Compared to December 31, 1999 and the Year Ended June 30, 2000



                                                     For the Six Months     For the Year       For the Year    For the Six Months
                                                           Ended               Ended               Ended              Ended
                                                      December 31, 2000     June 30, 2000     June 30, 1999     December 31, 1999
                                                     ------------------     -------------     -------------    ------------------
                                                         (Audited)            (Audited)          (Audited)         (Unaudited)
REVENUES:
      College and high school programs                  $  1,245,000        $  1,365,790        $      --                 --
      Web site hosting and web services                       17,500             273,028            398,406            226,606
      Other revenues                                          82,829              24,909            163,515            221,125
                                                        ------------        ------------        -----------        -----------
                                                           1,345,329           1,663,727            561,921            447,731
COST OF GOODS SOLD                                         1,303,126             734,882               --               44,269
                                                        ------------        ------------        -----------        -----------

       GROSS PROFIT                                           42,203             928,845            561,921            403,462
                                                        ------------        ------------        -----------        -----------

OPERATING EXPENSES:
      Technology                                             331,119             464,120            337,997            337,600
      Depreciation and amortization                          324,196             906,840            131,545            357,413
      Sales and marketing                                    657,679           4,036,602            350,151          2,487,528
      General and administrative                           2,744,068           4,038,982          2,286,600          1,568,017
                                                        ------------        ------------        -----------        -----------

       TOTAL OPERATING EXPENSES                            4,057,062           9,446,544          3,106,293          4,750,558
                                                        ------------        ------------        -----------        -----------

       OPERATING LOSS                                     (4,014,859)         (8,517,699)        (2,544,372)        (4,347,096)
                                                        ------------        ------------        -----------        -----------

OTHER INCOME (EXPENSES)
      Interest income, net                                    11,667             121,119            (42,053)            27,806
      Write-off of uncollectible notes receivable           (114,170)               --                 --                 --
      Loss on disposal of property and equipment            (116,016)               --                 --                 --
      Assets impairment                                  (12,817,556)                  0               --                 --
      Gain on sale of business units                            --               513,716               --              185,716
                                                        ------------        ------------        -----------        -----------

       TOTAL OTHER INCOME (EXPENSES)                     (13,036,075)            634,835            (42,053)           213,522
                                                        ------------        ------------        -----------        -----------

       LOSS BEFORE INCOME TAXES                          (17,050,934)         (7,882,864)        (2,586,425)        (4,133,574)

INCOME TAXES                                                    --                  --                 --                 --
                                                        ------------        ------------        -----------        -----------
       NET LOSS                                          (17,050,934)         (7,882,864)        (2,586,425)        (4,133,574)

PREFERRED STOCK DIVIDEND EARNED                              257,549             432,824             42,485               --
                                                        ------------        ------------        -----------        -----------

       NET LOSS ATTRIBUTABLE TO COMMON SHARES           $(17,308,483)       $ (8,315,688)       $(2,628,910)       $(4,133,574)
                                                        ============        ============        ===========        ===========

Net Loss Per Share (Basis and Diluted)                  $      (1.15)       $      (0.73)       $     (0.40)       $     (0.43)
                                                        ============        ============        ===========        ===========

Weighted Average Common Shares Outstanding                15,016,136          11,392,911          6,531,153          9,678,207
                                                        ============        ============        ===========        ===========

REVENUE. Revenues were approximately 200% greater in the six months ended December 31, 2000 than for the six months ended December 31, 1999. This increase was attributable to the shift in our business focus as a result of the acquisitions of ECI, Inc. in August 1999 and Student Success, Inc. in February 2000 to the provision of online and offline services to students at transition points in their academic careers. Our web site hosting and web services business was discontinued in the six month period ended December 1999, and therefore no significant revenue related to these services has been recorded in the six month period ended December 31, 2000. We derived significantly all of our revenue in the six months ended December 31, 2000 in the amount of approximately $1,328,000 from our high school and college programs, including the "Making It Count" programs.

COST OF REVENUES. Our cost of revenues was approximately $1,303,126 in the six months ended December 31, 2000, all of which were incurred in connection with the operation and administration of our "Making It Count" programs. We accounted for all expenses incurred in operating our businesses in the six months ended December 31, 1999, as Operating Expenses rather than Cost of Revenues.

OPERATING EXPENSES. Operating expenses for the six months ended December 31, 2000 were approximately 15% less than for the six months ended December 31, 1999. This decrease is attributable to a reduction of our technology and marketing personnel as well as reduced technological development and marketing expenditures. Our technology expenditures decreased by 78% to $331,119 in the six months ended December 31, 2000 from $1,474,378 in the six months ended December 31, 1999. Our marketing expenditures decreased by 64% to $657,679 in the six months ended December 31, 2000 from $1,843,891 in the six months ended December 31, 1999. Our general and administrative expenditures increased by 145% to $2,744,068 in the six months ended December 31, 2000 from $1,119,145 in the six months ended December 31, 1999 as a result of increased overhead relating to the administration of our Making It Count programs and an overall increase in the scope of our operations.

INCOME. The operating loss for the six months ended December 31, 2000 was approximately $17,300,000, an increase of 318%, or approximately $13,167,000, over the operating loss of $4,133,000 for the six months ended December 31,1999. Approximately 97%, or $12,800,000, of the increase in the operating loss was attributable to goodwill impairment.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $2,488,172 for the six-month period ended December 31, 2000, and $3,725,315 for the six-month period ended December 31, 1999. As of December 31, 2000, CollegeLink had negative working capital of $1,551,029 compared to positive working capital of $2,025,845 as of December 31, 1999.

TMP has advanced $925,000 to CollegeLink and has indicated that it may continue to fund operating deficits through the closing. Some of these advances may have to be repaid at the closing through a reduction in the purchase price for the assets. TMP's advances are evidenced by interest bearing promissory notes and are secured by a lien on all of CollegeLink's assets.

Without the planned sale of assets to TMP, there is substantial doubt as to CollegeLink's ability to continue as a going concern. If the proposed sale of assets to TMP is not successfully consummated, CollegeLink expects that it may have to liquidate and may have to seek protection of the bankruptcy courts, in which event, the holders of CollegeLink.com's common stock and preferred stock should not expect to receive any payment on their securities in the ensuing liquidation of CollegeLink.

CollegeLink considered whether or not to liquidate the Company and distribute the proceeds to its stockholders. CollegeLink decided that such a liquidation and distribution would not be in the best interests of its common stockholders because its preferred stockholders have a liquidation preference of approximately $8,600,000. As a result, all proceeds from the sale of assets to TMP that would be available for distribution to stockholders would be paid to the preferred stockholders.

If the sale of assets to TMP is approved by the CollegeLink.com stockholders, CollegeLink's principal asset immediately after the closing will be the cash received in the sale. The sale of assets will significantly reduce CollegeLink's operating expenses. In the near term, CollegeLink will maintain a single office of approximately 1,500 square feet and a full-time staff of three employees. CollegeLink will examine business opportunities as they arise.

We anticipate a monthly burn rate of approximately $65,000 for CollegeLink if the proposed transaction is consummated. The following assumptions were used to calculate the monthly burn rate: (1) salary and related payments for base obligations to Richard Fisher and Kevin High pursuant to existing employment agreements each has with CollegeLink; (2) the current salary payment to CollegeLink's administrative assistant; (3) actual rent and common area charges under CollegeLink's lease for its premises in Bristol, Rhode Island; (4) utility and general expenses based on the previous three months at CollegeLink's premises in Bristol, Rhode Island; (5) insurance premiums based on existing policies for property, casualty, liability and officers and directors liability insurance; (6) legal and accounting fees based on previous expenditures, including those related to CollegeLink's reporting requirements under the Securities Exchange Act of 1934, reduced to reflect the expected reduced business activities of CollegeLink after the sale of its assets; and (7) anticipated travel expenses relating to reviewing business opportunities.

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

NEED FOR ADDITIONAL CAPITAL. Cash available at April 17, 2001 is able to support our operations at present levels only through May 1, 2001. If the transaction with TMP does not close, we have no expectation of being able to raise additional equity capital in a timeframe that would enable us to continue business operations. See "Special Considerations." Rather, we believe that either (1) TMP will foreclose on our assets or (2) we will have to cease operations and liquidate and possibly seek protection of the bankruptcy courts. In the event of bankruptcy, TMP or other bidders might be able to acquire CollegeLink's assets at a price that is lower than the price stated in the purchase agreement, and the Company's stockholders may receive nothing.

DELISTING FROM THE AMERICAN STOCK EXCHANGE. We do not currently meet the listing requirements for continued listing of our common stock on the American Stock Exchange. Although we are not currently the subject of a delisting proceeding at the American Stock Exchange, we plan to voluntarily delist from the American Stock Exchange promptly, and in any event within 30 days, after the closing of the sale of our assets to TMP. We expect that our common stock will trade on the Nasdaq Over the Counter Bulletin Board.

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

RECENT OPERATING LOSSES. We incurred an operating loss of $4,014,859 for the transition six month fiscal year ended December 31, 2000. We also incurred an operating loss of $8,517,669 in our fiscal year ended June 30, 2000 and $2,544,372 in our fiscal year ended June 30, 1999. We expect to record a net loss in the first quarter of fiscal 2001. We have never been profitable and may not be profitable in the future.

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

POSSIBLE VOLATILITY OF STOCK PRICE. The market price of our common stock has been, and may continue to be, volatile. We believe that factors such as announcements of developments related to the our business, fluctuations in the our operating results, failure to meet securities analysts' expectations, general conditions in the marketplace, announcement of technological innovations, new systems or product enhancements by the Company or its competitors, fluctuations in the level of development funding, acquisitions, changes in governmental regulations, developments in patents or other intellectual property rights and changes in the our relationships with customers could cause the price of the our common stock to fluctuate substantially. In addition, in recent years the stock market in general, and the market for small capitalization and high technology stocks in particular, has experienced extreme price fluctuations (and recently, severe declines) which have often been unrelated to the operating performance of affected companies. Such fluctuations could adversely affect the market price of our common stock.

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

INTELLECTUAL PROPERTY PROTECTION AND INFRINGEMENT. Our ability to compete successfully is dependent in part upon our ability to protect our proprietary technology and information. Although we attempt to protect its proprietary technology through copyrights, trade secrets and other measures, there can be no assurance that these measures will be adequate or that competitors will not be able to develop similar technology independently. Litigation may be necessary to enforce or determine the validity and scope of our proprietary rights, and there can be no assurance that our intellectual property rights, if challenged, will be upheld as valid. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition and operating results, regardless of the outcome of the litigation.

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

Item 7.   Financial Statements and Supplementary Data

Our Financial Statements and related Report of Independent Auditors are presented in the following pages. The Financial Statements filed in this Item 7 are as follows:

      Report of Independent Auditors
      Balance Sheets as of December 31, 2000 and June 30, 2000
      Statements of Operations for the Transition Periods Ended December 31, 2000 and 1999 and for the fiscal years ended June 30, 2000 and June 30, 1999
      Statement of Changes in Stockholders' Equity for the Transition Period Ended December 31, 2000 and the Years Ended June 30, 2000 and 1999 Statements of Cash Flows for the Transition Period Ended December 31, 2000 and for the Years Ended June 30, 2000 and 1999
      Notes to Financial Statements

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

                          COLLEGELINK.COM INCORPORATED

                          INDEX TO FINANCIAL STATEMENTS

                                                                              Page
                                                                              ----
REPORT OF INDEPENDENT AUDITORS                                                17

FINANCIAL STATEMENTS

   Balance Sheets                                                             17

   Statement of Operations                                                    19

   Statements of Changes in Stockholders' Deficit                             20

   Statements of Cash Flows                                                   21

NOTES TO FINANCIAL STATEMENTS                                              22-31

                         REPORT OF INDEPENDENT AUDITORS

                                                                January 19, 2001

The Board of Directors and Stockholders
CollegeLink.com Incorporated
Middletown, RI

We have audited the accompanying balance sheets of CollegeLink.com Incorporated as of December 31, 2000 and June 30, 2000, and the related statements of operations, changes in stockholders' deficit, and cash flow for the six months ended December 31, 2000 and for the years ended June 30, 2000 and 1999. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CollegeLink.com Incorporated at December 31, 2000 and June 30, 2000, and the results of its operations and its cash flows for the six months ended December 31, 2000 and for the years ended June 30, 2000 and 1999, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company incurred a net loss of $17,050,934 during the six months ended December 31, 2000, and the existing cash is insufficient to fund the Company's cash flow need for the next year. The Company has signed an agreement to sell substantially all of its assets. The net proceeds from the sale (before required escrows) are expected to be approximately $3,000,000, which the Company expects will be sufficient for its operations for the foreseeable future. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                                      /s/ Radin Glass & Co., LLP
                                                    Certified Public Accountants
                                                              New York, New York

                                 BALANCE SHEETS

                For the Transition Period Ended December 31, 2000
                        and the Year Ended June 30, 2000


                                     ASSETS
                                                                                          December 31,          June 30,
                                                                                              2000                2000
                                                                                          ------------        ------------
CURRENT ASSETS:
   Cash                                                                                   $    161,481        $  2,236,430
   Accounts receivable, net                                                                    382,539             422,005
   Notes receivable, stockholders, current portion                                              35,000              60,000
   Note receivable, other                                                                         --                89,170
   Prepaid expenses and other current assets                                                   276,635             122,128
                                                                                          ------------        ------------

      Total Current Assets                                                                     855,655           2,929,733
                                                                                          ------------        ------------

PROPERTY AND EQUIPMENT, Net                                                                    571,072             759,829
                                                                                          ------------        ------------

OTHER ASSETS:
   Book right, net of accumulated amortization of $15,027 and $13,638, respectively             34,973              36,362
   Notes receivable, stockholders, less current portion                                           --               120,000
   Goodwill, net                                                                             4,245,897          16,266,737
   Other intangible, net                                                                          --               943,126
   Website development costs, net                                                              361,587             378,350
                                                                                          ------------        ------------

                                                                                             4,642,457          17,744,575
                                                                                          ------------        ------------

      TOTAL ASSETS                                                                        $  6,069,184        $ 21,434,137
                                                                                          ============        ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                                  $  1,188,560        $    698,005
   Notes payable                                                                               502,917                --
   Unearned revenue                                                                            715,207             205,883
                                                                                          ------------        ------------

      TOTAL LIABILITIES                                                                      2,406,684             903,888
                                                                                          ------------        ------------

COMMITMENTS AND CONTINGENCIES                                                                     --                  --

STOCKHOLDERS' EQUITY:
   Series A convertible preferred stock, $4.00 stated value, $0.01 par value;
      2,500,000 shares authorized, 1,140,000 shares issued and outstanding                   4,584,980           4,584,980
   Series B convertible preferred stock, $7.625 stated value, $0.01 par value;
      300,000 shares authorized, -0- and 279,771 shares issued and outstanding                    --             4,175,000
   Series C convertible preferred stock, $4.00 stated value, $0.01 par value;
      1,000,000 shares authorized, 1,000,000 shares issued and outstanding                   4,000,000           4,000,000
   Common stock, $0.001 par value, 100,000,000 shares authorized,
      15,302,535 and 14,480,564 shares issued and outstanding, respectively                     15,302              14,481
   Additional paid-in capital                                                               24,402,656          20,077,354
   Deferred compensation                                                                      (214,422)           (246,484)
   Accumulated deficit                                                                     (29,126,016)        (12,075,082)
                                                                                          ------------        ------------

      TOTAL STOCKHOLDERS' EQUITY                                                             3,662,500          20,530,249
                                                                                          ------------        ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $  6,069,184        $ 21,434,137
                                                                                          ============        ============


                       See notes to financial statements.

                            STATEMENTS OF OPERATIONS

                For the Transition Period Ended December 31, 2000
         Compared to December 31, 1999 and the Year Ended June 30, 2000

                                                     For the Six Months     For the Year       For the Year    For the Six Months
                                                           Ended                Ended             Ended              Ended
                                                      December 31, 2000     June 30, 2000      June 30, 1999    December 31, 1999
                                                     ------------------     -------------      -------------   ------------------
                                                          (Audited)           (Audited)          (Audited)         (Unaudited)
REVENUES:
      College and high school programs                  $  1,245,000        $  1,365,790        $      --                 --
      Web site hosting and web services                       17,500             273,028            398,406            226,606
      Other revenues                                          82,829              24,909            163,515            221,125
                                                        ------------        ------------        -----------        -----------
                                                           1,345,329           1,663,727            561,921            447,731
COST OF GOODS SOLD                                         1,303,126             734,882               --               44,269
                                                        ------------        ------------        -----------        -----------

       GROSS PROFIT                                           42,203             928,845            561,921            403,462
                                                        ------------        ------------        -----------        -----------

OPERATING EXPENSES:
      Technology                                             331,119             464,120            337,997            337,600
      Depreciation and amortization                          324,196             906,840            131,545            357,413
      Sales and marketing                                    657,679           4,036,602            350,151          2,487,528
      General and administrative                           2,744,068           4,038,982          2,286,600          1,568,017
                                                        ------------        ------------        -----------        -----------

       TOTAL OPERATING EXPENSES                            4,057,062           9,446,544          3,106,293          4,750,558
                                                        ------------        ------------        -----------        -----------

       OPERATING LOSS                                     (4,014,859)         (8,517,699)        (2,544,372)        (4,347,096)
                                                        ------------        ------------        -----------        -----------

OTHER INCOME (EXPENSES)
      Interest income, net                                    11,667             121,119            (42,053)            27,806
      Write-off of uncollectible notes receivable           (114,170)               --                 --                 --
      Loss on disposal of property and equipment            (116,016)               --                 --                 --
      Assets impairment                                  (12,817,556)                  0               --                 --
      Gain on sale of business units                            --               513,716               --              185,716
                                                        ------------        ------------        -----------        -----------

       TOTAL OTHER INCOME (EXPENSES)                     (13,036,075)            634,835            (42,053)           213,522
                                                        ------------        ------------        -----------        -----------

       LOSS BEFORE INCOME TAXES                          (17,050,934)         (7,882,864)        (2,586,425)        (4,133,574)

INCOME TAXES                                                    --                  --                 --                 --
                                                        ------------        ------------        -----------        -----------
       NET LOSS                                          (17,050,934)         (7,882,864)        (2,586,425)        (4,133,574)

PREFERRED STOCK DIVIDEND EARNED                              257,549             432,824             42,485               --
                                                        ------------        ------------        -----------        -----------


       NET LOSS ATTRIBUTABLE TO COMMON SHARES           $(17,308,483)       $ (8,315,688)       $(2,628,910)       $(4,133,574)
                                                        ============        ============        ===========        ===========

Net Loss Per Share (Basis and Diluted)                  $      (1.15)       $      (0.73)       $     (0.40)       $     (0.43)
                                                        ============        ============        ===========        ===========

Weighted Average Common Shares Outstanding                15,016,136          11,392,911          6,531,153          9,678,207
                                                        ============        ============        ===========        ===========


                       See notes to financial statements.

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                 PREFERRED STOCK                COMMON STOCK              ADDITIONAL
                                            SHARES            AMOUNT        SHARES          AMOUNT      PAID-IN CAPITAL
                                           ---------        ----------    ----------        -------     ---------------
Balance - June 30, 1998                          543        $  542,500     3,482,556        $ 3,483        $  990,490

Conversion of preferred stock                   (543)         (542,500)      453,976            454           542,046
Issuance of shares for assets                                              1,345,350          1,345           145,954
Issuances of shares for compensation                                       1,372,070          1,372             1,008
Issuance of shares for services                                              559,438            559           376,391
Sales of common shares, less expenses                                        374,725            375           194,625
Effect of merger transaction                                               1,204,096          1,204             1,029
Issuance of shares with debt                                                 360,000            360           250,660
Issuance of Series A preferred stock         775,000         3,100,000
Dividends                                                                                                     (42,485)
Net loss
                                           ---------        ----------    ----------        -------       -----------

Balance - June 30, 1999                      775,000        $3,100,000     9,152,211        $ 9,152        $2,459,718

Issuance of Series A preferred stock         365,000         1,484,980
Issuance of stock in connection with
 with ECI merger                             279,771         4,175,000       659,005            659         2,882,488
Issuance of shares for services                                              170,624            171           386,521
Shares adjustment                                                             74,224             74               (74)
Issuance of Series C preferred stock       1,000,000         4,000,000
Issuance of shares in connection
 with public offering, net of costs                                        2,530,000          2,530         7,666,586
Issuance of shares in connection
 with SSI acquisition                                                      1,625,000          1,625         5,787,438
Issuance of shares for assets - OSN                                          225,000            225           618,525
Issuance of options for compensation                                                                          441,074
Amortization of deferred compensation
Preferred stock dividend                                                      44,500             45          (164,922)
Net loss
                                           ---------        ----------    ----------        -------       -----------
Balance - June 30, 2000                    2,419,771        12,759,980    14,480,564         14,481        20,077,354

Conversion of Series B preferred stock      (279,771)       (4,175,000)      550,370            550         4,174,450
Shares adjustment                                                             60,000             60               (60)
Issuance of shares and warrant                                               200,000            200            64,600
Exercise of options                                                           11,601             11               104
Issuance of options for services                                                                               86,208
Amortization of deferred compensation
Net income
                                           ---------        ----------    ----------        -------       -----------
Balance - December 31, 2000                2,140,000        $8,584,980    15,302,535        $15,302       $24,402,656
                                           =========        ==========    ==========        =======       ===========


                                             DEFERRED         RETAINED
                                           COMPENSATION       EARNINGS           TOTAL
                                           ------------     ------------      ------------
Balance - June 30, 1998                    $     --         $ (1,605,793)     $    (69,320)

Conversion of preferred stock                                                           --
Issuance of shares for assets                                                      147,299
Issuances of shares for compensation                                                 2,380
Issuance of shares for services                                                    376,950
Sales of common shares, less expenses                                              195,000
Effect of merger transaction                                                         2,233
Issuance of shares with debt                                                       251,020
Issuance of Series A preferred stock                                             3,100,000
Dividends                                                                          (42,485)
Net loss                                                      (2,586,425)       (2,586,425)
                                           ------------     ------------      ------------

Balance - June 30, 1999                    $     --         $ (4,192,218)     $  1,376,652

Issuance of Series A preferred stock                                             1,484,980
Issuance of stock in connection with
 with ECI merger                                                                 7,058,147
Issuance of shares for services                (142,500)                           244,192
Shares adjustment                                                                       --
Issuance of Series C preferred stock                                             4,000,000
Issuance of shares in connection
 with public offering, net of costs                                              7,669,116
Issuance of shares in connection
 with SSI acquisition                                                            5,789,063
Issuance of shares for assets - OSN                                                618,750
Issuance of options for compensation           (178,125)                           262,949
Amortization of deferred compensation            74,141                             74,141
Preferred stock dividend                                                          (164,877)
Net loss                                                      (7,882,864)       (7,882,864)
                                           ------------     ------------      ------------
Balance - June 30, 2000                        (246,484)     (12,075,082)       20,530,249

Conversion of Series B preferred stock                                                  --
Shares adjustment                                                                       --
Issuance of shares and warrant                                                      64,800
Exercise of options                                                                    115
Issuance of options for services                (86,208)                                --
Amortization of deferred compensation           118,270                            118,270
Net income                                                   (17,050,934)      (17,050,934)
                                           ------------     ------------      ------------
Balance - December 31, 2000                $   (214,422)    $(29,126,016)     $  3,662,500
                                           ============     ============      ============


                       See notes to financial statements.

                            STATEMENTS OF CASH FLOWS

                                                       For the Six Months    For the Year        For the Year
                                                             Ended              Ended               Ended
                                                       December 31, 2000     June 30, 2000      June 30, 1999
                                                       -----------------     -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                $(17,050,934)       $ (7,882,864)       $ (2,586,425)
 Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization                              324,196             906,840             131,545
   Stock-based compensation                                   183,070             581,282             384,308
   Loss in disposal of property and equipment                 116,016                --                 1,231
   Write-off of notes/accounts receivable                     114,170                --                89,800
   Assets impairment                                       12,817,556                --                  --
   Accrued interest on note payable                             2,917                --                  --
 Changes in operating assets and liabilities:
   Accounts receivable                                         39,466            (321,842)           (117,850)
   Prepaid expenses and others                                (34,507)            (73,241)            (72,372)
   Accounts payable and accrued expenses                      490,554             302,661              94,080
   Unearned revenue                                           509,324             170,884             (22,126)
                                                         ------------        ------------        ------------

    CASH FLOW USED IN OPERATING ACTIVITIES                 (2,488,172)         (6,316,280)         (2,097,809)
                                                         ------------        ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment                          (36,792)           (662,242)            (26,520)
 Proceeds from equipment disposals                               --                  --                 9,600
 Proceeds from rent deposit                                      --                  --                 5,050
 Issuance of notes receivable                                    --              (269,170)               --
 Payments for acquisitions                                       --            (4,497,847)               --
 Capitalization of website development costs                  (50,100)           (378,350)               --
                                                         ------------        ------------        ------------

    CASH FLOW USED IN INVESTING ACTIVITIES                    (86,892)         (5,807,609)            (11,870)
                                                         ------------        ------------        ------------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
 Proceeds from issuance of preferred stock                       --             5,484,980           3,100,000
 Principal repayments of capital lease obligations               --                  --               (11,049)
 Proceeds from note payable and debt                          500,000                --               251,021
 Repayments of note payable and debt                             --                  --               (58,071)
 Proceeds from issuance of common stock                           115           7,669,116             195,000
 Payments of dividends                                           --              (164,877)            (42,485)
                                                         ------------        ------------        ------------

    CASH FLOW PROVIDED BY FINANCING ACTIVITIES                500,115          12,989,219           3,434,416
                                                         ------------        ------------        ------------

    NET INCREASE (DECREASE) IN CASH                        (2,074,949)            865,330           1,324,737

CASH, Beginning                                             2,236,430           1,371,100              46,363
                                                         ------------        ------------        ------------

CASH, Ending                                             $    161,481        $  2,236,430        $  1,371,100
                                                         ============        ============        ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

 Cash paid during the periods for:
   Interest                                              $       --          $     14,156                 996
                                                         ============        ============        ============
   Taxes                                                 $       --          $      7,351              32,979
                                                         ============        ============        ============

 Non-cash investing and financing activities:
   Conversion of preferred stock to common stock         $  4,175,000        $       --                  --
                                                         ============        ============        ============
   Issuance of options for services                      $     86,208        $    462,401             462,401
                                                         ============        ============        ============
   Issuance of stock for preferred stock dividend                --                55,680              55,680
                                                         ============        ============        ============
   Stock issued for acquisition                          $       --          $ 13,465,960          13,465,960
                                                         ============        ============        ============


                       See notes to financial statements.

                          NOTES TO FINANCIAL STATEMENTS

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


2.     BASIS OF PRESENTATION

       As shown in the accompanying financial statements, the Company incurred a net loss of $17,050,934 during the six months ended December 31, 2000. In addition, cash available at December 31, 2000 is able to support the Company's operations at present levels only to February 2000. The Company needs to raise more capital through public or private financing. The Company does not know if additional financing will be available or, if available, whether it will be available on attractive terms. If the Company does raise more capital in the future, it is probably that it will result in substantial dilution to its stockholders. These factors create substantial doubt as to the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the success of the capital offering or alternative financing arrangements. The Company has signed an agreement to sell substantially all of its assets (see Note 12 for more detail). The net proceeds from this sale (before required escrows) are expected to be approximately $3,000,000, which the Company expects will be sufficient for its operations for the foreseeable future. The financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going concern.

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

       e. Advertising Costs - Advertising costs are expensed as incurred. Total advertising costs amounted to $172,244 and $1,937,095 for the six months ended December 31, 2000 and for the year ended June 30, 2000, respectively.

       f. Revenue Recognition - Revenues are recognized when services are performed. For the college and high school programs, the Company recognizes revenue over the program life, which generally is five to six months, taking into account the number of presentations completed and to be completed costs and contracts price. Deferred revenue represents unearned revenue for the uncompleted programs at the balance sheet date based upon number of presentations not yet completed. Prepaid program fees represent fees received in advances for programs not yet started.

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

       h. Loss Per Share - The Company adopted the provision of SFAS No. 128, "Earnings per Share". SFAS No. 128 eliminates the presentation of primary and fully dilutive earnings per share ("EPS") and requires presentation of basic and diluted EPS. Basic EPS is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock and common stock equivalents outstanding for the period. Common stock equivalents are excluded in the computation of diluted EPS for the six months ended December 31, 2000 and the year ended June 30, 2000 as such inclusion is antidiluted. The computations of basic and diluted EPS from continuing operations were as follows:

                                                            For the Six      For the Year Ended
                                                            months Ended          June 30,
                                                          December 31, 2000        2000
                                                          -----------------  ------------------
             Net Loss                                         $17,050,934       $ 7,882,864
             Preferred Stock Dividend Earned                      257,549           432,824
                                                              -----------       -----------
             Net Loss Attributable to Common Shares           $17,308,483       $ 8,315,688
             Weighted Average Common Shares Outstanding        15,016,136        11,392,911
                                                              -----------       -----------
             Net Loss per Share (Basic and Diluted)           $      1.15       $      0.73
                                                              ===========       ===========

       i. Accounting for Long-Lived Assets - The Company reviews long-lived assets, certain identifiable assets and any goodwill related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. At December 31, 2000, the Company believed that there had been no impairment of long-lived assets except an impairment of goodwill and other intangible assets (see Note 6 for further discussion).

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

       k. Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all short-term investments with an original maturity of three months or less to be cash equivalents. The

              Company may have cash balances in the bank in excess of the maximum amount insured by the FDIC through the period.

       l. Change of Year-End - The Company changes its year-end from June 30 to December 31.

       m. Website Development Costs - The Company follows EITF 00-2 as to its website development costs. EITF 00-2 requires certain website development costs to be expensed and others to be capitalized. The Company capitalized website development costs of $50,100 and $378,350 during six months ended December 31, 2000 and for the year ended June 30, 2000 in accordance with EITF 00-2, respectively. The capitalized costs were payroll and payroll taxes paid to the programmers after the planning stage. The website development costs is amortized over three years. Total amortization expense for the six months ended December 31, 2000 and the year ended June 30, 2000 were $66,864 and $-0-, respectively.

       n. Reclassifications - Certain accounts in the prior period financial statements have been reclassified for comparative purposes to conform with the presentation in the current period financial statements. These reclassifications have no effect on previously reported income.

4.     NOTES RECEIVABLE, STOCKHOLDERS AND OTHER

       Notes receivable at December 31, 2000 and June 30, 2000 consist of the following:

                                                                              December 31,     June 30,
                                                                                 2000           2000
                                                                              ------------    --------
      Note receivable from stockholder, due in monthly installment of
      $2,500 plus interest at 5% through May 1, 2001 (A).                      $   --         $ 25,000

      Note receivable from stockholder, principal and interest at 5% due
      on January 18, 2001.                                                       35,000         35,000

      Note receivable from stockholders, non-interest bearing.                     --          120,000

      Note receivable-other, due on demand with interest at 6%.  Balance
      at June 30, 2000 included accrued interest of  $2,175 (A).                   --           89,170
                                                                               --------       --------
                                                                                 35,000        269,170
      Less: Current Portion                                                        --          149,170
                                                                               --------       --------
             Notes Receivable, less Current Portion                            $ 35,000       $120,000
                                                                               ========       ========

       (A) During the period ended December 31, 2000, the Company determined that these notes would not be recoverable and therefore they were written off.

5.     PROPERTY AND EQUIPMENT

       Property and equipment at December 31, 2000 and June 30, 2000 consist of the following:

                                               December 31,    June 30,       Estimated
                                                  2000           2000        Useful Lives
                                               ------------    --------      ------------
          Computer and office equipment        $  644,961     $  608,733       3 years
          Furniture and fixtures                  333,559        332,992       7 years
          Leasehold improvements                     --          172,421       5 years
                                               ----------     ----------
                                                  978,520      1,114,146
          Less: accumulated depreciation          407,448        354,317
                                               ----------     ----------
          Property and Equipment, Net          $  571,072     $  759,829
                                               ==========     ==========

       Depreciation expense for the six months ended December 31, 2000 and for the year ended June 30, 2000 was $109,535 and $152,896 respectively.

6.    GOODWILL AND OTHER INTANGIBLE ASSETS

       The carrying value of intangible, as required by Statements of Financial Accounting Standard ("SFAS") No. 121, is reviewed if the facts and circumstances, such as significant declines in sales, earnings or cash flows, or a material adverse change in the business environment indicated that an impairment may have occurred. If there is an indication of such impairment, an evaluation of the estimated cash flows of the related entity is made, and, if impairment is indicated, a write down is made.

       The Company reviews long-lived assets, certain identifiable assets and any goodwill related to those assets for impairment whenever the conditions indicated in SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, require: a decrease in the market value of an assets, a change in use of the asset, a change in legal factors or business climate, accumulation of costs significantly in excess of original expectations or a current period loss combined with history of losses.

       During the period ended December 31, 2000, in view of the impending sale of substantially all of the assets of the Company as described in Note 12, the Company wrote down its intangible assets to the net proceeds of the sale. As a result, the Company recorded an impairment on its goodwill and other intangible assets of $12,817,556.

       Goodwill and other intangible assets at December 31, 2000 and June 30, 2000 consist of the following:

                                               December 31,        June 30,        Estimated
                                                  2000              2000          Useful Lives
                                               -----------       -----------      ------------
          Goodwill                             $ 4,392,307       $16,934,942       15 Years
          Technology                                  --           1,028,865        5 Years
                                               -----------       -----------
                                                 4,392,307        17,965,837
          Less: accumulated amortization           146,410           753,944
                                               -----------       -----------
                                               $ 4,245,897       $17,211,893
                                               ===========       ===========

       Amortization expense for the six months ended December 31, 2000 and for the year ended June 30, 2000 was $146,410 and $753,944, respectively.

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

       c.     Shares Issued for Services

              During the year ended June 30, 2000, the Company issued 120,624 shares of its common stock to unrelated parties for marketing and investing services, which shares were recorded at fair market value at the time of the agreements of $1.375 to $2.75 per share. In addition, the Company issued 50,000 shares of its common stock pursuant to an employment agreement.

       d.     Private Placement Offering

              In January 1999, the Company received $195,000, net of expenses, from the sales of 374,725 shares of its common stock in connection with the private placement offering.

       e.     Issuance of Series A Convertible Preferred Stock

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

              During the year ended June 30, 2000, the Company issued additional 365,000 shares of its Preferred A for $1,484,980.

       f.     Series C Convertible Preferred Stock

              In September 1999, the Company received $4,000,000 in exchange for 1,000,000 shares of 6% cumulative preferred stock designated as "Series C Convertible Preferred Stock" ("Preferred C") from PNC Bank Corp. Preferred C has a stated value of $4.00 per share, a par value of $0.01 per share and dividends payable quarterly. The Preferred C holder has the similar preference of Preferred A (see e. above).

       g.     Business Acquisitions

              On August 10, 1999, the Company acquired ECI, Inc. through a merger transaction. As consideration for the merger, the Company issued 550,809 shares of its common stock, 234,771 shares of its Series B Preferred Stock ("Preferred B") and paid $489 in cash. The Company also assumed approximately $800,000 of ECI, Inc.'s liabilities in connection with the merger. In addition, the Company settled a claim against ECI, Inc. in exchange for 108,196 shares of the Company's common stock and 45,000 shares of Preferred B. Total purchase price of approximately $8,000,000 including 659,005 shares of common stock, valued at $4.375 per share, 279,771 shares of Preferred B, valued at $4,175,000, assumption of liabilities and acquisition costs of approximately $180,000. The purchase price was allocated principally to goodwill which is being amortized over 15 years. Subject to certain terms and conditions, each share of Preferred B is convertible to such number of common stock as is determined by dividing $15 by the Conversion Price, as defined. In August 2000, 279,771 shares of Preferred B are converted to 550,392 shares of its common stock.

              On February 17, 2000, the Company acquired Student Success, Inc. ("SSI") through a merger transaction. As consideration for the merger, the Company issued 1,625,000 shares of its common stock, valued at $3.5625 per share, and $2,600,000 in cash to two stockholders/officers of SSI (the "Former Stockholders"). The Company also assumed approximately $200,000 of SSI's liabilities and incurred acquisition costs of approximately $55,000 in connection with the merger. The purchase price of approximately $9,000,000 was allocated principally to goodwill which is being amortized over 15 years. In addition, the Company entered into employment agreements with the Former Stockholders, whereby the Company granted each an option to purchase up to 200,000 shares of the Company's common stock with an exercise price of $4.00 per share.

              Both acquisitions were being accounted for using the purchase method. The operations of ECI and SSI have been included in the accompanying statements of operations since August 11, 1999 and February

              18, 2000, respectively. The unaudited results of operations, as if ECI and SSI had been acquired at the beginning of fiscal years ended June 30, 2000 and 1999, are as follows:

                                                                  For the Year Ended    For the Year Ended
                                                                    June 30, 2000         June 30, 1999
                                                                  ------------------    ------------------
                     Net revenues                                      $2,601,817            $1,741,662
                     Net loss                                          $8,265,425            $5,584,794
                     Net loss per share                                   ($0.76)               ($0.66)

       h.     Public Offering

              During the year ended June 30, 2000, the Company completed its public offering of its common stock, whereby the Company sold 2,530,000 shares at $4.00 per share, less underwriting and commission expenses. The Company incurred approximately $1,200,000 of direct expenses in connection with this offering.

       i.     Shares Issued for Settlement

              On October 5, 2000, the Company settled a possible claim by several preferred A holders emanating from the Company's failure to file a Registration Statement covering approximately 110,000 shares of common stock underlying the Preferred A stock purchased by these holders, whereby the Company issued 200,000 shares of restricted common stock to these holders, reduced the exercise price of 23,000 previously issued warrants from $4.00 to $1.45 per share, and granted an additional warrant to one of the holder to purchase 10,000 common shares at $1.45 per share (see j. below).

       j.     Options and Warrants

              During the six months ended December 31, 2000 and the year ended June 30, 2000, the Company granted to its employees five-year options to purchase 140,176 and 165,000 shares, respectively, of its common stock with an exercise price less than market value. As a result, the Company recorded deferred compensation of $86,208 and $178,125 and recognized $86,208 and $26,241 in compensation expenses for these options, respectively. The remaining deferred compensation will be amortization over the vesting period.

              During the year ended June 30, 2000, the Company granted certain consultants options to purchase 98,320 shares of its common stock at exercise price ranging from $4.00 to $7.625 per share. Accordingly, the Company recorded consulting costs of $262,949 based on the Black-Scholes Option Price Model.

              Furthermore, the Company granted - 0- and 2,027,963 options to its employee with exercise prices equal to or greater than the market value of the stock at the grant dates during the six months ended December 31, 2000 and the year ended June 30, 2000, respectively.

              Exercise prices for options outstanding at December 31, 2000 and June 30, 2000 range from $0.01 to $7.625 and $1.25 to $7.625. The number of options exercisable and weighted average exercise price for options exercisable at December 31, 2000 and June 30, 2000 was 1,829,932 and $4.15 and 632,157 shares and $3.62, respectively.

              The following table summarizes the changes in options outstanding and the related price ranges for shares of the Company's common stock:

                                                                                      Weighted
                                                                                      Average
                                                                      Shares       Exercise Price
                                                                    --------       --------------
                            Outstanding at June 30, 1999            1,441,186        $   4.32
                                Granted                             2,291,283            4.00
                                Exercised                                --
                                Expired or cancelled                 (414,917)           4.32
                                                                    ---------
                            Outstanding at June 30, 2000            3,317,552            3.98
                                Granted                               140,176            0.01
                                Exercised                             (11,601)           0.01
                                Expired or cancelled               (1,616,195)           3.44
                                                                    ---------
                            Outstanding at December 31, 2000        1,829,932            4.15
                                                                    =========

              During the six months ended December 31, 2000, the Company granted to a Preferred A holder a warrant to purchase 10,000 shares of its common stock at an exercise price of $1.45 per share (see i. above). The warrant is valued at $0.23 per share under the Black-Scholes option-pricing model. At of December 31, 2000, the changes in warrants outstanding and related price ranges are as follows:

                                                                     Weighted Average
                                                          Shares      Exercise Price
                                                         ---------   ----------------
                  Outstanding at June 30, 1999           1,268,683       $2.77
                      Granted                                 --
                      Exercised                               --
                      Expired or cancelled                    --
                                                         ---------
                  Outstanding at June 30, 2000           1,268,683        2.77
                      Granted                               10,000        1.45
                      Exercised                               --
                      Expired or cancelled                    --
                                                         ---------
                  Outstanding at December 31, 2000       1,278,683        2.76
                                                         =========

              For disclosure purposes in accordance with SFAS No. 123, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for stock options granted during the six months ended December 31, 2000 and the year ended June 30, 2000, respectively: annual dividends of $0.00, expected volatility of 129% at December 31, 2000 and 84% at June 30, 2000, risk-free interest rate of 6.0% and 6.1% and expected life of five years for both the six months ended December 31, 2000 and for the year ended June 30, 2000, respectively. The weighted-average fair value of the stock options granted during the six months ended December 31, 2000 and for the year ended June 30, 2000 was $0.62 and $1.69, respectively.

              If the Company recognized compensation cost for the employee stock option plan in accordance with SFAS No. 123, the Company's pro forma net loss and loss per share would have been approximately, $17,302,000 and $8,429,000, and $1.15 and $0.78, respectively, in the six months ended December 31, 2000 and the year ended June 30, 2000.

8.    COMMITMENTS AND CONTINGENCIES

       a. The Company has two five-year lease agreements expiring September 30, 2001 and December 14, 2002, respectively. One of the leases has an option to extend the term for a two-year period. In addition, the Company has a two-year lease expiring December 31, 2003 for its Ohio office. Rent expense was approximately $86,000 and $140,000 for the six months ended December 31, 2000 and for the year ended June 30, 2000, respectively. The future minimum rental payments to be made under noncancellable operating leases as of December 31, 2000 are as follows:

               For the Year Ending December 31,                      Amount
               --------------------------------                      ------
                             2001                                  $ 83,100
                             2002                                    69,600
                             2003                                    48,000

              On December 1, 2000, the Company entered into a Lease Surrender and Termination Agreement with the former landlord for its old office space. The Company paid a termination fee of $50,969 and forfeiture of security deposit of $33,494. In addition, the Company wrote-off the leasehold improvement of approximately $106,000.

              The Company pays no rent during the fifth year on the lease that expiring on September 30, 2001. The Company has not recorded deferred rent credit and recorded rent expenses when payment was made based upon the fact that the Company did not expect to stay in this building on the fifth year at the time the lease was executed.

       b. Effective February 1999, the Company entered into three-year employment agreements with two officers who are principal stockholders of the Company. These agreements subsequently were extended for one year. As of December 31, 2000, total future commitments under these two employment agreements approximated $1,181,000 payable through February 11, 2003. The Company also has two employment agreements with the Former Stockholders in connection with the acquisition of SSI (see Note 7). These employment agreements have been terminated on September 1, 2000 and replaced by consulting agreements (see d. below).

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

       d. On March 20, 2000, the Company entered into a forty-two (42) month agreement with a consultant to provide services for management consulting, business advisory and public relations. The Company has agreed to pay the consultant $133,000 a year through September 1, 2000 and $54,000 annually through September 1, 2003, plus stock option and other benefits.

              On September 1, 2000, the Company entered into two consulting agreements with two former employees to provided consulting services on its college and high school programs. The Company has agreed to pay these consultants $11,250 monthly compensation each plus stock options and other benefits.

              As of December 31, 2000, total future commitments under the above consulting agreements approximated $230,000 payable through September 1, 2003.

9.     DISCONTINUED OPERATIONS

       During the year ended June 30, 2000, the Company sold its web hosting and online training businesses resulting for a gain of $513,716. Revenue from web hosting and online training businesses during the year ended June 30, 2000 was $110,066 and $162,962, respectively.

       The Company believes that the Internet is going to be an integral part of its continuing operations, both the web hosting and online training businesses are considered as part of the Internet business. Accordingly, the above transactions do not satisfy the criteria of APB No. 30, "Discontinue Operations". Accordingly, the results of these discontinued segments are not presented separately as discontinued operations in the accompanying statements of operations.

10.    INCOME TAXES

       The Company accounts for its income taxes under SFAS No. 109, "Accounting for Income Taxes" which requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. At December 31, 2000 and June 30, 2000, the

       Company had net operating loss carryforwards of approximately $28,734,000 and $11,683,000, expiring through 2019. SFAS No. 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. At December 31, 2000 and June 30, 2000, a valuation allowance for the full amount of the deferred tax asset was recorded because of operating losses incurred and the uncertainties as to the amount of taxable income that would be generated in the future years.

       The components of the net deferred tax asset consist of the following:

                                     December 31, 2000     June 30, 2000
                                     -----------------     -------------
Net operating loss carryforwards       $ 10,057,000        $ 4,089,000
Valuation allowance                     (10,057,000)        (4,089,000)
                                       ------------        -----------
                                       $    --             $     --
                                       ============        ===========

       The provision for income taxes differs from the amount computed applying the statutory federal income tax rate to income before income taxes as follows:

                                                         December 31, 2000   June 30, 2000
                                                         -----------------   -------------
Income tax benefit computed at statutory rate at 35%       $(5,968,000)       $(2,759,000)
Goodwill amortization and impairment                         4,537,000            264,000
Tax benefit not recognized                                   1,431,000          2,495,000
                                                           -----------        -----------
         Provision for income taxes                        $      --          $      --
                                                           ===========        ===========

11.   ACCOUNTING DEVELOPMENTS:

       In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which amends the accounting and reporting standards of SFAS No. 133. SFAS No. 133 was previously amended by SFAS No. 137, which deferred the effective date of SFAS No. 133 to fiscal years commencing after June 15, 2000. The Company does not believe that the adoptions of SFAS No. 138 and SFAS No. 133 have a material impact on the Company's results of operations.

       In March 2000, the FASB issued Interpretation (FIN) No. 44, Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25, which effective on July 1, 2000. The Company adopted the provisions of FIN No. 44 as of July 1, 2000.

12.   SUBSEQUENT EVENT/NOTES PAYABLE

       In January 2001, the Company entered into an agreement with an unrelated entity, whereby buyer will purchase substantially all of the assets of the Company for $5,400,000 in cash and assume substantially all of the liabilities of the Company. As of March 31, 2001, the transaction has not been completed. In connection with this transaction, the Company has agreed to pay to two former officers $300,000 each from the proceeds of the sale in exchange for 1,625,000 shares of the Company's common stock. This payment ($600,000 in total) will be recorded as a purchase of treasury stock at market value with the reminder to compensation expenses. The Company also agreed to pay to these two former officers and certain employees' cash bonuses of $337,500 at the closing. The Company expects also to pay a consultant $200,000 in connection with the termination of his consulting agreement to consulting for the buyer. The Company also expects the buyer to assume or pay approximately $1,200,000 of liabilities in excess of tangible and other assets. The net proceeds from the sale (before required escrows) are expected to be approximately $3,000,000, which the Company expects will be sufficient for its operations for the foreseeable future The completion of this transaction is subject to certain conditions, such as approval from stockholders of the Company. In November 2000 and December 2000, the buyer issued $250,000 secured promissory note each to the Company. The notes bear interest at 10% and payable at closing. Accrued interest of $2,917 was included in the outstanding balance at December 31, 2000.

PART III


Item 9.   Directors and Executive Officers of the Registrant

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

Our principal executive officers and directors are as follows:

                NAME                      AGE                         POSITION
                ----                      ---                         --------
         Richard A. Fisher                 54        Chairman of the Board and General Counsel
         Kevin J. High                     36        Director
         Mark Rogers                       40        Director

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and change in ownership with the Securities and Exchange Commission and The Nasdaq Stock Market. Officers, directors and greater-than-ten percent stockholders are required by Securities and Exchange Commission regulations to furnish us with all Section 16(a) forms they file. The Company believes that all section 16(a) filing requirements applicable to its officers, directors and greater-than-10% stockholders were fulfilled in a timely manner, except that each Kevin High and Richard Fisher failed to report an option grant on Form 5 in a timely manner. Based solely on review of the copies of such forms received by CollegeLink, we believe that during the fiscal year ended December 31, 2000, all officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements, except that each of Richard Fisher and Kevin High omitted to file a timely report on Form 4 to report the granting of options to acquire common stock in September 2000.

Item 10.   Executive Compensation

Director Compensation

Outside Directors who are not principals of shareholders who own more than 10% of our common stock receive an annual option to purchase 10,000 shares of our common stock. The price is determined as the closing bid price of the stock on the date of our annual meeting. Further, each director entitled to a grant of options receives annual compensation of $1,000. All Directors receive reimbursement for out-of-pocket expenses incurred in attending meetings of the Board.

Executive Compensation Summary

The following table sets forth the total compensation paid or accrued for our chief executive officers who were employed by us at December 31, 2000 (collectively, the "Named Executive Officers"), and previous executive compensation reported.



                                              ANNUAL COMPENSATION
                                              -------------------
                                                                                     SECURITIES
          NAME AND               FISCAL YEAR                       OTHER ANNUAL      UNDERLYING       ALL OTHER
     PRINCIPAL POSITION             ENDED              SALARY      COMPENSATION       OPTIONS       COMPENSATION
     ------------------          -----------           ------      ------------      ----------     ------------
     Richard A. Fisher        December 31, 2000       $ 80,769         --              16,772           --
     Chairman, CEO              June 30, 2000         $222,845         --             106,000           --
                                June 30, 1999         $105,093         --             414,412           --
                                June 30, 1998         $ 60,622                           --


     Patrick O'Brien          December 31, 2000        $ 36,346        --                --             --
     CEO                        June 30, 2000         $ 83,147                        200,000           --

     Kevin J. High            December 31, 2000       $ 70,269         --              15,094           --
     Investor Relations         June 30, 2000         $193,825         --             105,400           --
                                June 30, 1999         $126,040                        414,412
                                June 30, 1998         $ 90,865         --                --             --

In addition to the above compensation, we paid personal life insurance premiums for Richard Fisher and Kevin High of $4,541 and $7,864 respectively.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information regarding the beneficial ownership of the CollegeLink's voting securities as of February 5, 2001, by (i) each person or entity known to us to own beneficially five percent or more of any series of preferred stock and common stock, (ii) each of our directors, (iii) each of our named executive officers, and (iv) all of our directors and executive officers as a group. Except as otherwise noted, each beneficial owner has sole voting and investment power with respect to the shares shown.

COMMON STOCK:

                                                                   NUMBER OF SHARES                PERCENT
                                                                     BENEFICIALLY              OF COMMON STOCK
           NAME AND ADDRESS OF BENEFICIAL OWNER(1)                     OWNED (2)                 OUTSTANDING
           ---------------------------------------                     ---------                 -----------
EER Systems, Inc.........................................            1,587,001 (3)                  10.3%
        3750 Centerview Drive
        Chantilly, Virginia 20151
Kevin J. High............................................            1,498,070 (4)                  9.5%

Richard A. Fisher........................................            1,212,662 (5)                  7.7%

PNC Investment Corp......................................            1,000,000 (6)                  6.1%
        One PNC Plaza
        249 Fifth Avenue
        Pittsburgh, Pennsylvania 15222

Mark Rogers..............................................              166,420 (7)                  1.1%
All directors and executive officers as a group
   (3 persons)............................................           2,877,152 (8)                  17.8%

----------------------

(1) Unless otherwise noted, each stockholder's address is c/o CollegeLink.com Incorporated, 251 Thames Street, Bristol, Rhode Island 02809.

(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as indicated, each person possesses sole voting and investment power with respect to all of the shares of common stock owned by such person, subject to community property laws where applicable. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable, or become exercisable by April 6, 2001 (60 days after February 5, 2001), are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Percentage ownership is based on 15,366,660 shares of common stock outstanding on February 5, 2001, plus securities deemed to be outstanding with respect to individual stockholders pursuant to Rule 13d-3(d)(1) under the Exchange Act.

(3)    Includes 86,476 shares owned by affiliates of EER Systems.

(4) Includes 414,412 shares of common stock subject to options exercisable by April 6, 2001.

(5) Includes 781,479 shares of common stock held by Karen B. Fisher, the wife of Richard A. Fisher, and 414,412 shares of common stock issuable upon exercise of stock options issued to Richard A. Fisher, which are exercisable by April 6, 2001.

(6) Includes 1,000,000 shares of common stock issuable upon conversion of the Series C Preferred Stock.

(7) Includes 5,000 shares of common stock subject to options exercisable by April 6, 2001.

(8) Includes 887,355 shares of common stock subject to options exercisable by April 6, 2001.


PREFERRED STOCK:

                                                                  NUMBER OF SHARES                PERCENT
                                                                    BENEFICIALLY            OF PREFERRED STOCK
                  NAME OF BENEFICIAL OWNER                            OWNED (1)               OUTSTANDING (2)
                  ------------------------                            ---------               ---------------
     PNC Investment Corp..................................          1,000,000 (3)                  46.7%
         One PNC Plaza
         249 Fifth Avenue
         Pittsburgh, PA 15222
     Provident Accident and Insurance Co..................           750,000 (4)                   35.0%
         One Fountain Square
         Chattanooga, TN 37402
     Bost & Co............................................           250,000 (5)                   11.7%
         c/o North American
          Management Corp.
         Ten Post Office Square
         Suite 300
         Boston, MA 02109

---------------------

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as indicated, each person possesses sole voting and investment power with respect to all of the shares of preferred stock owned by such person, subject to community property laws where applicable.

(2) Based on 2,140,000 shares of preferred stock outstanding as of December 13, 2000, including Series A Preferred Stock and Series C Preferred Stock.

(3) Consists of 1,000,000 shares of Series C Preferred Stock. The Series C Preferred Stock does not have voting rights (except with respect to the election of one director under certain circumstances) but is convertible into Common Stock. See "Common Stock" table.

(4)   Consists of 750,000 shares of Series A Preferred Stock.

(5)    Consists of 250,000 shares of Series A Preferred Stock.

The following table sets forth grants of stock options to each of the Named Executive Officers during the fiscal year ended December 31, 2000. No stock appreciation rights were granted during the fiscal year ended December 31, 2000.

                                                INDIVIDUAL GRANTS
                                                -----------------
                              NUMBER OF      PERCENT OF
                              SECURITIES    TOTAL OPTIONS      EXERCISE
                              UNDERLYING                       OR BASE
                               OPTIONS      EMPLOYEES IN         PRICE        EXPIRATION
  NAME                         GRANTED     FISCAL YEAR (1)     PER SHARE        DATE
  ----                        ----------   ---------------     ---------      ----------
  Richard A. Fisher             16,772          1.30%          $0.01            3/15/2001
  Kevin High                    15,094          1.17%          $0.01            3/15/2001

       (1) Based on an aggregate of 128,575 shares subject to options granted to employees during fiscal year 2000.

Option Exercises and Fiscal Year-End Values

The following table sets forth certain information regarding stock options exercised by Named Executive Officers in the fiscal year ended December 31, 2000, and exercisable and unexercisable stock options held as of December 31, 2000 by each of the Named Executive Officers. The value of unexercised in-the-money options has been calculated by determining the difference between the exercise price per share payable upon exercise of such options and the closing market price on December 31, 2000.


                                                        NUMBER OF SECURITIES             VALUE OF UNEXERCISED
                            SHARES                     UNDERLYING UNEXERCISED            IN-THE-MONEY OPTIONS
                           ACQUIRED                      OPTIONS AT YEAR-END                 AT FISCAL YEAR-END
                             ON         VALUE
                           EXERCISE    REALIZED    EXERCISABLE    UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE
                           --------    --------    -----------    -------------     -----------     -------------
  Richard A. Fisher           --           --      431,083            106,000            $0               $0
  Kevin J. High               --           --      429,506            105,400            $0               $0
  Patrick O'Brien             --           --            0            200,000            $0               $0
  Lonergan Harrington         --           --            0            500,000            $0               $0
  Tom Burgess                 --           --            0            300,000            $0               $0

Item 12.   Certain Relationships and Related Transactions

In fiscal year ended December 31, 2000, the Company's directors unanimously approved the reacquisition of certain assets from ConferenceNow.com Incorporated ("ConferenceNow"), a corporation in which Richard Fisher and Kevin High, two of the Company's directors, were shareholders. The assets had previously been acquired by ConferenceNow from the Company and were used to develop online conferencing technology. The transaction was entered into in order to enable the Company to transfer the assets to TMP Worldwide Inc. as part of the sale of substantially all of the Company's assets to TMP. In connection with the transaction, the Company, Mr. Fisher and Mr. High surrendered their shares of ConferenceNow, and promissory notes issued by Mr. Fisher and Mr. High to the Company in the aggregate amount of $120,000 were cancelled .

Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)   The following documents are filed as part of the Report.

1.    Financial Statements (see index to financial statements)

2.    Financial Statement Schedule - None

(b)   Reports on Form 8-K

1.    Form 8K, Change in Fiscal Year, filed on February 13, 2001

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

24.1 Power of Attorney (contained on the signature page of this Registration Statement)



(1) Incorporated by reference from the Company's Form 8-K, Current Report, filed March 18, 1999, and later amended on April 2, 1999.

(2) Filed as Exhibit to the Company's Registration Statement No. 333-85079 on Form SB-2 and incorporated herein by reference.

(3) Incorporated by reference from the Company's Form 8-K, Current Report, filed April 27, 1999.

(4) Incorporated by reference from the Company's Form 10-QSB, filed November 20, 2000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 19, 2001                       COLLEGELINK.COM INCORPORATED


                                                 By:   /s/ RICHARD A. FISHER
                                                 ----------------------------
                                                 Richard A. Fisher
                                                 Chairman

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

               SIGNATURE                         DATE                                  TITLE
               ---------                         ----                                  -----
         /S/ RICHARD A. FISHER              April 19, 2001       Chairman of the Board
         ---------------------
         RICHARD A. FISHER                                       (Principal Executive, Financial and Accounting
                                                                 Officer)

         /S/ KEVIN J. HIGH                  April 19, 2001       Director
         -----------------
         KEVIN J. HIGH

         /S/ MARK ROGERS                    April 19, 2001       Director
         ---------------
         MARK ROGERS