Form 10KSB/A
period 2000-06-30
COLLEGELINK COM INCORP
filed 2001-05-15
CIK 95047

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                 FORM 10-KSB/A
                                AMENDMENT NO. 1
                                       TO
                                 ANNUAL REPORT


(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required). For the fiscal year ended JUNE 30, 2000
                                       or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required). For the transition period from ________________ to ________________

                          COLLEGELINK.COM INCORPORATED
             (Exact Name of Registrant as Specified in its Charter)

                                    DELAWARE
                 (State or Other Jurisdiction of Incorporation)

0 5388                                    16-0961436
(Commission File Number)                 (I.R.S. Employer Identification Number)


251 Thames Street, Bristol, RI           02809
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



The number of shares of Registrant's common stock, par value $.001 per share, outstanding at May 11, 2001 was 15,366,660.


Documents Incorporated By Reference


     Form 8K, Current Report of Events, filed on March 3, 2000
     Form 8K, Current Report of Events, filed on April 5, 2000

                          COLLEGELINK.COM INCORPORATED


                                 FORM 10-KSB/A
                         FISCAL YEAR ENDED JUNE 30, 2000




This Annual Report on Form 10-KSB/A contains forward-looking statements with respect to CollegeLink.com Incorporated ("CollegeLink.com" or the "Company") that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements due to a number of factors, including those described herein and the documents incorporated herein by reference, and those factors described in Part II, Item 7 under "Factors that May Affect Future Results of Operations."


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

Item 6. Management's Discussion and Analysis or Plan of Operation

The following information should be read in conjunction with the historical financial information and the notes thereto included in Items 6 and 8 of this 10-KSB/A.

This Management's Discussion and Analysis section and other parts of this Annual Report on Form 10-KSB/A contain forward-looking statements within the meaning of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below and in "Business." The forward-looking statements contained herein are made as of the date hereof, and we assume no obligation to update such forward-looking statements or to update reasons actual results could differ materially from those anticipated in such forward-looking statements.

RESULTS OF OPERATIONS

                                 BALANCE SHEETS
--------------------------------------------------------------------------------

                   For the Years Ended June 30, 2000 and 1999

                                                  June 30, 2000    June 30, 1999
                                                  -------------    -------------
CURRENT ASSETS
  Cash and cash equivalents                        $ 2,236,430      $ 1,371,100
  Accounts receivable, net of
    allowance for doubtful accounts of                                  100,163
    $ -0- and $10,000, respectively.                   422,005               --
  Notes receivable, stockholders,
    current portion                                     60,000               --
  Note receivable, other                                89,170               --
  Prepaid expenses and other                           122,128           85,249
                                                   -----------      -----------

CURRENT ASSETS                                       2,929,733        1,556,512
                                                   -----------      -----------

PROPERTY AND EQUIPMENT, Net                            759,829          250,484
                                                   -----------      -----------

OTHER ASSETS
  Book right, net of accumulated amortization
    of $13,638                                          36,362               --
  Notes receivable, stockholders,
    less current portion                               120,000               --
  Goodwill, net                                     16,266,737               --
  Other intangible, net                                943,126               --
  Website development costs                            378,350               --
                                                   -----------      -----------
      Total Other Assets                            17,744,575               --
                                                   -----------      -----------
         TOTAL ASSETS                              $21,434,137      $ 1,806,996
                                                   ===========      ===========
CURRENT LIABILITIES
  ACCOUNTS PAYABLE AND ACCRUED EXPENSES            $   698,005      $   395,344
  Prepaid program fee                                  145,000               --
  Unearned revenue                                      60,883           35,000
                                                   -----------      -----------
           TOTAL LIABILITIES                           903,888          430,344
                                                   -----------      -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Series A convertible preferred stock,
    $4.00 stated  value, $0.01 par value;
    2,500,000 shares authorized, 1,140,000
    and 775,000 shares issued and
    outstanding, respectively                        4,584,980        3,100,000
  Series B convertible preferred stock,
    $7.625 stated value, $0.01 par value;
    300,000 shares authorized, 279,771
    shares issued and outstanding                    4,175,000               --
  Series C convertible preferred stock,
    $4.00 stated value, $0.01 par value;
    1,000,000 shares authorized, 1,000,000
    shares issued and outstanding                    4,000,000               --
  Common stock, $0.001 par value;
    100,000,000 shares authorized,
    14,480,564 and 9,152,211 shares
    issued and outstanding, respectively                14,481            9,152
  Additional paid-in capital                        20,077,354        2,459,718
  Deferred compensation                               (246,484)              --
  Accumulated deficit                              (12,075,082)      (4,192,218)
                                                   -----------      -----------
       TOTAL STOCKHOLDERS' EQUITY                   20,530,249        1,376,652
                                                   -----------      -----------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $21,434,137      $ 1,806,996
                                                   ===========      ===========

                            STATEMENTS OF OPERATIONS

                   For the Years Ended June 30, 2000 and 1999

                                                   2000               1999
                                                   ----               ----
REVENUES
  College and high school programs             $ 1,365,790          $        --
   Web site hosting and web services               273,028              398,406
   Other revenues                                   24,909              163,515
                                                ----------          -----------
     TOTAL REVENUES                              1,663,727              561,921

        COST OF REVENUES                           734,882                   --
                                                ----------          -----------
          GROSS PROFIT                             928,845              561,921
                                                ----------          -----------

OPERATING EXPENSES
  Technology                                       464,120              337,997
  Depreciation and amortization                    906,840              131,545
  Selling and marketing                          4,036,602              350,151
  General and administrative expenses            4,038,982            2,286,600
                                                ----------          -----------
          TOTAL OPERATING EXPENSES               9,446,544            3,106,293
                                                ----------          -----------
      OPERATING LOSS                            (8,517,699)          (2,544,372)
                                                ----------          -----------

OTHER INCOME (EXPENSE)
  Interest income (expense), net                   121,119              (42,053)
  Gain on sale of business units                   513,716                   --
                                                ----------          -----------
      TOTAL OTHER INCOME (EXPENSE)                 634,835              (42,053)
                                                ----------          -----------
           LOSS BEFORE INCOME TAXES             (7,882,864)          (2,586,425)

INCOME TAXES                                            --                   --
                                                ----------          -----------
           NET LOSS                            $(7,882,864)         $(2,586,425)
                                               ===========          ===========

PREFERRED STOCK DIVIDEND EARNED                    432,824               42,485
                                                ----------          -----------
  Net loss attributable to common shares        (8,315,688)          (2,628,910)
                                               ===========          ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING   11,392,911            6,531,153
                                               ===========          ===========

NET LOSS PER SHARE (BASIC AND DILUTED)              ($0.73)              ($0.40)
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

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

This report on Form 10-KSB/A contains forward-looking statements within the meaning of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended. Our future results of operations could vary significantly from the results anticipated by such forward-looking statements as a result of various factors, including those set forth as follows and elsewhere in this annual report on Form 10-KSB/A.

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



                                            /s/ Radin, Glass & Co, LLP
                                            ----------------------------
                                            Certified Public Accountants

July 21, 2000
New York, New York

                          COLLEGELINK.COM INCORPORATED

                                 BALANCE SHEETS


                                     ASSETS

                                                JUNE 30, 2000    JUNE 30, 1999
                                                -------------    -------------
CURRENT ASSETS
 Cash and cash equivalents                      $  2,236,430      $ 1,371,100
 Accounts receivable, net of
   allowance for doubtful accounts
   of $ -0- and $10,000, respectively.               422,005          100,163
 Notes receivable, stockholders, current
   portion                                            60,000               --
 Note receivable, other                               89,170               --
 Prepaid expenses and other                          122,128           85,249
                                                ------------      -----------
          TOTAL CURRENT ASSETS                     2,929,733        1,556,512
                                                ------------      -----------
PROPERTY AND EQUIPMENT, Net                          759,829          250,484
                                                ------------      -----------

OTHER ASSETS
  Book right, net of accumulated amortization
    of $13,638                                        36,362               --
  Notes receivable, stockholders,
    less current portion                             120,000               --
  Goodwill, net                                   16,266,737               --
  Other intangible, net                              943,126               --
  Website development costs                          378,350               --
                                                ------------      -----------
         Total Other Assets                       17,744,575               --
                                                ------------      -----------
           TOTAL ASSETS                         $ 21,434,137      $ 1,806,996
                                                ============      ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   ACCOUNTS PAYABLE AND ACCRUED EXPENSES        $    698,005      $   395,344
   Prepaid program fee                               145,000               --
   Unearned revenue                                   60,883           35,000
                                                ------------      -----------

                                                     903,888          430,344
                                                ------------      -----------

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
                                                ============      ===========


                       See notes to financial statements.

                          COLLEGELINK.COM INCORPORATED

                            STATEMENTS OF OPERATIONS

                   For the Years Ended June 30, 2000 and 1999

                                                     2000             1999
                                                     ----             ----
REVENUES
  College and high school programs                 $  1,365,790    $       --
   Web site hosting and web services                    273,028         398,406
   Other revenues                                        24,909         163,515
                                                   ------------    ------------
     TOTAL REVENUES                                   1,663,727         561,921
                                                   ------------    ------------
       COST OF REVENUES                                 734,882            --
                                                   ------------    ------------
         GROSS PROFIT                                   928,845         561,921
                                                   ------------    ------------

OPERATING EXPENSES
  Technology                                            464,120         337,997
  Depreciation and amortization                         906,840         131,545
  Selling and marketing                               4,036,602         350,151
  General and administrative expenses                 4,038,982       2,286,600
                                                   ------------    ------------
       TOTAL OPERATING EXPENSES                       9,446,544       3,106,293
                                                   ------------    ------------
   OPERATING LOSS                                    (8,517,699)     (2,544,372)
                                                   ------------    ------------

OTHER INCOME (EXPENSE)
  Interest income (expense), net                        121,119         (42,053)
  Gain on sale of business units                        513,716            --
                                                   ------------    ------------

        TOTAL OTHER INCOME (EXPENSE)                    634,835         (42,053)
                                                   ------------    ------------

            LOSS BEFORE INCOME TAXES                 (7,882,864)     (2,586,425)

INCOME TAXES                                               --              --
                                                   ------------    ------------

               NET LOSS                            $ (7,882,864)   $ (2,586,425)
                                                   ============    ============


PREFERRED STOCK DIVIDEND EARNED                         432,824          42,485
                                                   ------------    ------------
   Net loss attributable to common shares            (8,315,688)     (2,628,910)
                                                   ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING        11,392,911       6,531,153
                                                   ============    ============

NET LOSS PER SHARE (BASIC AND DILUTED)             $      (0.73)   $      (0.40)
                                                   ============    ============




                       See notes to financial statements.
                                       17

                          COLLEGELINK.COM INCORPORATED

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY



                                    PREFERRED STOCK       COMMON STOCK
                                  -------------------   -----------------    ADDITIONAL       DEFERRED    ACCUMULATED
                                  SHARES       AMOUNT   SHARES     AMOUNT  PAID-IN CAPITAL  COMPENSATION    DEFICIT       TOTAL
                                  ------       ------   ------     ------  ---------------  ------------  -----------     -----

BALANCE - July 1, 1998                 543  $  542,500  3,482,556  $ 3,483   $   990,490    $      --    $ (1,605,793)  $   (69,320)

Conversion of preferred stock         (543)   (542,500)   453,976      454       542,046                                         --
 Issuance of shares for assets                          1,345,350    1,345       145,954                                    147,299
 Issuance of shares for
  compensation                                          1,372,070    1,372         1,008                                      2,380
 Issuance of shares for services                          559,438      559       376,391                                    376,950
 Sale of common shares, less
  expenses                                                374,725      375       194,625                                    195,000
 Effect of merger transaction                           1,204,096    1,204         1,029                                      2,233
 Issuance of shares with debt                             360,000      360       250,660                                    251,020
 Issuance of Series A
  preferred stock                  775,000   3,100,000                                                                    3,100,000
 Dividends                                                                       (42,485)                                   (42,485)
 Net loss                                                                                                  (2,586,425)   (2,586,425)
                                  --------------------------------------------------------------------------------------------------

BALANCE - June 30, 1999            775,000   3,100,000  9,152,211    9,152     2,459,718           --      (4,192,218)    1,376,652

 Issuance of Series A
   preferred stock                 365,000   1,484,980                                                                    1,484,980
 Issuance of stock in connection
   with ECI merger                 279,771   4,175,000    659,005      659     2,882,488                                  7,058,147
 Issuance of shares for services                          170,624      171       386,521     (142,500)                      244,192
 Shares adjustment                                         74,224       74           (74)                                        --
 Issuance of Series C
   preferred stock               1,000,000   4,000,000                                                                    4,000,000
 Issuance of shares in
   connection with public
   offering, net of costs                               2,530,000    2,530     7,666,586                                  7,669,116
 Issuance of shares in connection
   with SSI acquisition                                 1,625,000    1,625     5,787,438                                  5,789,063
 Issuance of shares for assets - OSN                      225,000      225       618,525                                    618,750
 Issuance of options for compensation                                            441,074     (178,125)                      262,949
 Amortization of deferred
   compensation                                                                                74,141                        74,141
 Preferred stock dividend                                  44,500       45      (164,922)                                  (164,877)
 Net loss                                                                                                  (7,882,864)   (7,882,864)
                                 --------------------------------------------------------------------------------------------------
BALANCE - June 30, 2000          2,419,771 $12,759,980 14,480,564  $14,481   $20,077,354    $(246,484)   $(12,075,082)  $20,530,249
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

2.   BASIS OF PRESENTATION


     As shown in the accompanying financial statements, the Company incurred a net loss of $7,882,864 during the year ended June 30, 2000. In addition, cash available at June 30, 2000 is able to support the Company's operations at present levels only to November 2000. The Company needs to raise more capital through public or private financing prior to November 2000. The Company does not know if additional financing will be available or, if available, whether it will be available on attractive terms. If the Company does raise more capital in the future, it is probable that it will result in substantial dilution to its shareholders. These factors create substantial doubt as to the Company's ability to continue as a going concern beyond November 2000. The ability of the Company to continue as a going concern is dependent upon the success of the capital offering or alternative financing arrangements. The Company is currently under preliminary discussions with potential buyers to sell the Company or one of its business segments. The financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going concern.


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


     d. Income Taxes - The Company utilizes the liability method of accounting for income taxes as set forth in SFAS 109, "Accounting for Income Taxes." Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.


     e. Advertising Costs - Advertising costs are expensed as incurred. Total advertising costs amounted to $1,937,095 and $49,428 for the years ended June 30, 2000 and 1999, respectively.

     f. Revenue Recognition - Revenues are recognized when services are performed. For the college and high school programs, the Company recognizes revenue over the program life, which generally is five to six months, taking into account the number of presentations completed and to be completed, costs and contract price. Deferred revenue represents unearned revenue for the uncompleted programs at the balance sheet date based upon number of presentations not yet completed. Prepaid program fees represent fees received in advances for programs not yet started.



     g. Employee Stock Options and Shares Issued for Services - The Company accounts for employee stock transactions in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has adopted the pro forma disclosure requirements of SFAS 123, "Accounting for Stock-Based Compensation." Accordingly, any excess of fair market value of stock issued to employees over exercise prices has been recorded as compensation expense and additional paid in capital.


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
                                                       ===========   ==========


     i. Accounting for Long-Lived Assets - The Company reviews long-lived assets, certain identifiable assets and any goodwill related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. At June 30, 2000 and 1999 respectively, the Company believed that there had been no impairment of long-lived assets (see
          Note 6 for the Company's accounting for long-lived assets).


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


     k. Website Development Costs - The Company follows EITF 00-2 as to its website development costs. EITF 00-2 requires certain website development costs to be expensed and others to be capitalized. The Company capitalized website development costs of $378,350 and expensed $38,672 during the year ended June 30, 2000 in accordance with EITF 00-2, respectively. The website development costs will be amortized over three years once the website is completed. The capitalized costs are payroll and payroll taxes paid to the programmers after the planning stage.


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

4.   NOTES RECEIVABLE, STOCKHOLDERS AND OTHER

     Notes receivable at June 30, 2000 and 1999 consist of the following:

                                                               2000       1999
                                                               ----       ----
     Note receivable from stockholder,
      due in monthly installment of
      $2,500 plus interest at 5%
      through May 1, 2001.                                   $ 25,000     $ --

     Note receivable from stockholder,
      principal and interest at 5% due
      on January 18, 2001.                                     35,000       --

     Note receivable from stockholders,
      non-interest bearing and due on
      July 10, 2001.                                          120,000       --

     Note receivable-other, due on
      demand with interest at 6%.
     Balance at June 30,2000 included
      accrued interest of $2,175.                              89,170       --
                                                             --------     ----
                                                              269,170       --
      Less: Current Portion                                   149,170       --
                                                             --------     ----
             Notes Receivable, less Current Portion          $120,000       --
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


6.   GOODWILL AND OTHER INTANGIBLE ASSETS

     The carrying value of intangible assets, as required by Statements of Financial Accounting Standard ("SFAS") No. 121, is reviewed if the facts and circumstances, such as significant declines in sales, earnings or cash flows, or a material adverse change in the business environment indicated that an impairment may have occurred. If there is an indication of such impairment, an evaluation of the estimated cash flows of the related entity is made, and, if an impairment is indicated, a write down is made.

     CollegeLink reviews long-lived assets, certain identifiable assets and any goodwill related to those assets for impairment whenever the conditions indicated in SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, require: a decrease in the market value of an asset, a change in use of the asset, a change in legal factors or business climate, accumulation of costs significantly in excess of original expectations or a current period loss combined with a history of losses.

     Management does not believe that any of these events had occurred by June 30, 2000, and therefore that an impairment analysis was not required under SFAS 121. SFAS No. 121, paragraph 5, sets forth five examples of events or changes in circumstances that would warrant an assessment of assets for possible impairment:

     a. A significant decrease in the market value of an asset. On June 30, 2000, the Company's management had no compelling reason to believe that there had been a significant decrease in the market value of its assets. To the contrary, management believed that the Company's principal assets had increased in value from the respective dates of their acquisition.

     Internet-related assets. Since acquiring the online division in August 1999, the Company had significantly improved its technology to be compatible with the Internet industry's ever-changing and improving computer technologies. The Company expended significant funds over the period March through August 2000 to revamp and relaunch the collegelink.com website and position its online division to generate revenue. The functionality of the site was expanded in preparation for the September 1, 2000 relaunch to encompass not only college applications but also scholarship and college search capabilities in addition to online student loan applications. The Company had entered into an agreement in August 2000 with industry leader U.S. News & World Report to be that organization's exclusive online provider of college application services (replacing CollegeLink's principal competitor). Moreover, the online division's constituency of 900 college and university customers (colleges that accepted CollegeLink-processed applications) was fully intact on June 30, 2000, and the Company had a full-time sales force of four engaged in onsite college sales calls to strengthen and expand these relationships. Further, the acquisition of Student Success, Inc. created a feeder for the online programs and helped generate an average of 1,400,000 monthly page views for collegelink.com during the ensuing school year, further enhancing the value of the existing intangible.

     Offline assets. The Company's Making It Count division was principally an offline business with a proven revenue generating business model. As of June 30, 2000, the Company had concluded preparations for rolling out its "Making High School Count" Program to reach 700,000 students (an increase of 650,000 students); for launching and receiving sponsorship commitments for its new program, "Making Your College Search Count" (which is expected to reach in excess of 600,000 students during the period January through June 2001); and for expanding its flagship program, "Making College Count", to reach an estimated 700,000 students during the period January through June 2001. This represented growth of approximately 400%.

     b. A significant change in the extent or manner in which an asset is used or a significant physical change in an asset. On June 30, 2000, the Company's management did not believe that this indicator was applicable to the Company.

     c. A significant adverse change in legal factors or in the business climate that could affect the value of an asset or an adverse action or assessment by a regulator. On June 30, 2000, the Company's management did not believe that this indicator was applicable to the Company.

     d. An accumulation of costs significantly in excess of the amount originally expected to acquire or construct an asset. On June 30, 2000, the Company's management did not believe that this indicator was applicable to the Company.

     e. A current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with an asset used for the purpose of producing revenue. On June 30, 2000, the Company's management did not believe that this indicator was applicable to the Company. The fiscal year commencing July 1, 2000 marked the first time that the programs of the offline and online divisions were synchronized. The Company's previous operating and cash flow losses were in part incurred from the operations of other (now discontinued) businesses or, with respect to the fiscal year ending June 30, 2000, were reflective of efforts to consolidate, restructure and integrate two acquired businesses and to follow through on commitments which had been made before their acquisitions. Projections prepared in June 2000 for the offline division indicated revenue in excess of $4,000,000 and positive cash flow. Projections prepared in June 2000 for the online division indicated a significant increase in revenue based on expected growth of the use of the CollegeLink application service (particularly from colleges for whom the Company had developed "back end" private label web application services) and from the sale of data collected online.

     The Company's management believed that the decline in the market price of the Company's common stock reflected the market conditions generally and in particular for companies perceived as "dot.com" enterprises which increasingly were viewed critically if they could not demonstrate a revenue producing business model. At June 30, 2000, management believed that CollegeLink was perceived by investors as a "dot.com" enterprise but in fact was in significant part an offline business with a business model in a different industry (self help/motivational) that indicated both revenue and positive cash flow. Accordingly, even if the decline in the market value of the Company's common stock was a criterion for an impairment analysis in SFAS No. 121, the Company's management did not believe that is was reason to find impairment in either the Company's acquired offline division or, given the relaunch of the collegelink.com website and the offline support the Company anticipated would be generated for it through the greatly expanded "Making It Count" programs, for the online division as well.

     For similar reasons, the decline of the "dot.com" industry in general, even if the decline in the industry of a company was a criterion for an impairment analysis in SFAS No. 121, there would not have been reason to find impairment in either of the Company's acquired divisions.

     Goodwill and other intangible assets resulting from the acquisitions during the year ended June 30, 2000 (see Note 7) consists of the following:

                                                      Estimated
                                      Amount         Useful Lives
                                    -----------      ------------
Goodwill                            $16,934,942        15 Years
Technology                            1,028,865         5 Years
                                    -----------
                                     17,963,807
Less accumulated amortization           753,944
                                    -----------
                                    $17,209,863
                                    ===========

     Amortization expenses for the years ended June 30, 2000 and 1999 were $753,944 and $0, respectively.

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

     j.   Series C Convertible Preferred Stock


          In September 1999, the Company received $4,000,000 in exchange for 1,000,000 shares of 6% cumulative preferred stock designated as "Series C Convertible Preferred Stock" ("Preferred C") from PNC Bank Corp. Preferred C has a stated value of $4.00 per share, a par value of $0.01 per share and dividends payable quarterly. The Preferred C holder has the similar preference of Preferred A (see above).


     k.   Business Acquisitions


          On August 10, 1999, the Company acquired ECI, Inc. through a merger transaction. As consideration for the merger, the Company issued 550,809 shares of its common stock, 234,771 shares of its Series B Preferred Stock ("Preferred B") and paid $489 in cash. The Company also assumed approximately $800,000 of ECI, Inc.'s liabilities in connection with the merger. In addition, the Company settled a claim against ECI, Inc. in exchange for 108,196 shares of the Company's common stock and 45,000 shares of Preferred B. The purchase price of approximately $8,000,000 including 659,005 shares of common stock, valued at $4.375 per share, 279,771 shares of Preferred B, valued at $4,175,000, assumption of liabilities and acquisition costs of approximately $180,000. The purchase price was allocated principally to goodwill which is being amortized over 15 years. Subject to certain terms and conditions, each share of Preferred B is convertible to such number of common stock as is determined by dividing $15 by the Conversion Price, as defined. In August 2000, 279,771 shares of Preferred B were converted to 550,392 shares of its common stock.



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

     m.   Stock Options


          During the year ended June 30, 2000, the Company granted certain consultants options to purchase 98,320 shares of its common stock at exercise price ranging from $4.00 to $7.625 per share. Accordingly, the Company recorded consulting costs of $262,949 based on the Black-Scholes Option Price Model. In addition, the Company granted to its employees five-year options to purchase 165,000 shares of its common stock with an exercise price less than market value. As a result, the Company recorded deferred compensation of $178,125 and recognized $26,241 in compensation expenses for these options during the year ended June 30, 2000. The deferred compensation will be amortized over five years. Furthermore, the Company granted 2,027,963 and 1,441,186 options to its employee with exercise prices equal to or greater than the market value of the stock at the grant dates during the years ended June 30, 2000 and 1999, respectively.


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


          If the Company recognized compensation cost for the employee stock option plan in accordance with SFAS No. 123, the Company's pro forma net loss and loss per share would have been approximately, $8,249,000 and $2,913,000, and $0.78 and $0.45, respectively, in years ended June 30, 2000 and 1999.


          Exercise prices for options outstanding at June 30, 2000 and 1999 range from $1.25 to $7.625 and $2.00 to $7.00, respectively. The number of options exercisable and weighted average exercise price for options exercisable at June 30, 2000 and 1999 was 632,157 shares and $3.62 and 69,430 shares and $2.83, respectively.

          The following table summarizes the changes in options outstanding and the related price ranges for shares of the Company's common stock:


                                                               WEIGHTED AVERAGE
                                                     SHARES     EXERCISE PRICE
                                                     ------    ----------------

          Outstanding at June 30, 1998               1,444,133       $0.43
            Granted                                  1,441,186        4.32
            Exercised                               (1,444,133)       0.43
            Expired or cancelled                            --          --
                                                    ----------       -----
          Outstanding at June 30, 1999               1,441,186        4.32
            Granted                                  2,291,283        4.00
            Exercised                                       --
            Expired or cancelled                      (414,917)       4.32
                                                    ----------       -----
          Outstanding at June 30, 2000               3,317,552        3.98
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



          The Company will pay no rent during the fifth year on the lease that expires on September 30, 2001. The Company has not recorded deferred rent credit and recorded rent expenses when payment was made based upon the fact that the Company did not expect to stay in this building on the fifth year at the time the Company entered into such lease agreement.


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

9.   DISCONTINUED OPERATIONS


     In July 1998, the Company ceased its business of Web site development. Revenue from Web site development earned in year ended June 30, 1999 was approximately $53,000 and was derived from contracts billed in the year ended June 30, 1998.


     During the year ended June 30, 2000, the Company sold its web hosting and online training businesses resulting for a gain of $513,716. Revenue from web hosting and online training businesses during the year ended June 30, 2000 was $110,066 and $162,962, respectively.


      The Company believes that the Internet is going to be an integral part of its continuing operations, both Web site development and web hosting and online training businesses are considered as part of the Internet business. Therefore, the above transactions do not satisfy the criteria of APB No. 30, "Discontinue Operations". Accordingly, the results of these discontinued segments are not presented separately as discontinued operations in the accompanying statements of operations.


10.  INCOME TAXES


     The Company accounts for income taxes under SFAS 109, "Accounting for Income Taxes" which requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. At June 30, 2000 and 1999, the Company had net operating loss carryforwards of approximately $11,683,000 and $3,800,000, expiring through 2019. SFAS 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. At June 30, 2000 and 1999, a valuation allowance for the full amount of the deferred tax was recorded because of operating losses incurred and the uncertainties as to the amount of taxable income that would be generated in the future years.


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
                                                  ===========      ============

     The provision for income taxes differs from the amount computed applying the statutory federal income tax rate to income before income taxes as follows at June 30:


                                                      2000            1999
                                                      ----            ----

     Income tax benefit computed at statutory
       rate at 35%                                $(2,759,000)      $(905,000)
     Goodwill Amortization                            264,000              --
     Tax benefit not recognized                     2,495,000         905,000
                                                  -----------       ---------
          Provision for income taxes              $        --       $      --
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


     In November 1999, the SEC released Staff Accounting Bulletin No. 100, "Restructuring and Impairment Charges". The Company is currently reviewing the impact of SAB 100 and believes it has complied with SAB 100.

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


Dated:       May 14, 2001                          COLLEGELINK.COM INCORPORATED
       ----------------------------



                                     By: /s/ RICHARD A. FISHER
                                        ----------------------
                                        Richard A. Fisher
                                        Chairman

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

      SIGNATURE                         DATE                   TITLE
      ---------                         ----                   -----


/s/ RICHARD A. FISHER                May 14, 2001      Chairman of the Board
---------------------                                  (Principal Executive,
RICHARD A. FISHER                                      Financial and Accounting
                                                       Officer)



/s/ KEVIN J. HIGH                    May 14, 2001      Director
---------------------
KEVIN J. HIGH




/s/ MARK ROGERS                      May 14, 2001      Director
----------------------
MARK ROGERS