Form 10KSB/A
period 2000-12-31
COLLEGELINK COM INCORP
filed 2001-05-15
CIK 95047

==============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


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



                          COLLEGELINK.COM INCORPORATED
             (Exact Name of Registrant as Specified in its Charter)

                                    DELAWARE

               (State or Other Jurisdiction of Incorporation)

0 5388                                                           16-0961436
(Commission File Number)                                         (I.R.S. Employer Identification Number)

251 Thames Street, Bristol, RI 02809                             02809
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


Documents Incorporated By Reference

Form 8K, Change in Fiscal Year, filed on February 13, 2001


Form 8K, Current Report of Events, filed on May 9, 2001

                          COLLEGELINK.COM INCORPORATED


                                   FORM 10-KSB/A
                     TRANSITION YEAR ENDED DECEMBER 31, 2001




This Annual Report on Form 10-KSB/A contains forward-looking statements with respect to CollegeLink.com Incorporated ("CollegeLink" or the "Company") that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements due to a number of factors, including those described herein and the documents incorporated herein by reference, and those factors described in "Special Considerations" and in Part II, Item 7 under "Factors that May Affect Future Results of Operations."


SPECIAL CONSIDERATIONS

The Company has signed an agreement with TMP Worldwide Inc. ("TMP") for the sale of substantially all of its assets to TMP. The Company expects to call a special meeting of its stockholders in June 2001 for the purposes of voting on this transaction and changing the name of the company to "Cytation Corporation." If the transaction is approved by the stockholders, the Company will sell to TMP all of its revenue producing assets. See "Our Company" and "Factors That May Affect Future Results of Operations."


At the special meeting, the stockholders will be asked to consider and act upon a proposal to approve the amended and restated asset purchase agreement dated as of May 2, 2001, among TMP, the Company and the Company's wholly-owned subsidiary, CollegeLink Corporation. The purchase agreement provides that CollegeLink will sell substantially all of its assets (including all of its revenue generating assets) to TMP. The proposed purchase price is $5,400,000 in cash (subject to an estimated purchase price reduction of approximately $1,600,000) plus the assumption of approximately $2,000,000 in liabilities. CollegeLink has separately entered into agreements with former officers Patrick O'Brien and Bradford Baker that will require CollegeLink to pay them approximately $812,500 soon after the closing of the sale of assets. After taking into account the estimated purchase price reduction of approximately $1,600,000 and the payments to Messrs. O'Brien and Baker of approximately $812,500, the sale proceeds will be reduced to approximately $2,987,500. If CollegeLink agrees to make the $200,000 severance payment demanded by consultant Gerald Paxton, the proceeds would be reduced to approximately $2,787,500. Except for a contingent liability relating to a lawsuit recently initiated by the former stockholder of ECI, Inc., the Company will have no significant liabilities after the closing of the proposed sale.


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

Under the agreement with TMP, either party may terminate the transaction, among other reasons, if the closing does not occur on or before June 15, 2001. The Company believes that TMP will not terminate the transaction if the Company's stockholders approve the sale of assets and corporate name change at the meeting of stockholders to be called for that purpose and if, at the closing, the Company is able to deliver to TMP releases from the members of the putative class of plaintiffs in a class action filed on April 12, 2001 against the Company and certain of its officers and directors. See Item 3. Legal Proceedings. No assurance can be provided that TMP will not terminate the transaction.


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


We do not currently meet the listing requirements for continued listing of our common stock on the American Stock Exchange. We have initiated voluntary proceedings for delisting and expect that the last trading day for our common stock on the American Stock Exchange will be May 17, 2001. CollegeLink expects that its common stock will trade on the Nasdaq Over the Counter Bulletin Board effective May 18, 2001, under a new trading symbol which will be assigned on or before May 18, 2001. We believe that by voluntarily delisting and timely application to trade on the Over the Counter Bulletin Board, we will maintain an orderly market for our stock.



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


On April 12, 2001, a group of CollegeLink.com stockholders commenced class action litigation against CollegeLink.com in the Suffolk County Superior Court in Massachusetts. The case is captioned THEODRE G. JOHNSON, ET AL. VS. COLLEGELINK.COM INCORPORATED, ET AL. The putative class of plaintiffs is purportedly comprised of the 48 former stockholders of ECI, Inc., which was acquired by CollegeLink on August 10, 1999. The putative class claims damages of approximately $3,500,000 (which could possibly be doubled or trebled if the class proves a violation of the Massachusetts consumer protection act). The claims purportedly arise from the failure of CollegeLink.com and its officers and directors to register for resale the shares of CollegeLink.com that were issued to the putative class members in connection with the 1999 acquisition of ECI, Inc. The putative class alleges that such registration was required by a registration agreement dated as of August 10, 1999, among CollegeLink.com and the former ECI stockholders.



CollegeLink intends to vigorously defend itself against all of the claims raised in the complaint and intends to assert counterclaims against the putative class representatives and to implead additional defendants. The putative class asked the court for an order to impound the net proceeds that CollegeLink receives from its proposed transaction with TMP. After considering written arguments and oral arguments presented on April 18, 2001, the court decided on April 19, 2001 to reject the complaining stockholders' request for preliminary relief. On May 7, 2001, the court approved CollegeLink's proposal to postpone all discovery by the class until after the closing of the TMP transaction in exchange for CollegeLink's commitment to put $1,000,000 of the proceeds of the TMP transaction in escrow for 75 days after the closing of the TMP transaction. If the putative class proves its claims for money damages, or if the parties agree to a settlement, CollegeLink would have to pay the claims from the $2,787,500 of net proceeds (after payments to CollegeLink-related parties) from the proposed sale of its assets to TMP, thereby directing all, or a portion, of the proceeds to the 48 plaintiffs.

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

The Company has not paid cash dividends on its common shares or other securities. The Company has not paid the dividend to the holders of its Series A and Series C Convertible Preferred Stock for any quarter ending after March 31, 2000. The Company currently anticipates that it will retain all of its future earnings for use in the operation of its business and does not anticipate paying any cash dividends on its common shares in the foreseeable future.

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

RESULTS OF OPERATIONS
                     -

                                 Balance Sheets
                For the Transition Period Ended December 31, 2000
                        and the Year Ended June 30, 2000


                                                      ASSETS
                                                                                      December 31,      June 30,
                                                                                          2000            2000
                                                                                      ------------    ------------
CURRENT ASSETS:
   Cash                                                                               $    161,481    $  2,236,430
   Accounts receivable, net                                                                382,539         422,005
   Notes receivable, stockholders, current portion                                          35,000          60,000
   Note receivable, other                                                                     --            89,170
   Prepaid expenses and other current assets                                               276,635         122,128
                                                                                      ------------    ------------

      Total Current Assets                                                                 855,655       2,929,733
                                                                                      ------------    ------------

PROPERTY AND EQUIPMENT, Net                                                                571,072         759,829
                                                                                      ------------    ------------

OTHER ASSETS:
   Book right, net of accumulated amortization of $15,027 and $13,638, respectively         34,973          36,362
   Notes receivable, stockholders, less current portion                                       --           120,000
   Goodwill, net                                                                         4,245,897      16,266,737
   Other intangible, net                                                                      --           943,126
   Website development costs, net                                                          361,587         378,350
                                                                                      ------------    ------------

                                                                                         4,642,457      17,744,575
                                                                                      ------------    ------------

      TOTAL ASSETS                                                                    $  6,069,184    $ 21,434,137
                                                                                      ============    ============


                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                              $  1,188,560    $    698,005
   Notes payable                                                                           502,917            --
   Prepaid program fee                                                                          --         145,000
   Unearned revenue                                                                        715,207          60,883
                                                                                      ------------    ------------

      TOTAL LIABILITIES                                                                  2,406,684         903,888
                                                                                      ------------    ------------

COMMITMENTS AND CONTINGENCIES                                                                 --              --

STOCKHOLDERS' EQUITY:
   Series A convertible preferred stock, $4.00 stated value, $0.01 par value;
      2,500,000 shares authorized, 1,140,000 shares issued and outstanding               4,584,980       4,584,980
   Series B convertible preferred stock, $7.625 stated value, $0.01 par value;
      300,000 shares authorized, -0- and 279,771 shares issued and outstanding                --         4,175,000
   Series C convertible preferred stock, $4.00 stated value, $0.01 par value;
      1,000,000 shares authorized, 1,000,000 shares issued and outstanding               4,000,000       4,000,000
   Common stock, $0.001 par value, 100,000,000 shares authorized,
      15,302,535 and 14,480,564 shares issued and outstanding, respectively                 15,302          14,481
   Additional paid-in capital                                                           24,402,656      20,077,354
   Deferred compensation                                                                  (214,422)       (246,484)
   Accumulated deficit                                                                 (29,126,016)    (12,075,082)
                                                                                      ------------    ------------

      TOTAL STOCKHOLDERS' EQUITY                                                         3,662,500      20,530,249
                                                                                      ------------    ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $  6,069,184    $ 21,434,137
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


TMP has advanced $925,000 to CollegeLink and has indicated that it may continue to fund operating deficits through the closing. CollegeLink estimates that it will need to borrow an additional $225,000 to support its operations through the closing. Some of these advances may have to be repaid at the closing through a reduction in the purchase price for the assets. TMP's advances are evidenced by interest bearing promissory notes and are secured by a lien on all of CollegeLink's assets.


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

RECENT ACCOUNTING PRONOUNCEMENTS


In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") which clarifies the SEC's views on revenue recognition. We adopted SAB
101 as of January 1, 2001.


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



NEED FOR ADDITIONAL CAPITAL. Cash available at May 14, 2001 is able to support our operations at present levels only through May 28, 2001. If the transaction with TMP does not close, we have no expectation of being able to raise additional equity capital in a timeframe that would enable us to continue business operations. See "Special Considerations." Rather, we believe that either (1) TMP will foreclose on our assets or (2) we will have to cease operations and liquidate and possibly seek protection of the bankruptcy courts. In the event of bankruptcy, TMP or other bidders might be able to acquire CollegeLink's assets at a price that is lower than the price stated in the purchase agreement, and the Company's stockholders may receive nothing.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS


We have considered the provisions of Financial Reporting Release No. 48 "Disclosures of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosures of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Commodity Instruments." We have no holdings of derivative financial or commodity instruments at December 31, 2000.


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


The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company incurred a net loss of $17,050,934 during the six months ended December 31, 2000, and the existing cash is insufficient to fund the Company's cash flow need for the next year. The Company has signed an agreement to sell substantially all of its assets. The net proceeds from the sale (before required escrows) are expected to be approximately $2,787,500 which the Company expects will be sufficient for its operations for the foreseeable future. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





                                                      /s/ Radin Glass & Co., LLP
                                                    Certified Public Accountants
                                                              New York, New York

                                 BALANCE SHEETS

                For the Transition Period Ended December 31, 2000
                        and the Year Ended June 30, 2000



                                     ASSETS
                                                                                          December 31,          June 30,
                                                                                              2000                2000
                                                                                          ------------        ------------
CURRENT ASSETS:
   Cash                                                                                   $    161,481        $  2,236,430
   Accounts receivable, net                                                                    382,539             422,005
   Notes receivable, stockholders, current portion                                              35,000              60,000
   Note receivable, other                                                                         --                89,170
   Prepaid expenses and other current assets                                                   276,635             122,128
                                                                                          ------------        ------------

      Total Current Assets                                                                     855,655           2,929,733
                                                                                          ------------        ------------

PROPERTY AND EQUIPMENT, Net                                                                    571,072             759,829
                                                                                          ------------        ------------

OTHER ASSETS:
   Book right, net of accumulated amortization of $15,027 and $13,638, respectively             34,973              36,362
   Notes receivable, stockholders, less current portion                                           --               120,000
   Goodwill, net                                                                             4,245,897          16,266,737
   Other intangible, net                                                                          --               943,126
   Website development costs, net                                                              361,587             378,350
                                                                                          ------------        ------------

                                                                                             4,642,457          17,744,575
                                                                                          ------------        ------------

      TOTAL ASSETS                                                                        $  6,069,184        $ 21,434,137
                                                                                          ============        ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                                  $  1,188,560        $    698,005
   Notes payable                                                                               502,917                --
   Prepaid program fee                                                                            --               145,000
   Unearned revenue                                                                            715,207              60,883
                                                                                          ------------        ------------

      TOTAL LIABILITIES                                                                      2,406,684             903,888
                                                                                          ------------        ------------

COMMITMENTS AND CONTINGENCIES                                                                     --                  --

STOCKHOLDERS' EQUITY:
   Series A convertible preferred stock, $4.00 stated value, $0.01 par value;
      2,500,000 shares authorized, 1,140,000 shares issued and outstanding                   4,584,980           4,584,980
   Series B convertible preferred stock, $7.625 stated value, $0.01 par value;
      300,000 shares authorized, -0- and 279,771 shares issued and outstanding                    --             4,175,000
   Series C convertible preferred stock, $4.00 stated value, $0.01 par value;
      1,000,000 shares authorized, 1,000,000 shares issued and outstanding                   4,000,000           4,000,000
   Common stock, $0.001 par value, 100,000,000 shares authorized,
      15,302,535 and 14,480,564 shares issued and outstanding, respectively                     15,302              14,481
   Additional paid-in capital                                                               24,402,656          20,077,354
   Deferred compensation                                                                      (214,422)           (246,484)
   Accumulated deficit                                                                     (29,126,016)        (12,075,082)
                                                                                          ------------        ------------

      TOTAL STOCKHOLDERS' EQUITY                                                             3,662,500          20,530,249
                                                                                          ------------        ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $  6,069,184        $ 21,434,137
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
                                           ============     ============      ============


                       See notes to financial statements.

                            STATEMENTS OF CASH FLOWS

                                                       For the Six Months    For the Year        For the Year
                                                             Ended              Ended               Ended
                                                       December 31, 2000     June 30, 2000      June 30, 1999
                                                       -----------------     -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                $(17,050,934)       $ (7,882,864)       $ (2,586,425)
 Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization                              324,196             906,840             131,545
   Stock-based compensation                                   183,070             581,282             384,308
   Loss in disposal of property and equipment                 116,016                --                 1,231
   Write-off of notes/accounts receivable                     114,170                --                89,800
   Assets impairment                                       12,817,556                --                  --
   Accrued interest on note payable                             2,917                --                  --
 Changes in operating assets and liabilities:
   Accounts receivable                                         39,466            (321,842)           (117,850)
   Prepaid expenses and others                                (34,507)            (73,241)            (72,372)
   Accounts payable and accrued expenses                      490,554             302,661              94,080
   Unearned revenue                                           509,324             170,884             (22,126)
                                                         ------------        ------------        ------------

    CASH FLOW USED IN OPERATING ACTIVITIES                 (2,488,172)         (6,316,280)         (2,097,809)
                                                         ------------        ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment                          (36,792)           (662,242)            (26,520)
 Proceeds from equipment disposals                               --                  --                 9,600
 Proceeds from rent deposit                                      --                  --                 5,050
 Issuance of notes receivable                                    --              (269,170)               --
 Payments for acquisitions                                       --            (4,497,847)               --
 Capitalization of website development costs                  (50,100)           (378,350)               --
                                                         ------------        ------------        ------------

    CASH FLOW USED IN INVESTING ACTIVITIES                    (86,892)         (5,807,609)            (11,870)
                                                         ------------        ------------        ------------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
 Proceeds from issuance of preferred stock                       --             5,484,980           3,100,000
 Principal repayments of capital lease obligations               --                  --               (11,049)
 Proceeds from note payable and debt                          500,000                --               251,021
 Repayments of note payable and debt                             --                  --               (58,071)
 Proceeds from issuance of common stock                           115           7,669,116             195,000
 Payments of dividends                                           --              (164,877)            (42,485)
                                                         ------------        ------------        ------------

    CASH FLOW PROVIDED BY FINANCING ACTIVITIES                500,115          12,989,219           3,434,416
                                                         ------------        ------------        ------------

    NET INCREASE (DECREASE) IN CASH                        (2,074,949)            865,330           1,324,737

CASH, Beginning                                             2,236,430           1,371,100              46,363
                                                         ------------        ------------        ------------

CASH, Ending                                             $    161,481        $  2,236,430        $  1,371,100
                                                         ============        ============        ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

 Cash paid during the periods for:
   Interest                                              $       --          $     14,156        $        996
                                                         ============        ============        ============
   Taxes                                                 $       --          $      7,351        $     32,979
                                                         ============        ============        ============

 Non-cash investing and financing activities:
   Conversion of preferred stock to common stock         $  4,175,000        $       --          $    542,500
                                                         ============        ============        ============
   Issuance of options for services                      $     86,208        $    462,401        $       --
                                                         ============        ============        ============
   Issuance of stock for preferred stock dividend                --                55,680        $       --
                                                         ============        ============        ============
   Stock issued for acquisition                          $       --          $ 13,465,960        $       --
                                                         ============        ============        ============
   Issuance of stock for debt                            $       --          $       --          $     66,021
                                                         ============        ============        ============
   Issuance of stock for assets                          $       --          $       --          $    147,299
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

4.     NOTES RECEIVABLE, STOCKHOLDERS AND OTHER

       Notes receivable at December 31, 2000 and June 30, 2000 consist of the following:


                                                                              December 31,     June 30,
                                                                                 2000           2000
                                                                              ------------    --------
      Note receivable from stockholder, due in monthly installment of
      $2,500 plus interest at 5% through May 1, 2001 (A).                      $   --         $ 25,000

      Note receivable from stockholder, principal and interest at 5% due
      on January 18, 2001.                                                       35,000         35,000

      Note receivable from stockholders, non-interest bearing. (B)                 --          120,000

      Note receivable-other, due on demand with interest at 6%.  Balance
      at June 30, 2000 included accrued interest of  $2,175 (C).                   --           89,170
                                                                               --------       --------
                                                                                 35,000        269,170
      Less: Current Portion                                                        --          149,170
                                                                               --------       --------
             Notes Receivable, less Current Portion                            $ 35,000       $120,000
                                                                               ========       ========



       (A) After repeated demand for payment, the Company determined that this note would not be recoverable and wrote it off during the quarter ended December 31, 2000.


       (B) In fiscal year ended December 31, 2000, the Company's directors unanimously approved the reacquisition of certain assets from ConferenceNow.com Incorporated ("ConferenceNow"), a corporation in which Richard Fisher and Kevin High, two of the Company's directors, were shareholders. The assets had previously been acquired by ConferenceNow from the Company and were used to develop online conferencing technology. The transaction was entered into in order to enable the Company to transfer the assets to TMP Worldwide Inc. as part of the sale of substantially all of the Company's assets to TMP. In connection with the transaction, the Company, Mr. Fisher and Mr. High surrendered their shares of ConferenceNow, and promissory notes issued by Mr. Fisher and Mr. High to the Company in the aggregate amount of $120,000 were cancelled.



       (C) In September 2000, the Company demanded payment from OSN and realized that the note would not be recoverable and therefore the note was written off. OSN was insolvent and had no ability to pay the note.


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







              Management does not believe that any these events had occurred by June 30, 2000, and therefore that an impairment analysis was not required under SFAS 121. SFAS No. 121, paragraph 5, sets forth five examples of events or changes in circumstances that would warrant an assessment of assets for possible impairment:



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


       Goodwill and other intangible assets at December 31, 2000 and June 30, 2000 consist of the following:



                                               December 31,        June 30,        Estimated
                                                  2000              2000          Useful Lives
                                               -----------       -----------      ------------
          Goodwill                             $ 4,392,307       $16,934,942       15 Years
          Technology                                  --           1,028,865        5 Years
                                               -----------       -----------
                                                 4,392,307        17,963,807
          Less: accumulated amortization           146,410           753,944
                                               -----------       -----------
                                               $ 4,245,897       $17,209,863
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


12.   SUBSEQUENT EVENTS



      Purchase Agreement/Note Payable



      On February 2, 2001, the Company entered into an agreement with an unrelated buyer to purchase substantially all of the assets of the Company for $5,400,000 (subject to reduction as described below) in cash and assume substantially all of the liabilities of the Company. The purchase price is subject to reduction if the value of the liabilities assumed by buyer exceeds the value of the Company's tangible assets and certain other assets at the time of the closing. The completion of this transaction is subject to certain conditions, such as approval from stockholders of the Company. The purchase agreement was amended and restated on May 2, 2001, and, as of May 14, 2001, the proposed sale of assets has not been completed. In connection with the proposed sale of assets, the Company has agreed to pay to two former officers $300,000 each from the proceeds of the sale in exchange for 1,625,000 shares of the Company's common stock. This payment ($600,000 in total) will be recorded as a purchase of treasury stock at market value with the remainder to compensation expenses. The Company also agreed to pay to these two former officers cash bonuses of $212,500 promptly after the closing of the sale of assets. Separately, the proposed buyer of the assets has advanced $925,000 to the Company in five installments since November 30, 2001. The first four outstanding advances are evidenced by an interest-bearing promissory note dated November 30, 2000, in the principal amount of $250,000, a second interest-bearing promissory note dated December 15, 2000, also in the principal amount of $250,000, a third interest-bearing promissory note dated February 16, 2001, also in the principal amount of $250,000, and a fourth interest-bearing promissory note dated February 26, 2001, in the principal amount of $75,000. A fifth advance, for $100,000 was made on March 20, 2001, under a $350,000 line of credit from TMP. Accrued interest of $2,917 was included in the outstanding balance at December 31, 2000.



      Legal Proceeding (Unaudited):



      On April 12, 2001, a group of the Company's shareholders commenced a purported class action litigation against the Company for claims relating to the Company's failure to register for resale the shares issued to these shareholders in connection with the August 10, 1999 acquisition of ECI, Inc. The shareholders allege that such registration was required by a registration agreement between them and the Company. Management intends to vigorously defend the Company against the claims raised in the shareholders' complaint and has asserted counterclaims. Because this case commenced so recently, neither management nor the Company's general counsel are able to predict the outcome of the case or its possible effect on the financial position of the Company. For further information, please refer to page 7 of the Company's Annual Report on Form 10-KSB/A.

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



(1) Incorporated by reference from the Company's Form 8-K, Current Report, filed March 18, 1999, and later amended on April 2, 1999.

(2) Filed as Exhibit to the Company's Registration Statement No. 333-85079 on Form SB-2 and incorporated herein by reference.

(3) Incorporated by reference from the Company's Form 8-K, Current Report, filed April 27, 1999.

(4) Incorporated by reference from the Company's Form 10-QSB, filed November 20, 2000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  May 14, 2001                             COLLEGELINK.COM INCORPORATED



                                                 By:   /s/ RICHARD A. FISHER
                                                 ----------------------------
                                                 Richard A. Fisher
                                                 Chairman

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


               SIGNATURE                         DATE                                  TITLE
               ---------                         ----                                  -----
         /S/ RICHARD A. FISHER              May 14, 2001         Chairman of the Board
         ---------------------                                   (Principal Executive, Financial and Accounting
         RICHARD A. FISHER                                       Officer)


         /S/ KEVIN J. HIGH                  May 14, 2001         Director
         -----------------
         KEVIN J. HIGH

         /S/ MARK ROGERS                    May 14, 2001         Director
         ---------------
         MARK ROGERS