Form 10QSB
period 2001-03-31
COLLEGELINK COM INCORP
filed 2001-05-18
CIK 95047

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2001

                          Commission file Number 0 5388


                          COLLEGELINK.COM INCORPORATED

             (Exact Name of Registrant as Specified in its Charter)

               Delaware                                            16-0961436
 (State or Other Jurisdiction of Incorporation)      (I.R.S. Employer Identification Number)

                      251 Thames Street, Bristol, RI 02809
               (Address of Principal Executive Offices) (Zip Code)

                                 (401) 254-8800
              (Registrant's Telephone Number, Including Area Code)

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

Common Stock, $.001 Par Value - 15,366,660 shares as of March 31, 2001.

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

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                          COLLEGELINK.COM INCORPORATED
                                 BALANCE SHEETS
--------------------------------------------------------------------------------

                                                            ASSETS
                                                                                             March 31,          December 31,
                                                                                               2001                 2000
                                                                                           ------------         ------------
                                                                                           (Unaudited)           (Audited)
  CURRENT ASSETS:
    Cash                                                                                   $    189,994         $    161,481
    Accounts receivable, net                                                                    501,729              382,539
    Notes receivable, stockholders, current portion                                                --                 35,000
    Prepaid expenses and other current assets                                                   183,436              276,635
                                                                                           ------------         ------------
      Total Current Assets                                                                      875,159              855,655
                                                                                           ------------         ------------
  PROPERTY AND EQUIPMENT, Net                                                                   549,095              571,072
                                                                                           ------------         ------------
  OTHER ASSETS:
    Book right, net of accumulated amortization of $15,027 and $13,638,
    respectively                                                                                 33,862               34,973
    Goodwill, net                                                                             4,172,692            4,245,897
    Website development costs, net                                                              331,247              361,587
                                                                                           ------------         ------------
                                                                                              4,537,801            4,642,457
                                                                                           ------------         ------------
      TOTAL ASSETS                                                                         $  5,962,055         $  6,069,184
                                                                                           ============         ============

                                               LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES:
    Accounts payable and accrued expenses                                                  $  1,551,077         $  1,188,560
    Notes payable                                                                               944,646              502,917
    Unearned revenue                                                                            908,768              715,207
                                                                                           ------------         ------------
      TOTAL LIABILITIES                                                                       3,404,491            2,406,684
                                                                                           ------------         ------------

  COMMITMENTS AND CONTINGENCIES                                                                    --                   --

  STOCKHOLDERS' EQUITY:
   Series A convertible preferred stock, $4.00 stated value, $0.01 par value;
     2,500,000 shares authorized, 1,140,000 shares issued and outstanding                     4,584,980            4,584,980
   Series B convertible preferred stock, $7.625 stated value, $0.01 par value;
     300,000 shares authorized, -0- and 279,771 shares issued and outstanding                      --                   --
   Series C convertible preferred stock, $4.00 stated value, $0.01 par value;
     1,000,000 shares authorized, 1,000,000 shares issued and outstanding                     4,000,000            4,000,000
   Common stock, $0.001 par value, 100,000,000 shares authorized,
     15,366,660 and 15,302,535 shares issued and outstanding, respectively                       15,377               15,302
   Additional paid-in capital                                                                24,403,222           24,402,656
   Deferred compensation                                                                        (73,624)            (214,422)
   Accumulated deficit                                                                      (30,372,391)         (29,126,016)
                                                                                           ------------         ------------
    TOTAL STOCKHOLDERS' EQUITY                                                                2,557,564            3,662,500
                                                                                           ------------         ------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $  5,962,055         $  6,069,184
                                                                                           ============         ============

                          COLLEGELINK.COM INCORPORATED
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

--------------------------------------------------------------------------------

                                                                              2001               2000
                                                                          -----------         ----------
  REVENUES:
   College and high school programs                                       $ 1,301,182        $   419,656
   Web site hosting and web services                                               --             90,182
   Other revenues                                                              44,326                 --
                                                                         ------------        -----------
                                                                            1,345,508            509,838
  COST OF GOODS SOLD                                                          905,038            202,605
                                                                         ------------        -----------
     GROSS PROFIT                                                             440,470            307,233
                                                                         ------------        -----------
  OPERATING EXPENSES:
   Technology                                                                  31,263            222,610
   Depreciation and amortization                                              161,826            338,712
   Sales and marketing                                                        139,368            399,834
   General and administrative                                               1,337,834          1,207,775
                                                                         ------------        -----------
     TOTAL OPERATING EXPENSES                                               1,670,291          2,168,931
                                                                         ------------        -----------
     OPERATING LOSS                                                        (1,229,821)        (1,861,698)
                                                                         ------------        -----------
  OTHER INCOME (EXPENSES)
   Interest income (expense), net                                             (16,554)            54,822
   Gain on sale of business units                                                  --            178,000
                                                                         ------------        -----------
     TOTAL OTHER INCOME (EXPENSES)                                            (16,554)           232,822
                                                                         ------------        -----------
     LOSS BEFORE INCOME TAXES                                              (1,246,375)        (1,628,876)
  INCOME TAXES                                                                     --                 --
                                                                         ------------        -----------
     NET LOSS                                                              (1,246,375)        (1,628,876)
  PREFERRED STOCK DIVIDEND EARNED                                             128,775            128,775
                                                                         ------------        -----------
     NET LOSS ATTRIBUTABLE TO COMMON SHARES                              $ (1,375,150)       $(1,757,651)
                                                                         ============        ===========
  Net Loss Per Share (Basis and Diluted)                                 $      (0.09)       $     (0.15)
                                                                         ============        ===========
  Weighted Average Common Shares Outstanding                               15,406,020         12,118,665
                                                                         ============        ===========

                          COLLEGELINK.COM INCORPORATED
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                                                      2001               2000
                                                                  ------------        ------------
  CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                        $(1,246,375)        $(1,628,876)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
     Depreciation and amortization                                    161,826             338,712
     Stock-based compensation                                         140,797             244,192
     Accrued interest on note payable                                  16,729                  --
   Changes in operating assets and liabilities:
     Accounts receivable                                             (119,190)           (272,292)
     Prepaid expenses and others                                       93,199             153,328
     Accounts payable and accrued expenses                            372,516            (151,699)
     Unearned revenue                                                 193,560             268,544
                                                                  -----------         -----------
       CASH FLOW USED IN OPERATING ACTIVITIES                        (386,938)         (1,048,091)
                                                                  -----------         -----------
  CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                (30,194)           (271,832)
   Collection on notes receivable                                      25,000                  --
   Payments for acquisitions                                               --          (3,515,478)
   Capitalization of software development costs                        (4,996)           (415,935)
                                                                  -----------         -----------
       CASH FLOW USED IN INVESTING ACTIVITIES                         (10,190)         (4,203,245)
                                                                  -----------         -----------
  CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
   Proceeds from note payable and debt                                425,000            (125,000)
   Proceeds from issuance of preferred stock                               --           1,050,000
   Proceeds from issuance of common stock, net of expenses                641           7,896,775
                                                                  -----------         -----------
       CASH FLOW PROVIDED BY FINANCING ACTIVITIES                     425,641           8,821,775
                                                                  -----------         -----------
       NET INCREASE (DECREASE) IN CASH                                 28,513           3,570,439
  CASH, Beginning                                                     161,481             531,383
                                                                  -----------         -----------
  CASH, Ending                                                    $   189,994         $ 4,101,822
                                                                  ===========         ===========

  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the periods for:
    Interest                                                      $        --         $        --
                                                                  ===========         ===========
    Taxes                                                         $        --         $        --
                                                                  ===========         ===========

   Non-cash investing and financing activities:
     Offset note receivable with accrued expenses                 $    10,000         $        --
                                                                  ===========         ===========
    Issuance of stock in connection with acquisitions             $        --         $ 6,407,813
                                                                  ===========         ===========

                          COLLEGELINK.COM INCORPORATED

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION:

The accompanying unaudited financial statements of CollegeLink.com Incorporated (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to prepare them for inclusion as part of the Form 10QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements for the periods ended March 31, 2001 and 2000 are unaudited and include all adjustments which in the opinion of management are necessary in order to make the financial statements not misleading. All such adjustments are of a normal recurring nature. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company's transition report (Form 10KSB/A) filed with the Securities and Exchange Commission for the six months ended December 31, 2000.

2.  THE COMPANY:

The Company provides an extensive range of in-school and online services directed at high school students and their parents, high school counselors, college admissions officers and corporations which target the teen marketplace.

3.   GOING CONCERN:

As shown in the accompanying unaudited financial statements, we incurred a net loss of $1,246,375 during the period ended March 31, 2001. In addition, cash and accounts receivable available at May 15 is able to support our operations at present levels only through June 1, 2001. We have signed an agreement with TMP Worldwide Inc. ("TMP") for the sale of substantially all of its assets to TMP. We expect to call a special meeting of its stockholders in June of 2001 for the purposes of voting on this transaction and changing the name of the Company to "Cytation Corporation." If the transaction is approved by the stockholders, we will sell to TMP all of our revenue producing assets. The proposal to sell our assets and to change our name requires the affirmative vote of holders of a majority of the outstanding shares of stock entitled to vote at the meeting. There are numerous conditions to the closing of the sale to TMP, and therefore no assurance can be provided that the closing will in fact occur, even if it is approved by the stockholders. In the event the sale of assets to TMP is not completed, we believe that either (1) TMP will foreclose on our assets or (2) we will have to cease operations and seek protection of the bankruptcy courts. In the event of bankruptcy, TMP or other bidders might be able to acquire the Company's assets at a price that is lower than the price stated in the purchase agreement. See "Liquidity and Capital Resources" If we file for bankruptcy, it is possible that our stockholders will receive no value for their shares of stock in the Company. The financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going concern.

4.  PURCHASE AGREEMENT/NOTES PAYABLE

On February 2, 2001, the Company entered into an agreement with TMP to purchase substantially all of the assets of the Company for $5,400,000 (subject to reduction as described below) in cash and assume substantially all of the liabilities of the Company. The purchase price is subject to reduction if the value of the liabilities assumed by TMP exceeds the value of the Company's tangible assets and certain other assets at the time of the closing. The completion of this transaction is subject to certain conditions, such as approval from stockholders of the Company. The purchase agreement was amended and restated on May 2, 2001, and, as of May 16, 2001, the proposed sale of assets had not been completed. In connection with the proposed sale of assets, the Company has agreed to pay to two former officers $300,000 each from the proceeds of the sale in exchange for 1,625,000 shares of the Company's common stock. This payment ($600,000 in total) will be recorded as a purchase of treasury stock at market value with the remainder to compensation expenses. The Company also agreed to pay to these two former officers cash bonuses of $212,500 promptly after the closing of the sale of assets. Separately, TMP has advanced $925,000 to the Company in five installments since November 30, 2001. The first four outstanding advances are evidenced by an interest-bearing promissory note in the principal amount of $250,000, $250,000, $250,000 and $75,000 on November 30, 2000, December 15, 2000, February 16, 2001 and February 26, 2001,
respectively. The fifth advance, for $100,000 was made on March 20, 2001, under a $350,000 line of credit from TMP. Accrued interest of $19,646 was included in the outstanding balance at March 31, 2001.

5.  LEGAL PROCEEDING:

On April 12, 2001, a group of the Company's stockholders commenced a purported class action litigation against the Company for claims relating to the Company's failure to register for resale the shares issued to these stockholders in connection with the August 10, 1999 acquisition of ECI, Inc. The stockholders allege that such registration was required by a registration agreement between them and the Company. Management intends to vigorously defend the Company against the claims raised in the stockholders' complaint and has asserted counterclaims. Because this case commenced so recently, neither management nor the Company's general counsel are able to predict the outcome of the case or its possible effect on the financial position of the Company.

6.  INCOME (LOSS) PER SHARE:

The Company adopted SFAS No. 128, "Earnings per Share". SFAS No. 128 eliminates the presentation of primary and fully dilutive earnings per share ("EPS") and requires presentation of basic and diluted EPS. Basic EPS is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock and common stock equivalents outstanding for the period. Common stock equivalents are not included in the computation of diluted EPS for the periods ended March 31, 2001 and 2000 as such inclusion is antidilutive.

7. EQUITY TRANSACTION:

On January 5, 2001, options to purchase 64,125 shares of the Company's common stock were exercised. The options had an exercise price of $.01 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

QUARTER ENDED MARCH 31, 2001 COMPARED TO QUARTER ENDED MARCH 31, 2000.

REVENUE. Revenues were approximately 160% greater in the three months ended March 31, 2001 than for the three months ended March 31, 2000, an increase of $835,670 to $1,345,508 from $509,838. This increase is attributable to the shift in our business focus as a result of the acquisitions of ECI, Inc. in August 1999 and Student Success, Inc. in February 2000 to the provision of online and offline services to students at transition points in their academic careers. We derived substantially all of our revenue in the three months ended March 31, 2001 in the amount of $1,301,182 from our high school and college "Making It Count" programs.

COST OF REVENUES. Our cost of revenues was approximately $905,038 in the three months ended March 31, 2001, all of which was incurred in connection with the operation and administration of our "Making It Count" programs. This significant increase compared to the three months ended March 31, 2000 is due to the substantial variable cost of running the "Making It Count" programs and an increase in the base of students being presented to.

OPERATING EXPENSES. Operating expenses for the three months ended March 31, 2001 were approximately 23% less than for the three months ended March 31, 2000, a decrease of $498,640 to $1,670,291 from $2,168,931. This decrease is partially attributable to a reduction of our marketing and technology personnel as well as reduced technological development and marketing expenditures. Our technology expenditures decreased by 86% to $31,263 from $222,610 and marketing expenditures decreased by 65% to $139,368 from $399,834. Depreciation and amortization decreased as a result of goodwill impairment incurred in the previous quarter ending December 31, 2000. Our general and administrative expenses increased 10% to $1,337,834 from $1,207,775.

INCOME. The operating loss for the three months ended March 31, 2001 was approximately $1,246,375 compared to a loss of $1,628,876 for the three months ended March 31, 2000, a decrease of $382,501.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $386,938 for the three-month period ended March 31, 2001 and $1,048,091 for the three-month period ended March 31, 2000. As of March 31, 2001, the Company had negative working capital of $2,529,332 compared to positive working capital of $3,894,584 as of March 31, 2000.

TMP has advanced $925,000 to the Company and has indicated that it may continue to fund operating deficits through the closing. The Company estimates that it will need to borrow an additional $225,000 to support its operations through the closing. Some of these advances may have to be repaid at the closing through a reduction in the purchase price for the assets. TMP's advances are evidenced by interest bearing promissory notes and are secured by a lien on all of the Company's assets.

Without the interim funding from, and planned sale of assets to TMP, there is substantial doubt as to the Company's ability to continue as a going concern. If the proposed sale of assets to TMP is not successfully consummated, the Company expects that it may have to liquidate and may have to seek protection of the bankruptcy courts, in which event, the holders of the Company's common stock and preferred stock should not expect to receive any payment on their securities in the ensuing liquidation of the Company.

The Company considered whether or not to liquidate and distribute the proceeds to its stockholders. The Company decided that such a liquidation and distribution would not be in the best interests of its common stockholders because its preferred stockholders have a liquidation preference of approximately $8,600,000. As a result, all proceeds from the sale of assets to TMP that would be available for distribution to stockholders would be paid to the preferred stockholders.

If the sale of assets to TMP is approved by the Company's stockholders, the Company's principal asset immediately after the closing will be the cash received in the sale. The sale of assets will significantly reduce the Company's operating expenses. In the near term, the Company will maintain a single office of approximately 1,500 square feet and a full-time staff of three employees. The Company will examine business opportunities as they arise.

We anticipate a monthly burn rate of approximately $65,000 for the Company if the proposed transaction is consummated. The following assumptions were used to calculate the monthly burn rate: (1) salary and related payments for base obligations to Richard Fisher and Kevin High pursuant to existing employment agreements each has with the Company; (2) the current salary payment to the Company's administrative assistant; (3) actual rent and common area charges under the Company's lease for its premises in Bristol, Rhode Island; (4) utility and general expenses based on the previous three months at the Company's premises in Bristol, Rhode Island; (5) insurance premiums based on existing policies for property, casualty, liability and officers and directors liability insurance; (6) legal and accounting fees based on previous expenditures, including those related to the Company's reporting requirements under the Securities Exchange Act of 1934, reduced to reflect the expected reduced business activities of the Company after the sale of its assets; and (7) anticipated travel expenses relating to reviewing business opportunities.

                            PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

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

ITEM 2.  CHANGE IN SECURITIES

On January 5, 2001, we issued 64,125 shares of our common stock to thirteen employees pursuant to the exercise of stock options. The exercise price of each option was $.01.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

The Company's common stock currently trades on the American Stock Exchange under the symbol "APS". The Company does not currently meet this exchange's requirements for continued listing and we expect that the last trading day for our common stock on this exchange will be May 21, 2001. The Company expects that its common stock will trade on the Nasdaq Over the Counter Bulletin Board effective May 22, 2001.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

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

(1) Incorporated by reference from the Company's Form 8-K, Current Report, filed March 18, 1999, and later amended on April 2, 1999.

(2) Filed as Exhibit to the Company's Registration Statement No. 333-85079 on Form SB-2 and incorporated herein by reference.

(3) Incorporated by reference from the Company's Form 8-K, Current Report, filed April 27, 1999.

(4) Incorporated by reference from the Company's Form 10-QSB, filed November 20, 2000.

(b)  Reports on Form 8-K

1.   Form 8K, Change in Fiscal Year, filed on February 13, 2001
2.   Form 8K, Other Events, filed on May 9, 2001.


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                    COLLEGELINK.COM INCORPORATED


                                    By: /s/ Richard A Fisher
                                       -------------------------------
                                       Richard A. Fisher
                                       Chairman

DATE: May 18, 2001