Form 10QSB
period 2001-06-30
CYTATION CORP
filed 2001-08-14
CIK 95047

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2001

                          Commission File Number 0-5388


                               CYTATION CORPORATION

             (Exact Name of Registrant as Specified in its Charter)

         Delaware                                              16-0961436
      (State or Other                                       (I.R.S. Employer
Jurisdiction of Incorporation)                           Identification Number)

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

Common Stock, $.001 Par Value - 13,741,660 shares as of June 30, 2001.

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

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

          CYTATION CORPORATION (FORMERLY COLLEGELINK.COM INCORPORATED)
                                 BALANCE SHEETS

--------------------------------------------------------------------------------

                                     ASSETS

                                                                                       June 30,         December 31,
                                                                                         2001              2000
                                                                                     ------------       ------------
                                                                                     (Unaudited)         (Audited)

CURRENT ASSETS:
  Cash                                                                               $  2,747,999       $    161,481
  Accounts receivable, net                                                                  8,321            382,539
  Notes receivable, stockholders, current portion                                              --             35,000
  Prepaid expenses and other current assets                                                 4,634            276,635
                                                                                     ------------       ------------
     Total Current Assets                                                               2,760,954            855,655
                                                                                     ------------       ------------

PROPERTY AND EQUIPMENT, Net                                                                31,480            571,072
                                                                                     ------------       ------------
OTHER ASSETS:
  Book right, net                                                                              --             34,973
  Goodwill, net                                                                                --          4,245,897
  Website development costs, net                                                               --            361,586
                                                                                     ------------       ------------
                                                                                               --          4,642,456
                                                                                     ------------       ------------
     TOTAL ASSETS                                                                    $  2,792,434       $  6,069,183
                                                                                     ============       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                              $    467,336       $  1,188,560
  Notes payable                                                                                --            502,917
  Unearned revenue                                                                             --            715,207
                                                                                     ------------       ------------
     TOTAL LIABILITIES                                                                    467,336          2,406,684
                                                                                     ------------       ------------

COMMITMENTS AND CONTINGENCIES                                                                  --                 --

STOCKHOLDERS' EQUITY:
  Series A convertible preferred stock, $4.00 stated value, $0.01 par value;
    2,500,000 shares authorized, 1,140,000 shares issued and outstanding                4,584,980          4,584,980
  Series B convertible preferred stock, $7.625 stated value, $0.01 par value;
    300,000 shares authorized, -0- and 279,771 shares issued and outstanding                   --                 --
  Series C convertible preferred stock, $4.00 stated value, $0.01 par value;
    1,000,000 shares authorized, 1,000,000 shares issued and outstanding                4,000,000          4,000,000
  Common stock, $0.001 par value, 100,000,000 shares authorized,
    13,741,660 and 15,302,535 shares issued and outstanding, respectively                  15,366             15,302
  Additional paid-in capital                                                           24,403,233         24,402,656
    Deferred compensation                                                                      --           (214,422)
    Treasury stock, 1,625,000 shares, at cost                                            (130,000)                --
  Accumulated deficit                                                                 (30,548,481)       (29,126,017)
                                                                                     ------------       ------------
     TOTAL STOCKHOLDERS' EQUITY                                                         2,325,098          3,662,499
                                                                                     ------------       ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $  2,792,434       $  6,069,183
                                                                                     ============       ============


                       See notes to financial statements.

          CYTATION CORPORATION (FORMERLY COLLEGELINK.COM INCORPORATED)
                            STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                                            2001              2000
                                                         -----------       -----------

REVENUES:
  College and high school programs                       $ 1,626,415       $   632,154
  Web site hosting and web services                           59,627            49,095
  Other revenues                                              28,530            24,909
                                                         -----------       -----------
                                                           1,714,572           706,158
COST OF GOODS SOLD                                         1,636,730           314,761
                                                         -----------       -----------
    GROSS PROFIT                                              77,842           391,397
                                                         -----------       -----------
OPERATING EXPENSES:
  Technology                                                  56,214            13,946
  Depreciation and amortization                              141,855           210,715
  Sales and marketing                                        370,324         1,338,649
  General and administrative                                 442,546         1,136,993
                                                         -----------       -----------
    TOTAL OPERATING EXPENSES                               1,010,939         2,700,303
                                                         -----------       -----------
    OPERATING LOSS                                          (933,097)       (2,308,906)
                                                         -----------       -----------
OTHER INCOME (EXPENSES)
  Interest income (expenses), net                            (20,998)           38,491
  Gain on sale of business units                             778,005           150,000
                                                         -----------       -----------
    TOTAL OTHER INCOME (EXPENSES)                            757,007           188,491
                                                         -----------       -----------
    LOSS BEFORE INCOME TAXES                                (176,090)       (2,120,415)
INCOME TAXES                                                      --                --
                                                         -----------       -----------
    NET INCOME (LOSS)                                       (176,090)       (2,120,415)
PREFERRED STOCK DIVIDEND EARNED                              128,775           128,775
                                                         -----------       -----------
    NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHARES      $  (304,865)      $(2,249,190)
                                                         ===========       ===========
Net Loss Per Share (Basis and Diluted)                   $     (0.02)      $     (0.23)
                                                         ===========       ===========
Weighted Average Common Shares Outstanding                15,196,564         9,861,090
                                                         ===========       ===========


                       See notes to financial statements.

          CYTATION CORPORATION (FORMERLY COLLEGELINK.COM INCORPORATED)
                            STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                                    2001              2000
                                                -----------       -----------

REVENUES:
  College and high school programs              $ 2,927,597       $ 1,051,810
  Web site hosting and web services                  59,627           139,277
  Other revenues                                     72,856            24,909
                                                -----------       -----------
                                                  3,060,080         1,215,996
COST OF GOODS SOLD                                2,541,768           517,366
                                                -----------       -----------
    GROSS PROFIT                                    518,312           698,630
                                                -----------       -----------
OPERATING EXPENSES:
  Technology                                         87,477           236,556
  Depreciation and amortization                     303,681           549,427
  Sales and marketing                               509,691         1,738,483
  General and administrative                      1,780,380         2,344,768
                                                -----------       -----------
    TOTAL OPERATING EXPENSES                      2,681,229         4,869,234
                                                -----------       -----------
    OPERATING LOSS                               (2,162,917)       (4,170,604)
                                                -----------       -----------
OTHER INCOME (EXPENSES)
  Interest income (expenses), net                   (37,552)           93,314
  Gain on sale of business units                    778,005           328,000
                                                -----------       -----------
    TOTAL OTHER INCOME (EXPENSES)                   740,453           421,314
                                                -----------       -----------
    LOSS BEFORE INCOME TAXES                     (1,422,464)       (3,749,290)
INCOME TAXES                                             --                --
                                                -----------       -----------
    NET LOSS                                     (1,422,464)       (3,749,290)
PREFERRED STOCK DIVIDEND EARNED                     257,549           257,549
                                                -----------       -----------
    NET LOSS ATTRIBUTABLE TO COMMON SHARES      $(1,680,013)      $(4,006,839)
                                                ===========       ===========
Net Loss Per Share (Basis and Diluted)          $     (0.11)      $     (0.41)
                                                ===========       ===========
Weighted Average Common Shares Outstanding       15,284,770         9,678,207
                                                ===========       ===========



                       See notes to financial statements.

          CYTATION CORPORATION (FORMERLY COLLEGELINK.COM INCORPORATED)
                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                                                      2001             2000
                                                                  -----------       -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                        $(1,422,464)      $(3,749,290)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
     Depreciation and amortization                                    303,681           549,427
     Stock-based compensation                                         214,422           174,645
     Accrued interest on note payable                                  37,735                --
     Gain on sale of business units                                  (778,005)         (328,000)
  Changes in operating assets and liabilities:
     Accounts receivable                                              (52,271)         (319,875)
     Prepaid expenses and others                                      272,001           299,750
     Accounts payable and accrued expenses                          1,335,664            37,251
     Unearned revenue                                                (566,302)          205,883
                                                                  -----------       -----------
      CASH FLOW USED IN OPERATING ACTIVITIES                         (655,539)       (3,130,209)
                                                                  -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                 (30,194)         (300,164)
  Collection on (issuance of) notes receivable                         25,000          (269,170)
  Payments for acquisitions                                                --        (3,515,478)
  Capitalization of software development costs                         (6,811)         (378,350)
                                                                  -----------       -----------
      CASH FLOW USED IN INVESTING ACTIVITIES                          (12,005)       (4,463,162)
                                                                  -----------       -----------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
  Proceeds from (payments of) note payable and debt                   500,000          (125,000)
  Purchase of treasury stock                                         (600,000)               --
  Proceeds from issuance of preferred stock                                --         1,050,000
  Proceeds from sale of business units                              3,353,421           328,000
  Proceeds from issuance of common stock, net of expenses                 641         8,045,418
                                                                  -----------       -----------
      CASH FLOW PROVIDED BY FINANCING ACTIVITIES                    3,254,062         9,298,418
                                                                  -----------       -----------
      NET INCREASE (DECREASE) IN CASH                               2,586,518         1,705,047
CASH, Beginning                                                       161,481           531,383
                                                                  -----------       -----------
CASH, Ending                                                      $ 2,747,999       $ 2,236,430
                                                                  ===========       ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the periods for:
  Interest                                                        $        --       $        --
                                                                  ===========       ===========
  Taxes                                                           $        --       $        --
                                                                  ===========       ===========
Non-cash investing and financing activities:
  Offset note receivable with accrued expenses                    $    10,000       $        --
                                                                  ===========       ===========
  Issuance of stock in connection with acquisitions               $        --       $ 6,407,813
                                                                  ===========       ===========


                       See notes to financial statements.

                              CYTATION CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION:

The accompanying unaudited financial statements of Cytation Corporation (formerly CollegeLink.com Incorporated) (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to prepare them for inclusion as part of the Form 10QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements for the periods ended June 30, 2001 and 2000 are unaudited and include all adjustments, which in the opinion of management are necessary, in order to make the financial statements not misleading. All such adjustments are of a normal recurring nature. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company's transition report (Form 10KSB) filed with the Securities and Exchange Commission for the six-month transition period ended December 31, 2000.

2.   THE COMPANY:

Until June 20, 2001, the Company provided a range of in-school and online services directed at high school students and their parents, high school counselors, college admissions officers and corporations which target the teen marketplace. On June 20, 2001, the Company sold all of its assets associated with these activities to TMP Worldwide Inc. See Note 3.

3.   DISPOSITION OF ASSETS:

On June 20, 2001, Cytation Corporation (then known as CollegeLink.com Incorporated) and its wholly owned subsidiary Cytation Bristol Corporation (then known as CollegeLink Corporation) sold substantially all of their respective assets, including all of their respective operating assets, to TMP Worldwide Inc. ("TMP"). TMP is the parent corporation of TMP Interactive Inc. d/b/a Monster.com.

As consideration for the sale, TMP paid Cytation Corporation approximately $4,202,000 in cash and assumed approximately $3,062,000 of Cytation's liabilities. Among the liabilities that TMP assumed were notes issued by Cytation to TMP in the aggregate principal amount of $1,000,000.

Two former officers of Cytation Corporation became employees of TMP on the date of the sale. Patrick O'Brien, who served as chief executive officer of Cytation Corporation until September 2000 and served as a consultant of Cytation until the June 20 closing, has become a vice president of TMP. Bradford Baker, who served as president of Cytation Corporation until September 2000 and served as a consultant of Cytation until the June 20 closing, also has become a vice president of TMP. Messrs. O'Brien and Baker each entered into employment agreements with TMP and each received options to purchase up to 8,000 shares of TMP common stock, subject to certain vesting requirements. In a separate transaction that closed on the same day as the sale of assets to TMP, Cytation Corporation paid approximately $849,000 to Messrs.

Baker and O'Brien in consideration of consulting fees, bonuses and the redemption of 1,625,000 shares of Cytation common stock.

The sale of assets from Cytation to TMP was approved by Cytation's stockholders at a special meeting of stockholders held on June 19, 2001.

4.   LEGAL PROCEEDINGS:

On April 12, 2001, a group of the Company's stockholders commenced a purported class action litigation against the Company for claims relating to the Company's failure to register for resale the shares issued to these shareholders in connection with the August 10, 1999 acquisition of ECI, Inc. Damages claimed by the purported class were $3,500,000. These stockholders alleged that such registration was required by a registration rights agreement between them and the Company. The Company denied any liability and asserted counterclaims and a third-party claim. The Company and the stockholders have agreed in principle to a settlement of this matter in consideration of the payment by the Company to them of approximately $400,000. The settlement is subject to the execution of a definitive settlement agreement, the exchange of releases and a stipulation of dismissal to be filed with and approved by the court.

5.  CHANGE OF NAME:

On June 21, 2001, Cytation Corporation changed its name from "CollegeLink Incorporated" to "Cytation Corporation" and Cytation Corporation's wholly owned subsidiary changed its name from "CollegeLink Corporation" to "Cytation Bristol Corporation". The name changes were effected in connection with the sale of assets to TMP. The Cytation Corporation name change was approved by Cytation Corporation's stockholders at a special meeting of stockholders held on June 19, 2001. Cytation Bristol Corporation is an inactive subsidiary.

6.   EQUITY TRANSACTION:

On January 5, 2001, options to purchase 64,125 shares of the Company's common stock were exercised at an exercise price of $0.01 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company recently sold all of its revenue producing assets. Accordingly, the following should be read in conjunction with Note 2 to the Financial Statements.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000

Revenue. Revenue increased approximately $1,844,084 in the six months ended June 30, 2001, an increase of approximately 150% compared to the six-month period ended June 30, 2000. This increase resulted entirely from our shift in business over the past year to the delivery of our "Making It Count" in-school presentation programs, which in turn resulted in an increase in revenue from the corporate sponsors of these programs. All other revenues combined increased $31,702 compared to the related previous six-month period.

Cost of Revenues. Our cost of revenues increased $2,024,402 in the six months ended June 30, 2001, an increase of approximately 391% compared to the six-month period ended June 30,

2000. These expenses were incurred entirely in the operation and administration of our substantially expanded "Making It Count" programs.

Operating Expenses. Operating expenses for the six months ended June 30, 2001 decreased $2,188,005, a decrease of approximately 45% compared to the six months ended June 30, 2000. This decrease is attributable to the following: a decrease in selling and marketing expenses of $1,228,792, or approximately 71%, as a result of a reduction in selling and marketing staff and programs; a decrease in depreciation and amortization of $245,746, or approximately 45%, which resulted from a reduction in the carrying value of goodwill at December 31, 2000; a decrease in general and administrative expenses of $564,388, or approximately 24%, which resulted from the implementation of cost savings measures and decreased overhead; and a decrease in technology expenses of $149,079, or approximately 63%, which resulted from a reduction in technology personnel.

Other Income (Expense). There was a net negative change in interest income and expense of $130,864 caused by our receipt of less interest income from reduced cash reserves and an increase in interest expense relating to our note payable to TMP.

We realized a gain on the sale of assets to TMP of $778,005.

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
2000

Revenue. Revenue increased approximately $1,008,414 in the three months ended June 30, 2001, an increase of approximately 143% compared to the three-month period ended June 30, 2000. This increase resulted entirely from our shift in business over the past year to the delivery of our "Making It Count" in-school presentation programs, which in turn resulted in an increase in revenue from the corporate sponsors of these programs. All other revenues combined increased $14,153 compared to the related previous three-month period.

Cost of Revenues. Our cost of revenues increased $1,321,969 in the three months ended June 30, 2001, an increase of approximately 420% compared to the three-month period ended June 30, 2000. These expenses were incurred entirely in the operation and administration of our substantially expanded "Making It Count" programs.

Operating Expenses. Operating expenses for the three months ended June 30, 2001 decreased $1,689,364, a decrease of approximately 63% compared to the three months ended June 30, 2000. This decrease is attributable to the following: a decrease in selling and marketing expenses of $968,325, or approximately 72%, as a result of a reduction in selling and marketing staff and programs; a decrease in depreciation and amortization of $68,860, or approximately 33%, which resulted from a reduction in the carrying value of goodwill at December 31, 2000; a decrease in general and administrative expenses of $694,447, or approximately 61%, which resulted from the implementation of cost savings measures and decreased overhead; and a decrease in technology expenses of $42,268.

Other Income (Expense). There was a net negative change in interest income and expense of $59,489 caused by our receipt of less interest income from reduced cash reserves and an increase in interest expense relating to our note payable to TMP.

We realized a gain on the sale of assets to TMP of $778,005.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $443,039 for the six month period ended June 30, 2001 compared to $3,130,209 for the six month period ended June 30, 2000. As of June 30, 2001, the company had working capital of $2,293,618 compared to working capital of $2,236,430 as of June 30, 2000.

We are currently evaluating several business opportunities. In the meantime, we expect to spend approximately $50,000 per month for recurring expenses. This amount could increase if we decide to enter into a business through acquisition or otherwise. We may also incur non-recurring expenses from time to time.

                            PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On April 12, 2001, a group of the Company's stockholders commenced a purported class action litigation against the Company for claims relating to the Company's failure to register for resale the shares issued to these shareholders in connection with the August 10, 1999 acquisition of ECI, Inc. Damages claimed by the purported class were $3,500,000. These stockholders alleged that such registration was required by a registration rights agreement between them and the Company. The Company denied any liability and asserted counterclaims and a third-party claim. The Company and the stockholders have agreed in principle to a settlement of this matter in consideration of the payment by the Company to them of approximately $400,000. The settlement is subject to the execution of a definitive settlement agreement, the exchange of releases and a stipulation of dismissal to be filed with and approved by the court.

ITEM 2. CHANGE IN SECURITIES

In a transaction that closed on the same day as the sale of assets to TMP Worldwide, Inc. ("TMP"), the Company paid approximately $600,000 to two of its former executives in consideration of the redemption of 1,625,000 shares of the Company's common stock owned by them.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The sale of assets from Cytation to TMP and the change in the Company's name to Cytation Corporation from CollegeLink.com Incorporated in connection with that sale were approved by the Company's stockholders at a special meeting of stockholders held on June 19, 2001. See Other Information.

ITEM 5. OTHER INFORMATION

On June 20, 2001, Cytation Corporation (then known as CollegeLink.com Incorporated) and its wholly owned subsidiary Cytation Bristol Corporation (then known as CollegeLink Corporation) sold substantially all of their respective assets, including all of their respective operating assets, to TMP. TMP is the parent corporation of TMP Interactive Inc. d/b/a Monster.com.

As consideration for the sale, TMP paid Cytation Corporation approximately $4,202,000 in cash and assumed approximately $3,062,000 of Cytation's liabilities. Among the liabilities that TMP assumed were notes issued by Cytation to TMP in the aggregate principal amount of $1,000,000.

Two former officers of Cytation Corporation became employees of TMP on the date of the sale. Patrick O'Brien, who served as chief executive officer of Cytation Corporation until September 2000 and served as a consultant of Cytation until the June 20 closing, has become a vice president of TMP. Bradford Baker, who served as president of Cytation Corporation until September 2000 and served as a consultant of Cytation until the June 20 closing, also has become a vice president of TMP. Messrs. O'Brien and Baker each entered into employment agreements with TMP and each received options to purchase up to 8,000 shares of TMP common stock, subject to certain vesting requirements. In a separate transaction that closed on the same day as the sale of assets to TMP, Cytation Corporation paid approximately $849,000 to Messrs. Baker and O'Brien in consideration of consulting fees, bonuses and the redemption of 1,625,000 shares of Cytation common stock.

On May 22, 2001, the Company's common stock stopped trading on the Amercian Stock Exchange, where it had traded under the symbol "APS". From May 22, 2001 through June 21, 2001, the Company's common stock traded on the Nasdaq Over the Counter Bulletin Board under the symbol "CLGK". Since June 21, 2001, the Company's common stock has traded on the Nasdaq Over the Counter Bulletin Board under the symbol "CYTY".

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

 2.2 Plan of Merger of the Company and Cytation Corporation, dated February 11, 1999(1)

 2.3 Articles of Merger between CollegeLink.com Incorporated and ECI, Inc., dated August 10, 1999(2)

 2.4 Certificate of Merger of CollegeLink.com Incorporated and ECI, Inc., dated August 10, 1999(2)

 2.5 Agreement and Plan of Merger of the Company and ECI, Inc., dated August 10, 1999(2)

 2.6 Certificate of Ownership and Merger between the Company and CollegeLink.com Incorporated, dated November 15, 1999(2)

 2.7 Agreement and Plan of Merger between the Company and CollegeLink.com Incorporated, dated November 15, 1999(2)

 2.8 Amended and Restated Asset Purchase Agreement dated May 2, 2001, among TMP Worldwide Inc., CollegeLink.com Incorporated and CollegeLink Corporation(5)

 3.1      Amended and Restated Certificate of Incorporation of the Company(2)

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

10.29 Consulting Agreement dated October 13, 1999, between Cytation.com Incorporated and Bruce Sundlun(2)

10.30     Series A Lock-Up Agreement(2)

10.31 Consulting Agreement dated September 8, 2000 between CollegeLink.com and Bradford J. Baker(4)

10.32 Consulting Agreement dated September 8, 2000 between CollegeLink.com and Patrick S. O'Brien(4)

10.33     Pro forma Balance Sheet (Unaudited) as of December 31, 2000(5)

10.34 Pro forma Statement of Operations (Unaudited) for the year ended June 30, 2000(5)

10.35 Pro forma Statement of Operations for the six-month transition period ended December 31, 2000(5)

21.1      List of Subsidiaries of the Company(2)


(1) Incorporated by reference from the Company's Form 8-K, Current Report, filed March 18, 1999, and later amended on April 2, 1999.

(2) Filed as Exhibit to the Company's Registration Statement No. 333-85079 on Form SB-2 and incorporated herein by reference.

(3) Incorporated by reference from the Company's Form 8-K, Current Report, filed April 27, 1999.

(4) Incorporated by reference from the Company's Form 10-QSB, filed November 20, 2000.

(5) Incorporated by reference from the Company's Definitive Proxy Statement filed May 25, 2001.

(b)  Reports on Form 8-K

1. Form 8K, Disposition of Assets, Other Events and Financial Statements and Exhibits , filed on June 26, 2001.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                        CYTATION CORPORATION

                                        By: /s/ Richard A Fisher
                                            -------------------------------
                                            Name: Richard A. Fisher
                                            Title: Chairman


DATE: August 14, 2001