Form 10QSB
period 2001-09-30
CYTATION CORP
filed 2001-11-13
CIK 95047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 2001

Commission file Number 0 5388

CYTATION CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	16-0961436

(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification Number)

251 Thames Street, Bristol, RI 02809

(Address of Principal Executive Offices) (Zip Code)

(401) 254-8800

(Registrant’s Telephone Number, Including Area Code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      YES [X]      NO [  ]

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

      Common Stock, $.001 Par Value —13,764,531 shares as of September 30, 2001.

FORWARD-LOOKING INFORMATION

      THIS FORM 10-QSB AND OTHER STATEMENTS ISSUED OR MADE FROM TIME TO TIME BY CYTATION CORPORATION (FORMERLY KNOWN AS COLLEGELINK.COM INCORPORATED) OR ITS REPRESENTATIVES CONTAIN STATEMENTS WHICH MAY CONSTITUTE “FORWARD-LOOKING STATEMENTS” WITHIN THE MEANING OF THE SECURITIES ACT OF 1933 AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FIFTEEN U.S.C.A. SECTIONS 77Z-2 AND 78U-5 (SUPP. 1996). THOSE STATEMENTS INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF CYTATION CORPORATION (FORMERLY KNOWN AS COLLEGELINK.COM INCORPORATED) AND MEMBERS OF ITS MANAGEMENT TEAM AS WELL AS THE ASSUMPTIONS ON WHICH SUCH STATEMENTS ARE BASED. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE FORWARD-LOOKING STATEMENTS TO REFLECT CHANGED ASSUMPTIONS, THE OCCURRENCE OF UNANTICIPATED EVENTS OR CHANGES TO FUTURE OPERATING RESULTS OVER TIME.

PART 1 FINANCIAL INFORMATION

Item 1. Financial Statements.

Cytation Corporation (Formerly Collegelink.com Incorporated)

Balance Sheets

ASSETS
	September 30,	December 31,
	2001	2000

	(Unaudited)	(Audited)
CURRENT ASSETS:

Cash	$762,588	$161,481

Accounts receivable, net	—	382,539

Notes receivable, stockholders, current portion	—	35,000

Prepaid expenses and other current assets	42,134	276,635

Total Current Assets	804,722	855,655

PROPERTY AND EQUIPMENT, Net	31,687	571,072

OTHER ASSETS:

Cash in escrow account	422,051	—

Book right, net	—	34,973

Goodwill, net	—	4,245,897

Website development costs, net	—	361,586

	422,051	4,642,456

TOTAL ASSETS	$1,258,460	$6,069,183

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts payable and accrued expenses	$155,789	$1,188,560

Notes payable	—	502,917

Unearned revenue	—	715,207

TOTAL LIABILITIES	155,789	2,406,684

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY:

Series A convertible preferred stock, $4.00 stated value, $0.01 par value; 2,500,000 shares authorized, 1,140,000 shares issued and outstanding	4,584,980	4,584,980

Series B convertible preferred stock, $7.625 stated value, $0.01 par value; 300,000 shares authorized, -0- and 279,771 shares issued and outstanding	—	—

Series C convertible preferred stock, $4.00 stated value, $0.01 par value; 1,000,000 shares authorized, 1,000,000 shares issued and outstanding	4,000,000	4,000,000

Common stock, $0.001 par value, 100,000,000 shares authorized, 13,764,631 and 15,302,535 shares issued and outstanding, respectively	13,765	15,302

Additional paid-in capital	24,295,315	24,402,656

Deferred compensation	(480,000)	(214,422)

Accumulated deficit	(31,311,389)	(29,126,017)

TOTAL STOCKHOLDERS’ EQUITY	1,102,671	3,662,499

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,258,460	$6,069,183

See notes to financial statements.

Cytation Corporation (Formerly CollegeLink.com Incorporated)

Statements of Operations
For The Three Months Ended September 30, 2001 and 2000
(Unaudited)

	2001	2000

REVENUES:

College and high school programs	$—	$716,828

Other revenues	—	46,558

	—	763,386

COST OF GOODS SOLD	4,106	790,560

GROSS PROFIT	(4,106)	(27,174)

OPERATING EXPENSES:

Technology	—	390,021

Depreciation and amortization	4,686	418,763

Sales and marketing	—	388,075

General and administrative	770,283	688,531

TOTAL OPERATING EXPENSES	774,969	1,885,390

OPERATING LOSS	(779,075)	(1,912,564)

OTHER INCOME (EXPENSES):

Interest income (expenses), net	16,652	14,454

Write-off of note receivable	—	(89,170)

Other expense	(470)	—

TOTAL OTHER INCOME (EXPENSES)	16,182	(74,716)

LOSS BEFORE INCOME TAXES	(762,893)	(1,987,280)

INCOME TAXES	—	—

NET LOSS	(762,893)	(1,987,280)

PREFERRED STOCK DIVIDEND EARNED	128,775	128,775

NET LOSS ATTRIBUTABLE TO COMMON SHARES	$(891,668)	$(2,116,055)

Net Loss Per Share (Basis and Diluted)	$(0.06)	$(0.14)

Weighted Average Common Shares Outstanding	13,756,974	14,767,082

See notes to financial statements.

Cytation Corporation (Formerly CollegeLink.com Incorporated)

Statements of Operations
For The Nine Months Ended September 30, 2001 and 2000
(Unaudited)

	2001	2000

REVENUES:

College and high school programs	$2,927,597	$1,768,638

Web site hosting and web services	59,627	139,277

Other revenues	72,856	71,467

	3,060,080	1,979,382

COST OF GOODS SOLD	2,545,874	1,307,926

GROSS PROFIT	514,206	671,456

OPERATING EXPENSES:

Technology	87,476	626,577

Depreciation and amortization	308,367	968,190

Sales and marketing	509,692	2,126,558

General and administrative	2,550,677	3,033,299

TOTAL OPERATING EXPENSES	3,456,212	6,754,624

OPERATING LOSS	(2,942,006)	(6,083,168)

OTHER INCOME (EXPENSES)

Interest income (expenses), net	(20,900)	107,767

Write-off of note receivable	—	(89,170)

Other expenses	(470)	—

Gain on sale of business units	778,005	328,000

TOTAL OTHER INCOME (EXPENSES)	756,635	346,597

LOSS BEFORE INCOME TAXES	(2,185,371)	(5,736,571)

INCOME TAXES	—	—

NET INCOME (LOSS)	(2,185,371)	(5,736,571)

PREFERRED STOCK DIVIDEND EARNED	386,324	386,324

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHARES	$(2,571,695)	$(6,122,895)

Net Income (Loss) Per Share (Basis and Diluted)	$(0.17)	$(0.45)

Weighted Average Common Shares Outstanding	14,768,725	13,655,238

See notes to financial statements.

Cytation Corporation (Formerly CollegeLink.com Incorporated)

Statements of Cash Flows
For the Nine Months Ended September 30, 2001 and 2000
(Unaudited)

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(2,185,371)	$(5,736,571)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amoritzation	308,367	968,190

Stock-based compensation	234,672	220,005

Accrued interest on note payable	37,735	—

Gain on sale of business units	(778,005)	(328,000)

Changes in operating assets and liabilities:

Accounts receivable	(43,950)	(394,948)

Prepaid expenses and others	234,501	178,363

Cash in escrow account	(422,051)	—

Accounts payable and accrued expenses	1,024,116	(239,743)

Unearned revenue	(566,302)	238,293

Deferred compensation	(480,000)	—

CASH FLOW USED IN OPERATING ACTIVITIES	(2,636,288)	(5,094,411)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment	(35,090)	(326,891)

Collection on (issuance of) notes receivable	25,000	(180,000)

Payments for acquisitions	—	(3,515,478)

Capitalization of software development costs	(6,811)	(378,350)

CASH FLOW USED IN INVESTING ACTIVITIES	(16,901)	(4,400,719)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES

Proceeds from (payments of) note payable and debt	500,000	(125,000)

Proceeds from issuance of preferred stock	—	1,050,000

Purchase of treasury stock	(600,000)	—

Proceeds from sale of business units	3,353,424	328,000

Proceeds from issuance of common stock, net of expenses	872	8,065,842

CASH FLOW PROVIDED BY FINANCING ACTIVITIES	3,254,296	9,318,842

NET INCREASE (DECREASE) IN CASH	601,107	(176,288)

CASH, Beginning	161,481	531,383

CASH, Ending	$762,588	$355,095

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the periods for:

Interest	$—	$—

Taxes	$—	$—

Non-cash investing and financing activities:

Offset note receivable with accrued expenses	$10,000	$—

Issuance of stock in connection with acquisitions	$—	$6,407,813

See notes to financial statements.

Cytation Corporation

Notes to Financial Statements
(Unaudited)

1. Basis of Presentation:

      The accompanying unaudited financial statements of Cytation Corporation (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to prepare them for inclusion as part of the Form 10QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements for the periods ended September 30, 2001 and 2000 are unaudited and include all adjustments, which in the opinion of management are necessary, in order to make the financial statements not misleading. All such adjustments are of a normal recurring nature. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for a full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company’s transition report (Form 10KSB) filed with the Securities and Exchange Commission for the six-month transition period ended December 31, 2000.

2. The Company:

      Until June 20, 2001, the Company provided a range of in-school and online services directed at high school students and their parents, high school counselors, college admissions officers and corporations which target the teen marketplace. On June 20, 2001, the Company sold all of its assets associated with these activities to TMP Worldwide Inc. See Note 3.

      The Company currently does not conduct any business which generates revenue.

3. Disposition of Assets:

      On June 20, 2001, Cytation Corporation (then known as CollegeLink.com Incorporated) and its wholly owned subsidiary Cytation Bristol Corporation (then known as CollegeLink Corporation) sold substantially all of their respective assets, including all of their respective operating assets, to TMP Worldwide Inc. (“TMP”). TMP is the parent corporation of TMP Interactive Inc. d/b/a Monster.com. The sale of assets from Cytation to TMP was approved by Cytation’s stockholders at a special meeting of stockholders held on June 19, 2001.

      As consideration for the sale, TMP paid Cytation Corporation approximately $4,202,000 in cash and assumed approximately $3,062,000 of Cytation’s liabilities. Among the liabilities that TMP assumed were notes issued by Cytation to TMP in the aggregate principal amount of $1,000,000.

4. Legal Proceedings:

      On April 12, 2001, a group of the Company’s stockholders commenced a purported class action litigation against the Company for claims relating to the Company’s failure to register for resale the shares issued to these shareholders in connection with the August 10, 1999 acquisition of ECI, Inc. Damages claimed by the purported class were $3,500,000. These stockholders alleged that such registration was required by a registration rights agreement between them and the Company. The Company denied any liability and asserted counterclaims and a third-party claim. The Company and the stockholders settled this matter in consideration of the payment by the Company to them of $400,000, approximately 80% of which plaintiffs in turn paid to their legal counsel.

5. Change of Name:

      On June 21, 2001, Cytation Corporation changed its name from “CollegeLink.com Incorporated” to “Cytation Corporation” and Cytation Corporation’s wholly owned subsidiary changed its name from “CollegeLink Corporation” to “Cytation Bristol Corporation”. The name changes were effected in connection with the sale of assets to TMP. The Cytation Corporation name change was approved by Cytation Corporation’s stockholders at a special meeting of stockholders held on June 19, 2001.Cytation Bristol Corporation was dissolved on October 22, 2001.

6. Equity Transactions:

      On July 30, 2001, options to purchase 22,971 shares of the Company’s common stock were exercised at an exercise price of $0.01 per share.

      In July 2001, the Company granted 2,250,000 options to employees and directors with an exercise price of $0.001 per share, which is less than market value. Accordingly, the Company recorded compensation expense of $20,250.

7. Deferred Compensation:

      On July 2, 2001, the Company’s board of directors authorized advances to two officers of the Company in the aggregate amount of $600,000. These advances are repayable by either officer if the officer leaves the employment of the Company before January 2003, unless certain events occur before such date. These advances have been booked as deferred compensation and amortized over 15 months.

Item 2. Management’s Discussion and Analysis or Plan of Operation

      The Company sold all of its revenue producing assets on June 20, 2001. Accordingly, the following should be read in conjunction with Note 3 to the Financial Statements and Item 5 hereof.

Nine Months Ended September 30, 2001 Compared to the Nine Months Ended September 30, 2000

      Revenue. Revenue increased approximately $1,080,698 in the nine months ended September 30, 2001, an increase of approximately 55% compared to the nine-month period ended September 30, 2000. This increase in revenue resulted from the increase in the number of the Company’s “Making It Count” programs and a concomitant increase in revenue from corporate sponsors. The Company sold all of the assets associated with these programs on June 20, 2001.

      Cost of Revenues. Our cost of revenues increased $1,237,948 in the nine months ended September 30, 2001, an increase of approximately 94% compared to the nine-month period ended September 30, 2000. This increase in cost of revenues resulted from the increase in the number of the Company’s “Making It Count” programs. The Company sold all of the assets associated with these programs on June 20, 2001.

      Operating Expenses. Operating expenses for the nine months ended September 30, 2001 decreased $3,298,412, a decrease of approximately 49% compared to the nine months ended September 30, 2000. This decrease in operating expenses was caused by a decrease in depreciation and amortization resulting from a substantial impairment charge during the Company’s preceding fiscal year, substantially reduced technology charges resulting from the completion of the Company’s web site in the year 2000, substantially reduced sales and marketing costs resulting from a change in marketing strategy and the discontinuation of the Company’s revenue producing business on June 20, 2001, which in turn caused a reduction in personnel to 3 from 66 during the third quarter ending September 30, 2001.

      Other Income (Expense). There was a net positive change of $410,038 in other income resulting principally from the gain on the sale of the Company’s assets to TMP Worldwide. See Note 3.

Three Months Ended September 30, 2001 Compared to the Three Months Ended September 30, 2000

      Revenue. Revenue decreased $763,386 in the three months ended September 30, 2001 compared to the three-month period ended September 30, 2000. This decrease in revenue resulted from the discontinuation of the Company’s revenue producing business on June 20, 2001.

      Cost of Revenues. Our cost of revenues decreased $786,456 in the three months ended September 30, 2001 compared to the three-month period ended September 30, 2000. This decrease in cost of revenues resulted from the discontinuation of the Company’s revenue producing business on June 20, 2001.

      Operating Expenses. Operating expenses for the three months ended September 30, 2001 decreased $1,110,421 compared to the three months ended September 30, 2000. This decrease in operating expenses resulted principally from the discontinuation of the

Company’s revenue producing business on June 20, 2001, which in turn resulted in a reduction in personnel to 3 from 66. This reduction was offset by the payment of $200,000 after insurance recovery to settle litigation and substantial legal fees associated therewith. See Note 4.

      Other Income (Expense). There was a net positive change of $90,898 in other income resulting principally from a write-off of a note receivable in the amount of $89,170 in three months ended September 30, 2000.

Liquidity and Capital Resources

      Net cash used in operating activities was $2,636,288 for the nine month period ended September 30, 2001 compared to $5,094,411 for the nine month period ended September 30, 2000. As of September 30, 2001, the Company had working capital of $648,933 compared to working capital of $652,749 as of September 30, 2000.

PART II    OTHER INFORMATION

Item 1. Legal Proceedings.

      On April 12, 2001, a group of the Company’s stockholders commenced a purported class action litigation against the Company for claims relating to the Company’s failure to register for resale the shares issued to these stockholders in connection with the August 10, 1999 acquisition of ECI, Inc. Damages claimed by the purported class were $3,500,000. These stockholders alleged that such registration was required by a registration rights agreement between them and the Company. The Company denied any liability and asserted counterclaims relating to plaintiffs’ interference with the planned sale of assets to TMP, which was delayed as a result of the litigation, and a third-party claim against a consultant to the Company who was also a principal stockholder of ECI. Although management believed that the claims raised in the class action were without merit and that the Company ultimately would prevail in the litigation, to avoid additional legal fees the Company settled this matter for $400,000, approximately 80% of which plaintiffs in turn paid to their legal counsel.

Item 2. Change in Securities

      On July 30, 2001, options to purchase 22,971 shares of the Company’s common stock were exercised at an exercise price of $0.01 per share.

      In July 2001, the Company granted 2,250,000 options to employees and directors with an exercise price of $0.001 per share, which is less than market value. Accordingly, the Company recorded compensation expense of $20,250.

Item 3. Defaults Upon Senior Securities

      None.

Item 4. Submission of Matters to a Vote of Security Holders

      None.

Item 5. Other Information

      On June 20, 2001, Cytation Corporation (then known as CollegeLink.com Incorporated) and its wholly owned subsidiary Cytation Bristol Corporation (then known as CollegeLink Corporation) sold substantially all of their respective assets, including all of their respective operating assets, to TMP. TMP is the parent corporation of TMP Interactive Inc. d/b/a Monster.com. As consideration for the sale, TMP paid Cytation Corporation approximately $4,202,000 in cash and assumed approximately $3,062,000 of Cytation’s liabilities. Among the liabilities that TMP assumed were notes issued by Cytation to TMP in the aggregate principal amount of $1,000,000.

      On May 22, 2001, the Company’s common stock stopped trading on the American Stock Exchange where it had traded under the symbol “APS”. From May 22, 2001 through June 21, 2001, the Company’s common stock traded on the Nasdaq Over the Counter Bulletin Board under the symbol “CLGK”. Since June 21, 2001, the Company’s common stock has traded on the Nasdaq Over the Counter Bulletin Board under the symbol “CYTY”.

      On July 2, 2001, two independent directors were appointed to the Company’s board of directors following the resignation of Mark Rogers as a director. The board of directors authorized advances to two officers of the Company in the aggregate amount of $600,000. These advances are repayable by either officer if he leaves the employment of the Company before January 2003, unless certain events occur before such date. These advances have been booked as deferred compensation.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

      The following exhibits are filed as part of or incorporated by reference into this Report:

Exhibit	Description

2.1	Articles of Merger between the Company and Cytation Corporation, dated February 11, 1999(1)

2.2	Plan of Merger of the Company and Cytation Corporation, dated February 11, 1999(1)

2.3	Articles of Merger between CollegeLink.com Incorporated and ECI, Inc., dated August 10, 1999(2)

2.4	Certificate of Merger of CollegeLink.com Incorporated and ECI, Inc., dated August 10, 1999(2)

2.5	Agreement and Plan of Merger of the Company and ECI, Inc., dated August 10, 1999(2)

2.6	Certificate of Ownership and Merger between the Company and CollegeLink.com Incorporated, dated November, 15, 1999(2)

2.7	Agreement and Plan of Merger between the Company and CollegeLink.com Incorporated, dated November 15, 1999(2)

2.8	Amended and Restated Asset Purchase Agreement dated May 2, 2001, among TMP Worldwide Inc., CollegeLink.com Incorporated and CollegeLink Corporation (5)

3.1	Amended and Restated Certificate of Incorporation of the Company(2)

3.2	By-Laws of the Company(2)

4.1	Please see Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Certificate of Incorporation and By-Laws of the Company defining the rights of holders of the common stock of the Company

10.1	Series A Convertible Stock Purchase Agreement, dated April 2, 1999, between the Company and Provident Life and Accident Insurance Company (3)

10.2	Escrow Agreement by and among the Company, Gerald A. Paxton, Thomas J. Burgess and Eastern Bank and Trust Company dated as of August 10, 1999(2)

10.3	Registration Agreement by and among the Company, Gerald A. Paxton, Thomas J. Burgess and ECI, Inc., dated as of August 10, 1999(2)

10.4	Consulting Agreement by and among the Company, Gerald A. Paxton and CollegeLink.com Incorporated dated as of August 10, 1999(2)

10.5	Letter Agreement by and among the Company, ECI, Inc. and USA Group Noel-Levitz, Inc. dated as of July 28, 1999(2)

10.6	Registration Rights Agreement by and among the Company and USA Group Noel-Levitz, Inc. dated as of July 28, 1999(2)

10.7	Lease by and between Victoria S. Tarsagian and Web Services International, Inc. dated as of July 29, 1996(2)

10.8	1996 Stock Plan(2)

10.9	1999 Stock Option Plan(2)

10.10	Stock Purchase Agreement, dated September 30, 1999, between the Company and PNC Investment Corp.(2)

10.11	Marketing Services and Administrative Agreement, dated September 30, 1999, between the Company and PNC Investment Corp.(2)

10.12	Employment Agreement, dated February 11, 1999, between the Company and Richard Fisher(2)

10.13	Employment Agreement, dated February 11, 1999, between the Company and Kevin High(2)

10.14	Agreement, dated June 30, 1999, between the Company and the College Entrance Examination Board(2)

10.15	Form of Lock-Up Agreement(2)

10.16	Lease dated September 22, 1999 between the Company and Midview, LLC(2)

10.17	Agreement and Plan of Merger dated as of October 20, 1999 by and among Cytation.com Incorporated, CollegeLink.com, Incorporated, Student Success, Inc., Bradford J. Baker, Patrick S. O’Brien and the Patrick S. O’Brien Stock Trust(2)

10.18	Support Agreement dated as of October 20, 1999 by and between the Company and Bradford J. Baker(2)

10.19	Support Agreement dated as of October 20, 1999 by and between the Company and Patrick S. O’Brien(2)

10.20	Support Agreement dated as of October 20, 1999 by and between the Company and the Patrick S. O’Brien Stock Trust(2)

10.21	Noncompetition and Employment Agreement dated as of October 20, 1999 among CollegeLink.com Incorporated, Cytation.com Incorporated and Bradford J. Baker(2)

Exhibit	Description

10.22	Noncompetition and Employment Agreement dated as of October 20, 1999 among CollegeLink.com Incorporated, Cytation.com Incorporated and Patrick S. O’Brien(2)

10.23	Series A Convertible Preferred Stock Purchase Agreement, dated as of October 26, 1999, between the Company and Bost & Co.(2)

10.24	Partner Contract dated September 8, 1999 between Student Advantage, Inc. and CollegeLink.com(2)

10.25	FastWeb CollegeLink Agreement dated November 22, 1999 between FastWeb.com LLC and CollegeLink.com Incorporated(2)

10.26	Employment Agreement, dated as of July 1, 1999, between the Company and Thomas Burgess(2)

10.27	Amendment dated as of November 11, 1999, to Employment Agreement between Cytation.com Incorporated and Richard A. Fisher(2)

10.28	Amendment dated as of November 11, 1999, to Employment Agreement between Cytation.com Incorporated and Kevin J. High(2)

10.29	Consulting Agreement dated October 13, 1999, between Cytation.com Incorporated and Bruce Sundlun(2)

10.30	Series A Lock-Up Agreement(2)

10.31	Consulting Agreement dated September 8, 2000 between CollegeLink.com and Bradford J. Baker(4)

10.32	Consulting Agreement dated September 8, 2000 between CollegeLink.com and Patrick S. O’Brien(4)

10.33	Pro forma Balance Sheet (Unaudited) as of December 31, 2000 (5)

10.34	Pro forma Statement of Operations (Unaudited) for the year ended June 30, 2000 (5)

10.35	Pro forma Statement of Operations for the six-month transition period ended December 31, 2000 (5)

21.1	List of Subsidiaries of the Company(2)

(1)	Incorporated by reference from the Company’s Form 8-K, Current Report, filed March 18, 1999, and later amended on April 2, 1999.

(2)	(2) Filed as Exhibit to the Company’s Registration Statement No. 333-85079 on Form SB-2 and incorporated herein by reference

(3)	Incorporated by reference from the Company’s Form 8-K, Current Report, filed April 27, 1999.

(4)	Incorporated by reference from the Company’s Form 10-QSB, filed November 20, 2000.

(5)	Incorporated by reference from the Company’s Definitive Proxy Statement filed May 25, 2001.

(b) No reports on Form 8-K were filed during the quarter ended September 30, 2001.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CYTATION CORPORATION

By:	/s/ Richard A Fisher

Name: Richard A. Fisher Title: Chairman Date: November 13, 2001