Form 10KSB
period 2001-12-31
CYTATION CORP
filed 2002-04-15
CIK 95047

==============================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-KSB

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

CYTATION CORPORATION
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.       [   ]

The revenues for the Company's most recent fiscal year are $2,948,681.

The aggregate approximate market value of the Registrant's common stock, par value $.001 per share, held by non-affiliates of the Registrant, based upon the closing price of $.02 on March 29, 2002, as reported by the Over the Counter Bulletin Board, was approximately $243,000. For purposes of this disclosure, shares of Common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

The number of shares of Registrant's common stock, par value $.001 per share, outstanding at April 5, 2002 was 37,361,857.

CYTATION CORPORATION
FORM 10-KSB
FISCAL YEAR ENDED DECEMBER 31, 2001

This Annual Report on Form 10-KSB contains forward-looking statements with respect to Cytation Corporation, formerly known as CollegeLink.com Incorporated that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements because of a number of factors, including those described herein and the documents incorporated herein by reference, and those factors described in Part II, Item 6 under "Factors that May Affect Future Results of Operations."

PART I

Item 1.  Business

On June 20, 2001, Cytation Corporation (then known as CollegeLink.com Incorporated) ("Cytation" or the "Company") and its wholly owned subsidiary, Cytation Bristol Corporation (then known as CollegeLink Corporation) sold substantially all of their respective assets to TMP Worldwide Inc. ("TMP").  TMP is the parent corporation of TMP Interactive Inc. d/b/a Monster.com. The assets sold to TMP included all revenue producing assets related to the Company's high school and college resource businesses. As a result of this sale and the prior sales of the Company's Internet services businesses, the Company no longer is engaged in any business in which it was engaged during its three fiscal years ended June 30, 1998, 1999 and 2000 or its six-month transition period ending December 31, 2000.

In connection with the sale to TMP, management of the Company entered into non-competition agreements with TMP with respect to the Company's former high school and college resource businesses.

As consideration for the sale, TMP paid Cytation Corporation approximately $4,202,000 in cash and assumed approximately $3,062,000 of Cytation's liabilities. Among the liabilities that TMP assumed were notes issued by Cytation to TMP in the aggregate principal amount of $1,000,000.

Two former officers of the Company entered into employment agreements with TMP on the date of the sale. Each received options to purchase up to 8,000 shares of TMP common stock, subject to certain vesting requirements. In a separate transaction that closed on the same day as the sale of assets to TMP, the Company paid approximately $849,000 to these two former officers in consideration of consulting fees, bonuses and the redemption of 1,625,000 shares of Cytation common stock owned by them.

On June 21, 2001, the Company changed its name from "CollegeLink.com Incorporated" to "Cytation Corporation", and Cytation Corporation's wholly owned subsidiary changed its name from "CollegeLink Corporation" to "Cytation Bristol Corporation". The name changes were effected in connection with the sale of assets to TMP. Cytation Bristol Corporation dissolved in October 2001.

In the transaction with TMP, the Company sold all of its revenue generating business, including the Company's former "Making It Count" division. That division accounted for approximately $1,366,000 in revenue for the fiscal year ended June 30, 2000; $1,245,000 in revenue for the six month transition period ended December 31, 2000; and $2,927,597 in revenue for the period January 1, 2001 through June 20, 2001, the date of the sale to TMP. As a consequence, the Company does not expect to generate revenue from operations for the foreseeable future other than interest income. See Part II, Item 6, "Plan of Operation."  The Company does, however, have expenses which consist of salary and benefits for three employees, insurance, the Company's office lease, legal and accounting fees and miscellaneous office expenses.

The Company is currently testing the market for a program which provides a range of services to companies that wish to become public and attain reporting company status under the Securities Exchange Act of 1934. In today's market climate, investment banking firms are underwriting a limited number of initial public offerings, particularly in the small and microcap marketplaces. The Company has developed a program which it believes will enable private companies to become public in compliance with securities regulations through an alternative to an IPO or reverse merger and thereafter to develop a trading market.

The Company believes its program addresses many of the aspects of the private-to-public transition. First, the Company may be able to arrange for an interim equity investment while the company is still private. Second, private companies will receive support helpful in filing a registration statement with the Securities and Exchange Commission in compliance with federal and state securities laws. Concurrently, through Cytation's "Dividend Distribution Program," Cytation will assist private companies in meeting the specific listing requirements of NASDAQ, the American Stock Exchange or the Over the Counter Bulletin Board and in the development and implementation of a plan with the objective of increasing market capitalization as the stock begins to trade in the aftermarket. Cytation will also seek to help its clients in the aftermarket through a program that provides the foundation for an orderly trading market and an informed marketplace.

A more complete description of the Company's proposed business may be found at www.cytation.com.

The Company is just beginning to explore this market and has not yet determined its size, the willingness of private companies to consider becoming public in a the manner facilitated by the Company or the extent of competition for the Company's services.

Although the Company is engaged in discussions with respect to its program with several private entities that are considering becoming reporting companies, no agreements have been entered into and no assurance can be provided that an agreement for the Company's services will ever be entered into or that the Company will generate any revenue from the services it proposes to provide. Compensation pursuant to agreements entered into, if any, may consist of equity securities or be deferred into subsequent fiscal periods. If the Company elects not to continue this effort or is unable to secure commitments from companies to use the Company's services before January 1, 2003, it may discontinue business operations entirely before the end of the year 2003 and possibly seek to consummate a reverse merger with an operating private entity. See Item 6, "Management's Discussion and Analysis or Plan of Operation."

Cytation's common stock trades on the Over the Counter Bulletin Board under the symbol "CYTY".

As of December 31, 2001, the Company employed three persons full-time. None of the Company's employees is represented by a union, and the Company has never experienced a work stoppage. Relations with employees are good.

Item 2.  Properties

The Company's corporate office is located at 251 Thames Street, Bristol, Rhode Island 02809, where it occupies 1,500 square feet pursuant to a lease that expires in December 2002. The Company believes that these facilities are adequate to meet its current foreseeable requirements. The Company's telephone number is (401) 254-8800, and the facsimile number is (401) 254-2844. The Company's website is www.cytation.com.

Item 3.  Legal Proceedings

On February 7, 2002, Gerald Paxton, a former consultant to the Company, filed a demand for arbitration arising under his consulting agreement with the Company. Mr. Paxton claims the Company owes him $239,059, plus interest. On March 4, 2002, the Company responded and denied any liability to Mr. Paxton. The Company intends to vigorously defend itself against all of the claims raised in the demand for arbitration.

In October 2001, the Company settled a purported class action lawsuit filed against the Company in April 2001 by a small group of its stockholders. The settlement amount was $400,000, or approximately 11% of the $3,500,000 damages claimed by this group, and the group subsequently paid its attorneys approximately $320,000 of the $400,000 settlement amount. The Company denied any liability and asserted counterclaims relating to plaintiffs' interference with the sale of assets to TMP, which was delayed as a result of the litigation causing a reduction in the amount paid to the Company by TMP, and a third-party claim against Mr. Paxton, who was the largest stockholder of the stockholder group. Management believed that the claims raised in the class action were without merit but agreed to settle the matter to avoid additional legal fees. The payment of the settlement amount plus payment of the Company's own legal fees materially and adversely affected the Company's ability to carry out plans for entering into a new business after the sale of assets to TMP.

There are no pending claims against us regarding infringement of any patents or other intellectual property rights of others. The Company is not a party to any other pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder Matters

Until May 22, 2001, the Company's common stock traded on the American Stock Exchange under the symbol "APS". From May 22, 2001 through June 21, 2001, the Company's common stock traded on the Over the Counter Bulletin Board under the symbol "CLGK". Since June 21, 2001, the Company's common stock has traded on the Over the Counter Bulletin Board under the symbol "CYTY".

The following table sets forth, for the periods indicated, the high and low bid information for the Company's common stock. These quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Third and Fourth Quarters of Fiscal Year Ended June 30, 2000	High	Low
Third Quarter Ended March 31, 2000	$7.63	$4.63
Fourth Quarter Ended June 30, 2000	$2.13	$.75

Transition Year Ended December 31, 2000	High	Low
First Quarter Ended September 30, 2000	$1.13	$.44
Second Quarter Ended December 31, 2000	$.44	$.03

Fiscal Year Ended December 31, 2001	High	Low
First Quarter ended March 31, 2001	$.16	$.03
Second Quarter ended June 30, 2001	$.11	$.03
Third Quarter ended September 30, 2001	$.08	$.01
Fourth Quarter ended December 31, 2001	$.05	$.01

At March 29, 2001, the Company had 1,402 holders of record of its common stock. Some shares are held by various investment and other firms in street name. The Company estimates the number of beneficial owners of the Company's common stock at March 29, 2001 to be 1,396.

The market price of the Company's common stock has been volatile and sporadic and has declined during the year. For a discussion of the factors affecting the Company's stock price, see, Part II, Item 6, "Factors that May Affect Future Results of Operations -- Possible Volatility of Stock Price."

The Company has not paid cash dividends on its common shares or other securities. The Company has not paid the dividend to the holders of its Series A Convertible Preferred Stock and its Series C Convertible Preferred Stock (prior to the redemption of the Series C Preferred Stock by the Company) for any quarter ending after March 31, 2000. The Company does not expect to pay any cash dividends on its outstanding preferred or common shares in the foreseeable future.

Item 6.  Management's Discussion and Analysis or Plan of Operation

The following information should be read in conjunction with the historical financial information and the notes thereto included in Items 6 and 8 of this 10-KSB.

This Management's Discussion and Analysis section and other parts of this Annual Report on Form 10-KSB contain forward-looking statements within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below and in Part I, Item 1."Business" and Part II, Item 6, "Plan of Operation.". The forward-looking statements contained herein are made as of the date hereof, and management assumes no obligation to update such forward-looking statements. Actual results could differ materially from those anticipated in such forward-looking statements.

Critical Accounting Policies

Management considers the following to be critical accounting policies:

1.   Use of estimates.  The preparation of financial statements in accordance with generally accepted accounting principles requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

2.   Fair value of financial instruments.  The carrying amounts reported in the balance sheet for cash, trade receivables, accounts payable and accrued expenses approximate fair value based on the short-term maturity of these instruments.

3.   Income taxes.  The Company utilizes the liability method of accounting for income taxes as set forth in SFAS 109, "Accounting for Income Taxes." Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

4. Employee stock options and shares issued for services.  The Company accounts for employee stock transactions in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has adopted the proforma disclosure requirements of SFAS 123, "Accounting for Stock-Based Compensation." Accordingly, any excess of fair market value of stock issued to employees over exercise prices has been recorded as compensation expense and additional paid in capital.

5. Loss per share.  The Company adopted the provision of SFAS No. 128, "Earnings per Share". SFAS No. 128 eliminates the presentation of primary and fully dilutive earnings per share ("EPS") and requires presentation of basic and diluted EPS. Basic EPS is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock and common stock equivalents outstanding for the period. Common stock equivalents are excluded in the computation of diluted EPS for the years ended December 31, 2001 and June 30, 2000, and for the six-months ended December 31, 2000 because such inclusion is antidilutive.

6.   Cash and cash equivalents.  For purposes of the statement of cash flows, the Company considers all short-term investments with an original maturity of three months or less to be cash equivalents. The Company may have cash balances in the bank in excess of the maximum amount insured by the FDIC through the period. In connection with the sale of all of the Company's operating assets in June 2001, the Company deposited $420,224 into an interest-bearing escrow account. These funds, net of any claims made against the escrow and paid in accordance with the terms of the Escrow Agreement, will be released to the Company in December 2002.

Results of Operations

For the Year Ended December 31, 2001 and the Transition Period Ended December 31, 2000

Cytation Corporation (Formerly CollegeLink.com Incorporated)
Balance Sheets
December 31, 2001 and 2000

ASSETS

	2001	2000

CURRENT ASSETS:
Cash	$79,861	$161,481
Cash in escrow account	424,781	-
Accounts receivable, net	-	382,539
Notes receivable, stockholders	21,598	35,000
Notes receivable, others	180,405	-
Prepaid expenses and other current assets	154,637	276,635

Total Current Assets	861,282	855,655

PROPERTY AND EQUIPMENT, Net	31,687	571,072

OTHER ASSETS:
Book right, net of accumulated amortization of $15,027	-	34,973
Goodwill, net	-	4,245,897
Website development costs, net	-	361,587

Total Other Assets	-	4,642,457

TOTAL ASSETS	$892,969	$6,069,184
	=======	=======

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$211,273	$1,188,560
Unearned revenue	-	715,207
Notes payable	-	502,917

TOTAL LIABILITIES	211,273	2,406,684

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY:
Series A convertible preferred stock, $4.00 stated value, $0.01 par value;
2,500,000 shares authorized, 1,140,000 shares issued and outstanding
(Liquidation value = $4,560,000)	4,584,980	4,584,980
Series B convertible preferred stock, $7.625 stated value, $0.01 par value;
300,000 shares authorized, none issued and outstanding	-	-
Series C convertible preferred stock, $4.00 stated value, $0.01 par value;
1,000,000 shares authorized, 1,000,000 shares issued and outstanding	-	4,000,000
Common stock, $0.001 par value, 100,000,000 shares authorized,
37,361,857 and 15,302,535 shares issued and outstanding, respectively	37,361	15,302
Additional paid-in capital	28,467,440	24,402,656
Deferred compensation	(410,000)	(214,422)
Accumulated deficit	(31,998,085)	(29,126,016)

TOTAL STOCKHOLDERS' EQUITY	681,696	3,662,500

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$892,969	$6,069,184
	=======	========

Statements of Operations
For the Year Ended December 31, 2001
Compared to the Years ended December 31, 2001 and June 30, 2000 and the Six Months Ended December 31, 2000 and 1999 (Unaudited)

Cytation Corporation (Formerly CollegeLink.com Incorporated)
Statements of Operations

	For the Year Ended December 31, 2001	For the Six Months Ended December 31, 2000	For the Year Ended June 30, 2000	For the Six Months Ended December 31, 1999

	(Audited)	(Audited)	(Audited)	(Unaudited)

REVENUES:
College and high school programs	$2,948,681	$1,245,000	$1,365,790	$-
Web site hosting and web services	-	17,500	273,028	226,606
Other revenues	111,399	82,829	24,909	221,125
	3,060,080	1,345,329	1,663,727	447,731
COST OF GOODS SOLD	2,545,874	1,303,126	734,882	44,269

GROSS PROFIT	514,206	42,203	928,845	403,462

OPERATING EXPENSES:
Technology	87,476	331,119	464,120	337,600
Depreciation and amortization	310,678	324,196	906,840	357,413
Sales and marketing	509,692	657,679	4,036,602	2,487,528
General and administrative	3,491,853	2,744,068	4,038,982	1,568,017

TOTAL OPERATING EXPENSES	4,399,699	4,057,062	9,446,544	4,750,558

OPERATING LOSS	(3,885,493)	(4,014,859)	(8,517,699)	(4,347,096)

OTHER INCOME (EXPENSES)
Interest income, net	(16,368)	11,667	121,119	27,806
Write-off of uncollectible notes receivable	-	(114,170)	-	-
Loss on disposal of property & equipment	-	(116,016)	-	-
Gain on investments	(978)	-	-	-
Assets impairment	-	(12,817,556)	-	-
Gain on settlement of accounts payable	252,765	-	-	-
Gain on sale of business units	778,005	-	513,716	185,716

TOTAL OTHER INCOME (EXPENSES)	1,013,424	(13,036,075)	634,835	213,522

LOSS BEFORE INCOME TAXES	(2,872,069)	(17,050,934)	(7,882,864)	(4,133,574)

INCOME TAXES	-	-	-	-

NET LOSS	(2,872,069)	(17,050,934)	(7,882,864)	(4,133,574)

PREFERRED STOCK DIVIDEND EARNED	275,099	257,549	432,824	-

NET LOSS ATTRIBUTABLE TO COMMON SHARES	$(3,147,168)	$(17,308,483)	$(8,315,688)	$(4,133,574)
	========	========	========	========

Net Loss Per Share (Basis and Diluted)	$(0.16)	$(1.15)	$(0.73)	$(0.43)
	========	========	========	========

Weighted Average Common Shares	20,154,799	15,016,136	11,392,911	9,678,207
Outstanding
	========	========	========	========

As a result of the sale in June 2001 by the Company of substantially all of its assets (including all of its revenue generating assets) to TMP and the prior sales of the Company's Internet services businesses, the Company no longer is engaged in any business in which it was engaged during its three fiscal years ended June 30, 1998, 1999 and 2000 or its six-month transition period ending December 31, 2000. Accordingly, management does not believe that it is informative or useful to compare the results of operations of the principal business which it conducted until June 20, 2001 but which it no longer owns with the results of operations of this business and other discontinued businesses for prior periods.  See Plan of Operation, below.

Liquidity and Capital Resources

As of December 31, 2001, the Company had positive working capital of $650,009 compared to negative working capital of $1,551,029 as of December 31, 2000.

The Company has sufficient capital to continue operations through the end of 2002 without generating any revenue from the business it is currently investigating. See Part 1, Item 1. "Business." It may be necessary, however, for the Company's officers to defer receipt of compensation due them under employment agreements until funds are available from an escrow account established in connection with the sale of assets to TMP. The officers have agreed to such a deferral without waiving any rights they may have under their employment agreements.

The Company earned $21,367 of interest income after the sale of all of its revenue generating assets to TMP in June 2001. Currently, interest income is the Company's only source of revenue.

The payment of any monetary award to Gerald Paxton in arbitration and the legal fees incurred in connection with this matter may decrease the Company's ability to continue operations after the end of 2002.

Plan of Operation

The Company is no longer engaged in any activities in which it was engaged during its last three fiscal years and its transition year ended December 30, 2000. The Company is now principally engaged in exploring the market for a program which provides a range of services to companies that wish to become public and attain reporting company status under the Securities Exchange Act of 1934. The Company believes that this program will enable private companies to become public in compliance with securities regulations through an alternative to an IPO or reverse merger and thereafter to develop a trading market.

The Company believes its program addresses many of the aspects of the private-to-public transition. First, the Company may be able to arrange for an interim equity investment while the company is still private. Second, private companies will receive support helpful in filing a registration statement with the Securities and Exchange Commission and, more generally, in complying with federal and state securities laws. Concurrently, through the Company's "Dividend Distribution Program", Cytation will assist private companies in meeting the specific listing requirements of NASDAQ, the American Stock Exchange or the Over the Counter Bulletin Board and in the development and implementation of a plan with the objective of increasing market capitalization as the stock begins to trade in the aftermarket. Cytation will also seek to help its clients in the aftermarket through a program that provides the foundation for an orderly trading market and an informed marketplace.

The Company is just beginning to explore this market and has not yet determined its size, the willingness of private companies to consider becoming public in a the manner facilitated by the Company or the extent of competition for the Company's services.

Although the Company is engaged in discussions with respect to its program with several private entities that are considering becoming reporting companies, no agreements have been entered into and no assurance can be provided that an agreement for the Company's services will ever be entered into or that the Company will generate any revenue from the services it proposes to provide. Compensation pursuant to agreements entered into, if any, may consist of equity securities rather than, or in addition to, cash, and may be deferred into subsequent fiscal periods.

The Company has sufficient capital through 2002 to determine whether its plan of operation has a reasonable probability of being successful. See "Factors that May Affect Future Results of Operations."  If the plan is successful, the Company does not believe it will require additional capital to continue operations after December 31, 2002. If the plan is not successful, the Company expects to discontinue operations in 2003.

The Company does not need to perform any product research and development to carry out its plan of operation. Nor does the Company need to acquire or dispose of any plant and equipment to carry out its plan of operation. The Company believes that its number of employees will remain at three, although it has entered into arrangements with two independent contractors who will be paid on a commission only basis based on referrals.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB"), issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires that all derivative financial instruments be recognized as either assets or liabilities in the balance sheet. SFAS No. 133, which was effective for the first quarter of 2001, has not had a material impact on the Company's consolidated results of operation, financial position or cash flows.

In July 2001, FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets. "SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles, effective January 1, 2002. Management does not believe that the adoption of these pronouncements will have a material impact on the Company's financial statements.

FASB also recently issued SFAS No. 143, "Accounting for Asset Retirement Obligations" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 143 requires the recognition of a liability for the estimated cost of disposal as part of the initial cost of a long-lived asset. SFAS No. 144 supersedes SFAS No. 121 to supply a single accounting approach for measuring impairment of long-lived assets, including segment of a business accounted for as a discontinued operation or those to be sold or disposed of other than by sale. The Company is required to adopt SFAS No. 143 in 2003 and SFAS No. 144 in 2002. Management believes that the adoption of these pronouncements on the Company's financial statements will not have a material impact on results of operations, financial position or cash flows.

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

POSSIBLE DISCONTINUANCE OF BUSINESS.

Management's expectation is that if the plan of operation that it is currently investigating does not prove to be viable in 2002, the Company will discontinue operations during the year ending December 31, 2003. If the plan is successful, management does not believe the Company will require additional capital to continue operations after December 31, 2002. Accordingly, the Company has no current plan to raise additional capital. If the Company ceases business operations and liquidates during the year ending December 2003, it is probable that the stockholders will not receive any distribution. In the event that the Company discontinues its business during the year ending December 2003, management may seek to engage in a reverse merger transaction rather than liquidate, but no assurance can be provided that it would be successful in doing so or that such a transaction would provide any return to stockholders.

DEPENDENCE ON KEY PERSONNEL

The business opportunity that management is investigating utilizes the skills of current management. If either of the senior executives of the Company were to terminate his employment with the Company, it would not be possible to pursue this opportunity or to fulfill agreements, if any, that the Company may have entered into with finding qualified replacement personnel. There is a limited number of personnel with the requisite skills to serve in these positions. While the Company has employment agreements with these individuals, such agreements do not guarantee their continued employment. The loss of the services of either of these key employees could have a material adverse effect on the Company's business, operating results and financial condition. The Company does not maintain a key person life insurance policy covering any of its officers.

FLUCTUATIONS IN OPERATING RESULTS

The Company has experienced and expects to continue to experience fluctuations in its quarterly and annual operating results.

POSSIBLE VOLATILITY OF STOCK PRICE AND TRADING VOLUME

The market price and trading volume of the Company's common stock has been volatile. It is likely that the market price and trading volume will continue to be volatile. In addition, in recent years the stock market in general, and the market for small companies in particular, has experienced extreme price fluctuations (and recently, severe declines) which have often been unrelated to the operating performance of affected companies. Such fluctuations could adversely affect the market price of the Company's common stock.

Quantative and Qualitative Disclosures About Market Risks

We have considered the provisions of Financial Reporting Release No. 48 "Disclosures of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosures of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Commodity Instruments." We have no holdings of derivative financial or commodity instruments at December 31, 2001.

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

Item 7.  Financial Statements and Supplementary Data

Our Financial Statements and related Report of Independent Auditors are presented in the following pages. The Financial Statements filed in this Item 7 are as follows:

          Report of Independent Auditors
          Balance Sheets as of December 31, 2001 and December 31, 2000
          Statements of Operations for the years ended December 31, 2001 and June 30, 2000 and the six months ended December 31, 2000 and 1999 (unaudited)
          Statement of Changes in Stockholders' Equity for the years ended December 31, 2001 and June 30, 2000 and the six months ended December 31, 2000
          Statements of Cash Flows for the for the years ended December 31, 2001 and
            June 30, 2000 and the six months ended December 31, 2000
          Notes to Financial Statements

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

CYTATION CORPORATION
  (FORMERLY COLLEGELINK.COM INCORPORATED)

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2001 AND JUNE 30, 2000
AND FOR THE SIX-MONTHS ENDED DECEMBER 31, 2000

CONTENTS

REPORT OF INDEPENDENT AUDITORS

FINANCIAL STATEMENTS

          Balance Sheets

          Statements of Operations

          Statements of Cash Flows

          Statements of Changes in Stockholders' Equity

NOTES TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT AUDITORS

April 15, 2002

The Board of Directors and Stockholders
Cytation Corporation  (Formerly CollegeLink.com Incorporated)
Bristol, RI,

We have audited the accompanying balance sheets of Cytation Corporation (formerly CollegeLink.com Incorporated) as of December 31, 2001 and 2000, and the related statements of operations, changes in stockholders' equity, and cash flow for the years ended December 31, 2001 and June 30, 2000 and for the six-month ended December 31, 2000. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cytation Corporation (formerly CollegeLink.com Incorporated) at December 31, 2001 and 2000, and the results of its operations and its cash flows for the years ended December 31, 2001 and June 30, 2000 and for the six-month ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

/s/ Radin Glass & Co., LLP
Certified Public Accountants
New York, NY

Cytation Corporation (Formerly CollegeLink.com Incorporated)
Balance Sheets
December 31, 2001 and 2000

ASSETS

	2001	2000

CURRENT ASSETS:
Cash	$79,861	$161,481
Cash in escrow account	424,781	-
Accounts receivable, net	-	382,539
Notes receivable, stockholders	21,598	35,000
Notes receivable, others	180,405	-
Prepaid expenses and other current assets	154,637	276,635

Total Current Assets	861,282	855,655

PROPERTY AND EQUIPMENT, Net	31,687	571,072

OTHER ASSETS:
Book right, net of accumulated amortization of $15,027	-	34,973
Goodwill, net	-	4,245,897
Website development costs, net	-	361,587

Total Other Assets	-	4,642,457

TOTAL ASSETS	$892,969	$6,069,184
	=======	=======

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$211,273	$1,188,560
Unearned revenue	-	715,207
Notes payable	-	502,917

TOTAL LIABILITIES	211,273	2,406,684

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY:
Series A convertible preferred stock, $4.00 stated value, $0.01 par value;
2,500,000 shares authorized, 1,140,000 shares issued and outstanding
(Liquidation value = $4,560,000)	4,584,980	4,584,980
Series B convertible preferred stock, $7.625 stated value, $0.01 par value;
300,000 shares authorized, none issued and outstanding	-	-
Series C convertible preferred stock, $4.00 stated value, $0.01 par value;
1,000,000 shares authorized, 1,000,000 shares issued and outstanding	-	4,000,000
Common stock, $0.001 par value, 100,000,000 shares authorized,
37,361,857 and 15,302,535 shares issued and outstanding, respectively	37,361	15,302
Additional paid-in capital	28,467,440	24,402,656
Deferred compensation	(410,000)	(214,422)
Accumulated deficit	(31,998,085)	(29,126,016)

TOTAL STOCKHOLDERS' EQUITY	681,696	3,662,500

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$892,969	$6,069,184
	=======	=======

See notes to financial statements.

Cytation Corporation (Formerly CollegeLink.com Incorporated)
Statements of Operations

	For the Year Ended December 31, 2001	For the Six Months Ended December 31, 2000	For the Year Ended June 30, 2000	For the Six Months Ended December 31, 1999

	(Audited)	(Audited)	(Audited)	(Unaudited)

REVENUES:
College and high school programs	$2,948,681	$1,245,000	$1,365,790	$-
Web site hosting and web services	-	17,500	273,028	226,606
Other revenues	111,399	82,829	24,909	221,125
	3,060,080	1,345,329	1,663,727	447,731
COST OF GOODS SOLD	2,545,874	1,303,126	734,882	44,269

GROSS PROFIT	514,206	42,203	928,845	403,462

OPERATING EXPENSES:
Technology	87,476	331,119	464,120	337,600
Depreciation and amortization	310,678	324,196	906,840	357,413
Sales and marketing	509,692	657,679	4,036,602	2,487,528
General and administrative	3,491,853	2,744,068	4,038,982	1,568,017

TOTAL OPERATING EXPENSES	4,399,699	4,057,062	9,446,544	4,750,558

OPERATING LOSS	(3,885,493)	(4,014,859)	(8,517,699)	(4,347,096)

OTHER INCOME (EXPENSES)
Interest income, net	(16,368)	11,667	121,119	27,806
Write-off of uncollectible notes receivable	-	(114,170)	-	-
Loss on disposal of property & equipment	-	(116,016)	-	-
Gain on investments	(978)	-	-	-
Assets impairment	-	(12,817,556)	-	-
Gain on settlement of accounts payable	252,765	-	-	-
Gain on sale of business units	778,005	-	513,716	185,716

TOTAL OTHER INCOME (EXPENSES)	1,013,424	(13,036,075)	634,835	213,522

LOSS BEFORE INCOME TAXES	(2,872,069)	(17,050,934)	(7,882,864)	(4,133,574)

INCOME TAXES	-	-	-	-

NET LOSS	(2,872,069)	(17,050,934)	(7,882,864)	(4,133,574)

PREFERRED STOCK DIVIDEND EARNED	275,099	257,549	432,824	-

NET LOSS ATTRIBUTABLE TO COMMON SHARES	$(3,147,168)	$(17,308,483)	$(8,315,688)	$(4,133,574)
	========	========	========	========

Net Loss Per Share (Basis and Diluted)	$(0.16)	$(1.15)	$(0.73)	$(0.43)
	========	========	========	========

Weighted Average Common Shares	20,154,799	15,016,136	11,392,911	9,678,207
Outstanding
	========	========	========	========

See notes to financial statements.

Cytation Corporation (Formerly CollegeLink.com Incorporated)
Statements of Cash Flows

	For the Year	For the Six Months	For the Year
	Ended	Ended	Ended
	December 31, 2001	December 31, 2000	June 30, 2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,872,069)	$(17,050,934)	$(7,882,864)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	310,675	324,196	906,840
Amortization of deferred compensation	426,798	183,070	581,282
Loss in disposal of property and equipment	-	116,016	-
Write-off of notes/accounts receivable	-	85,000	-
Gain on sale of business units	(778,005)	-
Assets impairment	-	12,817,556	-
Accrued interest on note payable	37,735	2,917	-
Changes in operating assets and liabilities:
Accounts receivable	(46,415)	39,466	(321,842)
Prepaid expenses and others	121,999	(5,337)	(73,241)
Cash in escrow account	(424,781)	-	-
Accounts payable and accrued expenses	1,079,601	490,554	302,661
Deferred compensation	(410,000)	-	-
Unearned revenue	(566,302)	509,324	170,884

CASH FLOW USED IN OPERATING ACTIVITIES	(3,120,764)	(2,488,172)	(6,316,280)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(34,930)	(36,792)	(662,242)
Collection from notes receivable	25,000	-	-
Issuance of notes receivable	(180,405)	-	(269,170)
Payments for acquisitions	-	-	(4,497,847)
Capitalization of website development costs	(6,810)	(50,100)	(378,350)

CASH FLOW USED IN INVESTING ACTIVITIES	(197,145)	(86,892)	(5,807,609)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of preferred stock	-	-	5,484,980
Repurchase of preferred stock	(20,000)	-	-
Payments for treasury stock	(600,000)	-	-
Proceeds from note payable and debt	500,000	500,000	-
Proceeds from sale of business units	3,353,421	-	-
Proceeds from issuance of common stock	2,868	115	7,669,116
Payments of dividends	-	-	(164,877)

CASH FLOW PROVIDED BY FINANCING ACTIVITIES	3,236,289	500,115	12,989,219

NET INCREASE (DECREASE) IN CASH	(81,620)	(2,074,949)	865,330

CASH, Beginning	161,481	2,236,430	1,371,100

CASH, Ending	$79,861	$161,481	$2,236,430
	========	=========	========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the periods for:
Interest	$40,652	$-	14,156
	=========		=========
Taxes	$-	$-	7,351
	=========		=========

Non-cash investing and financing activities:
Conversion of preferred stock to common stock	$-	$4,175,000	$-
	========	========	========
Issuance of options for services	$212,376	$86,208	$462,401
	========	========	========
Issuance of stock for preferred stock dividend	$-	$-	$55,680
	========	========	========
Stock issued for acquisition	$-	$-	$13,465,960
	========	========	========

See notes to financial statements.

Cytation Corporation (Formerly CollegeLink.com Incorporated)
Statements of Changes in Stockholders' Equity

	Preferred Stock		Common Stock		Additional	Deferred	Accumulated
	Shares	Amount	Shares	Amount	Paid-in Capital	Compensation	Deficit	Total

Balance -June 30, 1999	775,000	$3,100,000	9,152,211	$9,152	$2,459,718	$-	$(4,192,218)	$1,376,652

Issuance of Series A preferred stock	365,000	1,484,980						1,484,980
Issuance of stock in connection with
ECI merger	279,771	4,175,000	659,005	659	2,882,488			7,058,147
Issuance of shares for services			170,624	171	386,521	(142,500)		244,192
Shares adjustment			74,224	74	(74)			-
Issuance of Series C preferred stock	1,000,000	4,000,000						4,000,000
Issuance of shares in connection with public offering, net of costs
			2,530,000	2,530	7,666,586			7,669,116
Issuance of shares in connection with SSI acquisition
			1,625,000	1,625	5,787,438			5,789,063
Issuance of shares for assets - OSN			225,000	225	618,525			618,750
Issuance of options for compensation					441,074	(178,125)		262,949
Amortization of deferred compensation						74,141		74,141
Preferred stock dividend			44,500	45	(164,922)			(164,877)
Net loss							(7,882,864)	(7,882,864)

Balance - June 30, 2000	2,419,771	12,759,980	14,480,564	14,481	20,077,354	(246,484)	(12,075,082)	20,530,249

Conversion of Series B preferred stock	(279,771)	(4,175,000)	550,370	550	4,174,450			-
Shares adjustment			60,000	60	(60)			-
Issuance of shares and warrant			200,000	200	64,600			64,800
Exercise of options			11,601	11	104			115
Issuance of options for services					86,208	(86,208)		-
Amortization of deferred compensation						118,270		118,270
Net loss							(17,050,934)	(17,050,934)

Balance - December 31, 2000	2,140,000	8,584,980	15,302,535	15,302	24,402,656	(214,422)	(29,126,016)	3,662,500

Purchase and retirement of treasury sock			(1,625,000)	(1,625)	(128,375)			(130,000)
Deferred compensation to officers						(650,000)		(650,000)
Exercise of options			23,684,322	23,684	783			24,467
Issuance of options and warrant					212,376			212,376
Amortization of deferred compensation						454,422		454,422
Purchase of Series C preferred stock	(1,000,000)	(4,000,000)			3,980,000			(20,000)
Net loss							(2,872,069)	(2,872,069)

Balance -December 31, 2001	1,140,000	$4,584,980	37,361,857	$37,361	$28,467,440	$(410,000)	$(31,998,085)	$681,696
	=======	=======	=======	=======	=======	=======	========	========

See notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

1.  Business

Until June 20, 2001, Cytation Corporation (formerly CollegeLink.com Incorporated) (the "Company") provided an extensive range of in-school and online services directed at high school students and their parents, high school guidance counselors, college admissions officers and corporations which targeted the teen marketplace.

On June 20, 2001, the Company sold substantially all of its assets to TMP Worldwide Inc. ("TMP"). As consideration for the sale, TMP paid the Company approximately $4,202,000 in cash and assumed approximately $3,062,000 of the Company's liabilities. Among the liabilities that TMP assumed were notes issued by the Company to TMP in the aggregate principal amount of $1,000,000. The Company recorded a gain of $778,005 in connection with this transaction. On June 21, 2001, the Company changed its name from CollegeLink.com Incorporated to Cytation Corporation.

2.  Summary of Significant Accounting Policies

     a.  Use of Estimates.  The preparation of financial statements in accordance with generally accepted accounting principles requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

     b.  Property and Equipment.  Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets ranging from three to seven years for equipment, auto and furniture. Leasehold improvements are amortized over the term of the lease or the estimated life of the improvement, whichever is shorter. Whenever assets are sold or retired, their cost and related accumulated depreciation are removed from the appropriate accounts. Any gains and losses on dispositions are recorded in current operations.

     c.  Fair Value of Financial Instruments.  The carrying amounts reported in the balance sheet for cash, trade receivables, accounts payable and accrued expenses approximate fair value based on the short-term maturity of these instruments.

     d.  Income Taxes.  The Company utilizes the liability method of accounting for income taxes as set forth in SFAS 109, "Accounting for Income Taxes." Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

     e.  Advertising Costs.  Advertising costs are expensed as incurred. Total advertising costs amounted to $131,157, $1,937,095 and $172,244 for the year ended December 31, 2001 and for the six months ended December 31, 2000, respectively.

     f.  Revenue Recognition.  Revenues were recognized when services are performed. For the college and high school programs, the Company recognized revenue over the program life, which generally was five to six months, taking into account the number of presentations completed and to be completed and contracts price. Deferred revenue represented unearned revenue for the uncompleted programs at the balance sheet date based upon number of presentations not yet completed. Prepaid program fees represented fees received in advances for programs not yet started. The Company has had no revenue generating operations since the sale to TMP (see Note 1) although it is exploring business opportunities.

     g.  Employee Stock Options and Shares Issued for Services.  The Company accounts for employee stock transactions in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has adopted the proforma disclosure requirements of SFAS 123, "Accounting for Stock-Based Compensation." Accordingly, any excess of fair market value of stock issued to employees over exercise prices has been recorded as compensation expense and additional paid in capital.

    h.  Loss Per Share.  The Company adopted the provision of SFAS No. 128, "Earnings per Share". SFAS No. 128 eliminates the presentation of primary and fully dilutive earnings per share ("EPS") and requires presentation of basic and diluted EPS. Basic EPS is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock and common stock equivalents outstanding for the period. Common stock equivalents are excluded in the computation of diluted EPS for the years ended December 31, 2001 and June 30, 2000, and for the six-months ended December 31, 2000 as such inclusion is antidilutive. The computations of basic and diluted EPS from continuing operations were as follows:

	For the Year Ended December 31, 2001	For the Six months Ended December 31, 2000	For the Year Ended June 30, 2000
Net Loss	$ 2,872,069	$17,050,934	$ 7,882,864
Preferred Stock Dividend Earned	275,099	257,549	432,824
Net Loss Attributable to Common Shares	$ 3,147,168	$17,308,483	$ 8,315,688
Weighted Average Common Shares Outstanding	20,154,799	15,016,136	11,392,911
Net Loss per Share (Basic and Diluted)	$ 0.16	$ 0.15	$ 0.73
	============	============	==========

     i.  Accounting for Long-Lived Assets.  The Company reviews long-lived assets, certain identifiable assets and any goodwill related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. At December 31, 2000, the Company believed that there was an impairment on its goodwill and other intangible assets (see Note 5 for further discussion). At December 31, 2001, the Company believed that there had been no impairment of its long-lived assets.

     j.  Reporting of Segments.  The Company adopted No. 131, "Disclosures about Segments of an Enterprise and Related Information" during the year ended June 30, 1999. SFAS No. 131 establishes the criteria for determining an operating segment and establishes the disclosure requirements for reporting information about operating segments. The Company has determined that under SFAS No. 131, it operates in one segment of service.

     k.  Cash and Cash Equivalents.  For purposes of the statement of cash flows, the Company considers all short-term investments with an original maturity of three months or less to be cash equivalents. The Company may have cash balances in the bank in excess of the maximum amount insured by the FDIC through the period.

     l.  Website Development Costs.  The Company follows EITF 00-2 as to its website development costs. EITF 00-2 requires certain website development costs to be expensed and others to be capitalized. The Company capitalized website development costs of $6,810 and $50,100 during the year ended December 31, 2001 and the six months ended December 31, 2000, respectively in accordance with EITF 00-2, respectively. The capitalized costs were payroll and payroll taxes paid to the programmers after the planning stage. The website development costs is amortized over three years. Total amortization expense for the years ended December 31, 2001, June 30, 2000 and the six months ended December 31, 2000 were $ 66,399, $-0- and $66,864, respectively. In June 2001, unamortized development costs with respect to the Company's website which was sold to TMP were approximately $302,000 (see Note 1).

     m.  Cash in Escrow Account.  In connection with the sale to TMP (see Note 1), the Company deposited $420,224 into an interest-bearing escrow account. These funds, net of any claims made against the escrow and paid in accordance with the terms of the Escrow Agreement, will be released to the Company in December 2002.

3.  Notes Receivable, Stockholders and Others

	2001	2000
Note receivable from stockholder, principal and interest at 5% due on January 18, 2001	$ -	$35,000

Note receivable from stockholders, non-interest bearing and due on demand.	21,598	-

Note receivable from a related entity, principal and interest at 6% due on November 13, 2002	120,000	-

Note receivable-other, non-interest bearing and due on demand.	60,405	-
	$202,003	$35,000
	===========	===========

4.  Property and Equipment

Property and equipment at December 31, 2001 and 2000 consist of the following:

	2001	2000	Estimated Useful Lives
Computer and equipment	$45,266	$644,961	3 years
Leasehold improvements	10,414	-	7 years
Furniture and Fixtures	-	333,559	5 years
	55,680	978,520
Less: accumulated depreciation	23,993	407,448
Property and Equipment, Net	$31,687	$571,072
	=======	=======

Depreciation expense for the years ended December 31, 2001, June 30, 2000 and for the six months ended December 31, 2000 was $105,138, $152,896 and $109,535 respectively. In June 2001, property and equipment with a net book value of approximately $471,000 was sold to TMP (see Note 1).

5.   Goodwill and Other Intangible Assets

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

The Company reviews long-lived assets, certain identifiable assets and any goodwill related to those assets for impairment whenever the conditions indicated in SFAS No. 121,  Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of , require: a decrease in the market value of an assets, a change in use of the asset, a change in legal factors or business climate, accumulation of costs significantly in excess of original expectations or a current period loss combined with history of losses.

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

         Internet-related assets - Since acquiring the online division in August 1999, the Company had significantly improved its technology to be compatible with the Internet industry's ever-changing and improving computer technologies. The Company expended significant funds over the period March through August 2000 to revamp and relaunch the collegelink.com website and position its online division to generate revenue. The functionality of the site was expanded in preparation for the September 1, 2000 relaunch to encompass not only college applications but also scholarship and college search capabilities in addition to online student loan applications. The Company had entered into an agreement in August 2000 with industry leader U.S. News & World Report to be that organization's exclusive online provider of college application services (replacing CollegeLink's principal competitor). Moreover, the online division's constituency of 900 college and university customers (colleges that accepted CollegeLink-processed applications) was fully intact on June 30, 2000, and the Company had a full-time sales force of four engaged in onsite college sales calls to strengthen and expand these relationships. Further, the acquisition of Student Success, Inc. created a feeder for the online programs and helped generate an average of 1,400,000 monthly page views for collegelink.com during the ensuing school year, further enhancing the value of the existing intangible.

         Offline assets - The Company's Making It Count division was principally an offline business with a proven revenue generating business model. As of June 30, 2000, the Company had concluded preparations for rolling out its "Making High School Count" Program to reach 700,000 students (an increase of 650,000 students); for launching and receiving sponsorship commitments for its new program, "Making Your College Search Count" (which is expected to reach in excess of 600,000 students during the period January through June 2001); and for expanding its flagship program, "Making College Count", to reach an estimated 700,000 students during the period January through June 2001. This represented growth of approximately 400%.

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

During the period ended December 31, 2000, in view of the sale of substantially all of the assets of the Company as described in Note 1, the Company wrote down its intangible assets to the net proceeds of the sale. As a result, the Company recorded an impairment on its goodwill and other intangible assets of $12,817,556.

Goodwill and other intangible assets at December 31, 2001 and 2000 consist of the following:

	2001	2000	Estimated Useful Lives
Goodwill	$0	$4,392,307	15 Years
Less: accumulated amortization	0	146,410
	$0	$4,245,897
	==========	==========

Amortization expense for the years ended December 31, 2001, June 30, 2000 and for six months ended December 31, 2000 was $ 137,561, $753,944 and $146,410, respectively. In June 2001, unamortized goodwill approximated $4,108,000 was sold to TMP (see Note 1).

6.  Stockholders' Equity

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

     d.  Issuance of Series A Convertible Preferred Stock/Purchase of Series A Preferred Stock by
         a Related Entity

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

On November 2, 2001, a related entity, owned equally by two officers of the Company, acquired 1,025,000 shares of Preferred A from three holders (the "Holders") for an aggregate purchase price of $10,250. The Holders waived their right to any unpaid dividends. In connection with this transaction, the Company issued to the Holders two-year warrants to purchase 1,025,000 shares of the Company's common stock at an exercise price of $0.01 per share (see j. below). Such warrants are valued under Black-Scholes method. This related entity also issued to the Company a two-year warrant to purchase 1,025,000 shares of the Company's common stock at an exercise price of $0.01 per share.

     e.  Series C Convertible Preferred Stock

In September 1999, the Company received $4,000,000 in exchange for 1,000,000 shares of 6% cumulative preferred stock designated as "Series C Convertible Preferred Stock" ("Preferred C") from PNC Bank Corp. Preferred C has a stated value of $4.00 per share, a par value of $0.01 per share and dividends payable quarterly. The Preferred C holder has the similar preference of Preferred A (see d. above).

During the year ended December 31, 2001, the Company acquired all 1,000,000 shares of the Preferred C for an aggregate purchase price of $20,000. The original holder waived its right to any unpaid dividend.

     f.  Business Acquisitions

On August 10, 1999, the Company acquired ECI, Inc. ("ECI") through a merger transaction. As consideration for the merger, the Company issued 550,809 shares of its common stock, 234,771 shares of its Series B Preferred Stock ("Preferred B") and paid $489 in cash. The Company also assumed approximately $800,000 of ECI's liabilities in connection with the merger. In addition, the Company settled a claim against ECI in exchange for 108,196 shares of the Company's common stock and 45,000 shares of Preferred B. The total purchase price of approximately $8,000,000 included 659,005 shares of common stock, valued at $4.375 per share, 279,771 shares of Preferred B, valued at $4,175,000, assumption of liabilities and acquisition costs of approximately $180,000. The purchase price was allocated principally to goodwill, which the Company amortized over 15 years. Subject to certain terms and conditions, each share of Preferred B is convertible to such number of common stock as is determined by dividing $15 by the Conversion Price, as defined. In August 2000, 279,771 shares of Preferred B were converted to 550,392 shares of the Company's common stock.

On February 17, 2000, the Company acquired Student Success, Inc. ("SSI") through a merger transaction. As consideration for the merger, the Company issued 1,625,000 shares of its common stock, valued at $3.5625 per share, and $2,600,000 in cash to two stockholders/officers of SSI (the "Former Stockholders"). The Company also assumed approximately $200,000 of SSI's liabilities and incurred acquisition costs of approximately $55,000 in connection with the merger. The purchase price of approximately $9,000,000 was allocated principally to goodwill, which the Company amortized over 15 years. In addition, the Company entered into employment agreements with the Former Stockholders, whereby the Company granted each an option to purchase up to 200,000 shares of the Company's common stock with an exercise price of $4.00 per share.

Both acquisitions were being accounted for using the purchase method. The operations of ECI and SSI have been included in the accompanying statements of operations since August 11, 1999 and February 18, 2000, respectively. The unaudited results of operations as if ECI and SSI had been acquired at the beginning of fiscal year ended June 30, 2000 are as follows:

For the Year Ended June 30, 2000
Net revenues	$2,601,817
Net loss	$8,265,425
Net loss per share	($0.76)

     g.  Public Offering

During the year ended June 30, 2000, the Company completed a public offering of its common stock, whereby the Company sold 2,530,000 shares at $4.00 per share, less underwriting and commission expenses. The Company incurred approximately $1,200,000 of direct expenses in connection with this offering.

     h.  Shares Issued for Settlement

On October 5, 2000, the Company settled a possible claim by several Preferred A holders, whereby the Company issued 200,000 shares of restricted common stock to these holders, reduced the exercise price of 23,000 previously issued warrants from $4.00 to $1.45 per share, and granted an additional warrant to one of the holder to purchase 10,000 common shares at $1.45 per share (see j. below).

     i.  Purchase of Treasury Stock

In a separate transaction that closed on the same day as the sale to assets to TMP (see Note 1), the Company paid approximately $849,000 to two former officers in consideration of consulting fees, bonuses and the redemption of 1,625,000 shares of the Company's common stock. Such shares were canceled immediately.

     j.  Options and Warrants

During the year ended December 31, 2001, the Company granted certain employees and directors options to purchase 23,597,326 shares of its common stock at exercise price $0.001 per share, which was below the market value of the stock on the grant date. Accordingly, the Company recorded compensation costs of $212,376.

During the year ended June 30, 2000, the Company granted certain employees and directors options to purchase 2,027,963 shares of its common stock with exercise prices equal to or greater than the market value of the stock at the grant date. In addition, the Company granted to its employees five-year options to purchase 165,000 shares of its common stock with an exercise price less than market value. As a result, the Company recorded deferred compensation of $178,125 and recognized $26,241 in compensation expenses for these options. Furthermore, the Company granted certain consultants options to purchase 98,320 shares of its common stock at exercise price ranging from $4.00 to $7.625 per share. Accordingly, the Company recorded consulting fees of $262,949 based on the Black-Scholes Option Price Model.

During the six months ended December 31, 2000, the Company granted to its employees five-year options to purchase 140,176 of its common stock with an exercise price less than market value. As a result, the Company recorded deferred compensation of $86,208 and recognized $86,208 in compensation expenses for these options.

The remaining deferred compensation will be amortization over the vesting period. In June 2001, in connection with the sale of assets to TMP (see Note 1), all unvested options become vested, canceled or expired.

Weighted average exercise prices for options outstanding at December 31, 2001, June 30, 2000 and December 31, 2000 was $5.18, $3.98 and $4.15, respectively. Total exercisable options at December 31, 2001 and 2000 was 175,000 shares, 632,157shares and 1,829,932 shares, respectively.

The following table summarizes the changes in options outstanding and the related price ranges for shares of the Company's common stock:

	Shares	Weighted Average Exercise Price
Outstanding at June 30, 1999	1,441,186	$ 4.32
Granted	2,291,283	4.00
Exercised	--
Expired or cancelled	(414,917)	4.32
Outstanding at June 30, 2000	3,317,552	3.98
Granted	140,176	0.01
Exercised	(11,601)	0.01
Expired or cancelled	(1,616,195)	3.44
Outstanding at December 31, 2000	1,829,932	4.15
Granted	23,597,326	0.001
Exercised	(23,684,299)	0.001
Expired or cancelled	(1,567,959)	4.26
Outstanding at December 31, 2001	175,000	5.18
	==========

On November 2, 2001, in connection with the purchase of Preferred A by a related entity, the Company issued to the Holders two-year warrants to purchase 1,025,000 shares of the Company's common stock at an exercise price of $0.01 per share which equals the market value of the Company's common stock at the grant date (see d. above). These warrants are valued at $10,250 under the Black-Scholes option-pricing model.

During the six months ended December 31, 2000, the Company granted to a Preferred A holder a warrant to purchase 10,000 shares of its common stock at an exercise price of $1.45 per share (see h. above). The warrant is valued at $0.23 per share under the Black-Scholes option-pricing model.

The changes in warrants outstanding and related price ranges are as follows:

	Shares	Weighted Average Exercise Price
Outstanding at June 30, 1999	1,268,683	$ 2.77
Granted	--
Exercised	--
Expired or cancelled	--
Outstanding at June 30, 2000	1,268,683	2.77
Granted	10,000	1.45
Exercised	--
Expired or cancelled	--
Outstanding at December 31, 2000	1,278,683	2.76
Granted	1,025,000	0.01
Exercised	--
Expired or cancelled	(96,825)	1.32
Outstanding at December 31, 2001	2,206,858	1.55
	=========

For disclosure purposes in accordance with SFAS No. 123, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for stock options granted during the periods:

	December 31, 2001	June 30, 2000	December 31, 2000
Expected volatility	208%	84%	129%
Annual dividends	-0-	-0-	-0-
Risk-free interest rate	4.5%	6.1%	6.0%
Expected life of option	10 years	5 years	5 years

If the Company recognized compensation cost for the employee stock option plan in accordance with SFAS No. 123, the Company's pro forma net loss and loss per share would have been approximately, $2,896,000, $8,429,000 and $17,302,000, and $0.15, $0.78 and $1.15, respectively, in the years ended December 31, 2001, June 30, 2000 and in the six months ended December 31, 2000.

7.   Commitments and Contingencies

     a.  The Company has a two-year lease agreement expiring on December 31, 2002. The future minimum rental payments to be made under this noncancellable operating lease as of December 31, 2001 were $23,184.

On December 1, 2000, the Company entered into a Lease Surrender and Termination Agreement with the former landlord with respect to its former office space. The Company paid a termination fee of $50,969 and forfeited a security deposit of $33,494. In addition, the Company wrote-off leasehold improvements of approximately $106,000.

The Company's lease of its former premises in Ohio was assumed by TMP (see Note 1).

Rent expense was approximately $63,000, $140,000 and $86,000 for the years ended December 31, 2001, June 30, 2000 and for the six months ended December 31, 2000, respectively.

     b.  Effective July 1, 2001, the Company entered into three-year employment agreements with two officers who are principal stockholders of the Company. These agreements replaced employment agreements entered into in 1999. As of December 31, 2001, total future commitments under these two employment agreements approximated $1,500,000 payable through June 30, 2003.

     c.  On March 20, 2000, the Company entered into a forty-two (42) month agreement with a consultant to provide services as requested by the Company at the rate of $133,000 a year through September 1, 2000 and $54,000 annually through September 1, 2003, plus stock option and other benefits. In February 2002, the consultant filed a demand for arbitration arising under his termination of the consulting agreement and other matters in which he claimed that the Company owed him $239,059, plus interest. The Company has denied any liability and intends to vigorously defend itself against all of the claims raised in the demand for arbitration.

     d.  In October 2001, the Company settled a purported class action lawsuit filed against the Company in April 2001 by a small group of its stockholders. The settlement amount was $400,000, of which the Company's insurance company contributed $200,000.

8.  Sales of Business Units

During the year ended June 30, 2000, the Company sold its web hosting and online training businesses resulting for a gain of $513,716. Revenue from web hosting and online training businesses during the year ended June 30, 2000 was $110,066 and $162,962, respectively.

9.  Income Taxes

The Company accounts for its income taxes under SFAS No. 109, "Accounting for Income Taxes" which requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. At December 31, 2001 and 2000 the Company had net operating loss carryforwards of approximately $18,000,000 and $15,500,000, expiring through 2021. SFAS No. 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. At December 31, 2001 and 2000, a valuation allowance for the full amount of the deferred tax asset was recorded because of operating losses incurred and the uncertainties as to the amount of taxable income that would be generated in the future years.

The components of the net deferred tax asset consist of the following:

	December 31, 2001	December 31, 2000
Net operating loss carryforwards	$6,300,000	$5,425,000
Valuation allowance	(6,300,000)	(5,425,000)
	$-	$-
	=============	=============

The provision for income taxes differs from the amount computed applying the statutory federal income tax rate to income before income taxes as follows:

	December 31, 2001	December 31, 2000
Income tax benefit computed at statutory rate at 35%	$(965,000)	$(5,968,000)
Goodwill amortization and impairment	-	4,537,000
Tax benefit not recognized	965,000	1,431,000
Provision for income taxes	$-	$-
	==========	==========

10.  Accounting Developments

In June 1998, the Financial Accounting Standards Board ("FASB"), issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires that all derivative financial instruments be recognized as either assets or liabilities in the balance sheet. SFAS No. 133, which was effective for the first quarter of 2001, has not had a material impact on the Company's results of operations, financial position or cash flows.

In July 2001, FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles, effective January 1, 2002. The Company does not believe that the adoption of these pronouncements will have a material impact on its financial statements.

FASB also recently issued SFAS No. 143, "Accounting for Asset Retirement Obligations" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 143 requires the recognition of a liability for the estimated cost of disposal as part of the initial cost of a long-lived asset. SFAS No. 144 supersedes SFAS No. 121 to supply a single accounting approach for measuring impairment of long-lived assets, including segment of a business accounted for as a discontinued operation or those to be sold or disposed of other than by sale. The Company believes that adopting these pronouncements on its financial statements will not have a material impact on its financial statements.

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

Our principal executive officers and directors are as follows:

Name	Age	Position

Richard A. Fisher	55	Chairman of the Board & General Counsel
Kevin J. High	37	President, Director
John J. Gilece, Jr.	61	Director
Christopher Portner	36	Director

Richard A. Fisher , Chairman of the Board. Mr. Fisher has been chairman of our board of directors and general counsel since February 1999. Mr. Fisher is a Class III director and serves until our 2002 annual meeting or until his successor is elected and qualified. Mr. Fisher was a co-founder of our predecessor, where he served as chairman of the board and general counsel from August 1996 to February 1999. From January 1996 to August 1996, Mr. Fisher provided legal and other counseling services to a number of start-up and early stage companies. Mr. Fisher holds a BA in Economics from Northwestern University (1968) and a Juris Doctor from the University of Virginia Law School (1971). Mr. Fisher is a member of the Massachusetts, Virginia and District of Columbia bars and is admitted to practice before the United States Supreme Court and United States Tax Court. Mr. Fisher was a captain in the United States Army Infantry and was formerly a partner in the law firm of Foley, Hoag & Eliot, which is our legal counsel.

Kevin J. High , President and Director. Mr. High has been one of our directors since February 1999. Mr. High served as our president from February 1999 until November 11, 1999. Mr. High is a Class III director and serves until our 2002 annual meeting or until his successor is elected and qualified. Mr. High was a co-founder of our predecessor, where he served as vice president from April 1996 to December 1996 and from December 1996 to February 1999 as chief executive officer. From April 1991 to April 1996, Mr. High served as branch manager of the Middletown, Rhode Island office of the Corporate Securities Group, Inc.

John J Gilece, Jr. , Director. Mr. Gilece has been one of our directors since July 2001 and serves on the Compensation Committee with Mr. Portner. He is a Class II director and serves until our 2004 annual meeting or until his successor is elected and qualified. Mr. Gilece has been president and chief executive officer of Fibernet Systems, LLC of Annapolis, Maryland since its inception in 1997. Mr. Gilece holds a Juris Doctor degree from Fordham University School of Law in New York and is a member of the Maryland Bar. Mr. Gilece also served in the U.S. Marine Corps as an infantry officer and is a Viet Nam veteran.

Christopher Portner, Director. Mr. Portner has been one of our directors since July 2001 and serves on the Audit Committee with Mr. Fisher. He is a Class III director and serves until our 2003 annual meeting or until his successor is elected and qualified. Since March 1998, Mr. Portner has been a certified financial planner and a general securities principal) with PSA Equities and a portfolio manager with PSA Capital Management of Lutherville, Maryland. From 1995 through February 1998, Mr. Portner was a financial consultant with Peremel & Company of Baltimore, Maryland. Mr. Portner is a graduate of the College of Financial Planning's professional education program, holds a Bachelor of Science degree in both business and English from Towson State University.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and change in ownership with the Securities and Exchange Commission. Officers, directors and greater-than-ten percent stockholders are required by Securities and Exchange Commission regulations to furnish us with all Section 16(a) forms they file. Based solely on review of the copies of such forms received by the Company, the Company believes that during the fiscal year ended December 31, 2001, all officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements, except as follows: each of Richard Fisher and Kevin High filed a report on Form 4 one month late to report the cancellation of three option grants, the receipt of four option grants and the exercise of four option grants, and each of John Gilece and Christopher Portner filed a report on Form 4 one month late to report the receipt and exercise of one option grant.

Item 10.  Executive Compensation

Director Compensation

Each non-employee director receives compensation of $1,000 for each meeting of the Board attended in person. All non-employee directors receive reimbursement for out-of-pocket expenses incurred in attending meetings of the Board. Mr. Gilece and Mr. Portner each received an option to purchase 1,000,000 shares of the Company's common stock, vested as of the date of grant.

Executive Officer Compensation

The following table sets forth the total compensation paid or accrued for our chief executive officers who were employed by us at December 31, 2001 (collectively, the "Named Executive Officers"), and previous executive compensation reported.

SUMMARY COMPENSATION
	Annual Compensation			Long Term Compensation
Name and Principal Position	Fiscal Year Ended	Salary	Other Annual Compensation (1)	Securities Underlying Options	All Other Compensation
Richard A. Fisher	12/31/01	$251,612	22,788	10,832,914	--
Chairman	12/31/00	$ 80,769	--	16,772	--
	6/30/00	$222,845	--	106,000	--

Kevin J. High	12/31/01	$270,181	18,066	10,514,412	--
President	12/31/00	$ 70,269	--	15,094	--
	6/30/00	$193,825	--	105,400	--

(1)  Represents payments of personal life insurance premiums.

Option Grants in 2001

The following table sets forth grants of stock options to each of the Named Executive Officers during the fiscal year ended December 31, 2001. No stock appreciation rights were granted during the year ended December 31, 2001.

Individual Grants
Name	Number of Securities Underlying Options Granted (1)	Percent of Total Options Granted to Employees in Fiscal Year (2)	Exercise or Base Price Per Share	Expiration Date

Richard A. Fisher	10,832,914	50.2%	$0.001	10/15/2011
Kevin J. High	10,514,412	48.7%	$0.001	10/15/2010

_________________________
(1)  All options are vested.

(2)  Based on an aggregate of 21,597,326 shares subject to options granted to employees during fiscal year 2001.

Option Exercises and Year-End Values

The following table sets forth certain information regarding stock options exercised by Named Executive Officers in the fiscal year ended December 31, 2001, and exercisable and unexercisable stock options held as of December 31, 2001 by each of the Named Executive Officers. There were no unexercised stock options held by either of the Named Executive Officers as of December 31, 2001.

FISCAL YEAR-END OPTION VALUES
Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at Year-End		Value of Unexercised In-the-Money Options at Fiscal Year-End
			Exercisable	Unexercisable	Exercisable	Unexercisable
Richard A. Fisher	10,832,914	$54,164	0	0	$0	$0
Kevin J. High	10,514,412	$52,572	0	0	$0	$0

Employment Agreements

On October 15, 2001, the Compensation Committee of the Board of Directors of the Company approved employment agreements for Richard A. Fisher, the Company's chairman and general counsel, and Kevin J. High, the Company's president. The Compensation Committee consists of two independent directors of the Company. Each agreement superseded a prior employment agreement entered into on February 11, 1999 and was entered into by the Company to induce each of Mr. Fisher and Mr. High to remain with the Company in an executive capacity after the sale of substantially all of the Company's assets to TMP.

Mr. Fisher's employment agreement is for a term of three years, retroactive to July 1, 2001, except that it terminates earlier upon his death, complete disability or resignation with or without good reason, or upon termination by the Company with or without cause. The agreement provides for base compensation of $300,000 per year, of which $200,000 is paid currently and of which $100,000 is earned and accrued by the Company currently but paid at such time as the escrow established in connection with the TMP transaction is terminated or expires or sufficient cash otherwise becomes available. As an inducement for Mr. Fisher to continue his employment with the Company, the agreement also provided for an advance in the amount of $375,000 which is converted to a continuation bonus on January 2, 2003 should Mr. Fisher be an employee of the Company on such date, unless certain events occur before such date as provided in the agreement. The Company accounts for this advance as deferred compensation. The agreement provided for the reduction in the exercise price of 514,406 previously granted options to $.001 per share and for the grant of 10,318,508 additional stock options, also at $.001 per share. The agreement also provided for an advance of $50,000 in lieu of Mr. Fisher's participation in any Company retirement plans in the year 2001, which amount is earned if Mr. Fisher is employed full time by the Company on February 1, 2002. The agreement also provided for the payment by the Company of health insurance benefits, long-term disability insurance premiums and life insurance premiums.

If there is a change of control, as defined, of the Company during periods prescribed by the agreement, the Company is required to pay to Mr. Fisher an amount equal to 2.99 times his base salary.

Mr. Fisher agreed that he will not compete with the Company or engage in certain other practices relating to the Company's business during his employment and for one year thereafter.

Mr. Fisher entered into a Non-Competition and Non-Solicitation Agreement with TMP as an inducement for TMP to purchase the Company's assets, for which he was not separately compensated.

Mr. High's employment agreement is for a term of three years, retroactive to July 1, 2001, except that it terminates earlier upon his death, complete disability or resignation with or without good reason, or upon termination by the Company with or without cause. The agreement provides for base compensation of $300,000 per year, of which $200,000 is paid currently and of which $100,000 is earned and accrued by the Company currently but paid at such time as the escrow established in connection with the TMP transaction is terminated or expires or sufficient cash otherwise becomes available. As an inducement for Mr. High to continue his employment with the Company, the agreement also provided for an advance in the amount of $225,000 which is converted to a continuation bonus on January 2, 2003 should Mr. High be an employee of the Company on such date, unless certain events occur before such date as provided in the agreement. The Company accounts for this advance as deferred compensation. The agreement provided for the reduction in the exercise price of 514,412 previously granted options to $.001 per share and for the grant of 10,000,000 additional stock options, also at $.001 per share. The agreement also provided for the payment by the Company of health insurance benefits, long-term disability insurance premiums and life insurance premiums.

If there is a change of control, as defined, of the Company during periods prescribed by the agreement, the Company is required to pay to Mr. High an amount equal to 2.99 times his base salary.

Mr. High agreed that he will not compete with the Company or engage in certain other practices relating to the Company's business during his employment and for one year thereafter.

Mr. High entered into a Non-Competition and Non-Solicitation Agreement with TMP as an inducement for TMP to purchase the Company's assets, for which he was not separately compensated.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following tables set forth certain information regarding the beneficial ownership of the Cytation's voting securities as of March 29, 2002, by (i) each person or entity known to the Company to own beneficially five percent or more of any series of preferred stock and common stock, (ii) each of the Company's directors, (iii) each of the Company's named executive officers, and (iv) all of the Company's directors and executive officers as a group. Except as otherwise noted, each beneficial owner has sole voting and investment power with respect to the shares shown.

COMMON STOCK
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	Percent of Common Stock Outstanding

Kevin J. High	11,599,476 (3)	31.0%
Richard A. Fisher	11,631,164 (4)	31.1%
John J. Gilece, Jr.	1,010,000	2.7%
Christopher Portner	1,000,000	2.7%
All directors and executive officers as a group (4 persons)	25,240,640	67.6%

(1)  Each stockholder's address is c/o Cytation Corporation, 251 Thames Street, No. 8, Bristol, Rhode Island 02809.

(2)  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as indicated, each person possesses sole voting and investment power with respect to all of the shares of common stock owned by such person, subject to community property laws where applicable. All shares held by persons in this table are issued and outstanding. Percentage ownership is based on 37,361,857 shares of common stock outstanding on March 29, 2002, plus securities deemed to be outstanding with respect to individual stockholders pursuant to Rule 13d-3(d)(1) under the Exchange Act.

(3)  Includes 35,590 shares owned beneficially by children of Mr. High, 464,598 shares owned jointly with Mr. High's spouse and 143,000 shares owned by an entity controlled by Mr. High.

(4)  Includes 781,479 shares of common stock held by Mr. Fisher's spouse.

PREFERRED STOCK
Name of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	Percent of Preferred Stock Outstanding (3)

Bristol Harbor Investments, LLC	1,025,000 (3)	89%
P.O. Box 809
Bristol, RI 02809

(1)  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as indicated, each person possesses sole voting and investment power with respect to all of the shares of preferred stock owned by such person, subject to community property laws where applicable.

(2)  Based on 1,140,000 shares of Series A Preferred Stock outstanding as of March 29, 2002.

(3)  Bristol Harbor Investments, LLC is owned equally by Richard A. Fisher, the Company's chairman, and Kevin J. High, the Company's president.

Item 12.  Certain Relationships and Related Transactions

In fiscal year ended December 31, 2001, Bristol Harbor Investments, LLC ("Bristol Harbor"), formerly known as Cytation LLC, acquired 1,025,000 shares of the Company's Series A Convertible Preferred Stock ("Series A Stock") from three holders ("Holders") for an aggregate purchase price of $10,250. Bristol Harbor is owned equally by Richard A. Fisher, the Company's chairman, and Kevin J. High, the Company's president. In connection with this purchase, the Company issued to the Holders two year warrants to purchase 1,025,000 shares of its common stock for $.01 per share, and Bristol Harbor issued to the Company a warrant to purchase 1,025,000 shares of common stock of the Company owned or acquirable by it for $.01 per share. The effect of this transaction is that Messrs. Fisher and High own a majority (approximately 90%) of the Series A Stock.

On October 15, 2001, the Company advanced Mr. Fisher $375,000 and Mr. High $225,000 as an inducement for them to remain with the Company as executive officers. Each advance will be converted to a continuation bonus on January 2, 2003 should Mr. Fisher or Mr. High, as the case may be, be an employee of the Company on such date, unless certain events occur before such date as provided in each of their employment agreement

Item 13.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)  The following documents are filed as part of the Report.

          1.  Financial Statements (see index to financial statements)

          2.  Financial Statement Schedule - None

     (b)  Reports on Form 8-K - None

     (c)  Exhibits:

The following exhibits are filed as part of or incorporated by reference into this Report:

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation of the Company(2)
3.2	Articles of Merger between the Company and Cytation Corporation, dated February 11, 1999(1)
3.3	Articles of Merger between CollegeLink.com Incorporated and ECI, Inc., dated August 10, 1999(2)
3.4	Certificate of Merger of CollegeLink.com Incorporated and ECI, Inc., dated August 10, 1999(2)
3.5	Certificate of Ownership and Merger between the Company and CollegeLink.com Incorporated, dated November 15, 1999(2)
3.6	By-Laws of the Company(2)
4.1	Please see Exhibits 3.1 and 3.6 for provisions of the Amended and Restated Certificate of Incorporation and By-Laws of the Company defining the rights of holders of the common stock of the Company
10.1	Consulting Agreement by and among CollegeLink.com Incorporated and Gerald A. Paxton, dated August 10, 1999(2)
10.2	Amended and Restated Asset Purchase Agreement by and among TMP Worldwide, Inc., CollegeLink.com Incorporated and CollegeLink Corporation, dated May 2, 2001(3)
10.3	Escrow Agreement by and among the Company, TMP Worldwide, Inc, and Eastern Bank and Trust Company, dated June 20, 2001
10.4	Bill of Sale and Assignment, by and among TMP Worldwide, Inc., CollegeLink.com Incorporated and CollegeLink Corporation, dated June 20, 2001
10.5	Non-Competition and Non-Solicitation Agreement between TMP Worldwide and Richard A. Fisher, dated June 20, 2001
10.6	Non-Competition and Non-Solicitation Agreement between TMP Worldwide and Kevin J. High, dated June 20, 2001
10.7	Employment Agreement, dated October 15, 2001, between the Company and Richard A. Fisher
10.8	Employment Agreement, dated October 15, 2001, between the Company and Kevin High
10.9	Lease dated September 22, 1999 between the Company and Midview, LLC
24.1	Power of Attorney (contained on the signature page of this Form 10-KSB)

(1)  Incorporated by reference from the Company's Form 8-K, Current Report, filed March 18, 1999, and later amended on April 2, 1999.

(2)  Filed as Exhibit to the Company's Registration Statement No. 333-85079 on Form SB-2 and incorporated herein by reference.

(3)  Filed as an Exhibit to the Company's Proxy Statement filed May 25, 2001 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated April 15, 2002	CYTATION CORPORATION

By: /s/ RICHARD A. FISHER
Richard A. Fisher
Chairman

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Date	Title
/s/ Richard A. Fisher	April 15, 2002	Chairman of the Board
Richard A. Fisher		(Principal Executive)

/s/ Kevin J. High	April 15, 2002	Director
Kevin J. High		(Principal Financial and Accounting Officer)

/s/ John J. Gilece, Jr.	April 15, 2002	Director
John J. Gilece, Jr.

/ s/ Christopher Portner	April 125 2002	Director
Christopher Portner

EXHIBIT INDEX

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation of the Company(2)
3.2	Articles of Merger between the Company and Cytation Corporation, dated February 11, 1999(1)
3.3	Articles of Merger between CollegeLink.com Incorporated and ECI, Inc., dated August 10, 1999(2)
3.4	Certificate of Merger of CollegeLink.com Incorporated and ECI, Inc., dated August 10, 1999(2)
3.5	Certificate of Ownership and Merger between the Company and CollegeLink.com Incorporated, dated November 15, 1999(2)
3.6	By-Laws of the Company(2)
4.1	Please see Exhibits 3.1 and 3.6 for provisions of the Amended and Restated Certificate of Incorporation and By-Laws of the Company defining the rights of holders of the common stock of the Company
10.1	Consulting Agreement by and among CollegeLink.com Incorporated and Gerald A. Paxton, dated August 10, 1999(2)
10.2	Amended and Restated Asset Purchase Agreement by and among TMP Worldwide, Inc., CollegeLink.com Incorporated and CollegeLink Corporation, dated May 2, 2001(3)
10.3	Escrow Agreement by and among the Company, TMP Worldwide, Inc, and Eastern Bank and Trust Company, dated June 20, 2001
10.4	Bill of Sale and Assignment, by and among TMP Worldwide, Inc., CollegeLink.com Incorporated and CollegeLink Corporation, dated June 20, 2001
10.5	Non-Competition and Non-Solicitation Agreement between TMP Worldwide and Richard A. Fisher, dated June 20, 2001
10.6	Non-Competition and Non-Solicitation Agreement between TMP Worldwide and Kevin J. High, dated June 20, 2001
10.7	Employment Agreement, dated October 15, 2001, between the Company and Richard A. Fisher
10.8	Employment Agreement, dated October 15, 2001, between the Company and Kevin High
10.9	Lease dated September 22, 1999 between the Company and Midview, LLC
24.1	Power of Attorney (contained on the signature page of this Form 10-KSB

___________________________________
(1)  Incorporated by reference from the Company's Form 8-K, Current Report, filed March 18, 1999, and later amended on April 2, 1999.

(2)  Filed as Exhibit to the Company's Registration Statement No. 333-85079 on Form SB-2 and incorporated herein by reference.

(3)  Filed as an Exhibit to the Company's Proxy Statement filed May 25, 2001 and incorporated herein by reference.