Form 10QSB
period 2002-03-31
CYTATION CORP
filed 2002-05-13
CIK 95047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002

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

Common Stock, $.001 Par Value - 37,361,857 shares as of March 31, 2002.

FORWARD-LOOKING INFORMATION

THIS FORM 10-QSB AND OTHER STATEMENTS ISSUED OR MADE FROM TIME TO TIME BY CYTATION CORPORATION OR ITS REPRESENTATIVES CONTAIN STATEMENTS WHICH MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES ACT OF 1933 AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FIFTEEN U.S.C.A. SECTIONS 77Z-2 AND 78U-5 (SUPP. 1996). THOSE STATEMENTS INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF CYTATION CORPORATION AND MEMBERS OF ITS MANAGEMENT TEAM AS WELL AS THE ASSUMPTIONS ON WHICH SUCH STATEMENTS ARE BASED. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE FORWARD-LOOKING STATEMENTS TO REFLECT CHANGED ASSUMPTIONS, THE OCCURRENCE OF UNANTICIPATED EVENTS OR CHANGES TO FUTURE OPERATING RESULTS OVER TIME.

PART 1 FINANCIAL INFORMATION

Item 1. Financial Statements.

Cytation Corporation (Formerly CollegeLink.com Incorporated)

CONTENTS

UNAUDITED FINANCIAL STATEMENTS

     Balance Sheets as of  March 31, 2002 and December 31, 2001

      Statements of Operations - For the Three Months Ended March 31, 2002 and 2001

      Statements of Cash Flows - For the Three Months Ended March 31, 2002 and 2001

Cytation Corporation (Formerly CollegeLink.com Incorporated)
Balance Sheets

ASSETS
	March 31,	December 31,
	2002	2001
	(Unaudited)	(Audited)
CURRENT ASSETS:
Cash	$32,185	$79,861
Cash in escrow account	427,502	424,781
Notes receivable, stockholders	21,598	21,598
Notes receivable, others	180,405	180,405
Prepaid expenses and other current assets	30,136	154,637

Total Current Assets	691,826	861,282

PROPERTY AND EQUIPMENT, Net	24,727	31,687

TOTAL ASSETS	$716,553	$892,969
	==========	==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$249,528	$211,273

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY:
Series A convertible preferred stock, $4.00 stated value, $0.01 par value;
2,500,000 shares authorized, 1,140,000 shares issued and outstanding
(Liquidation value = $4,560,000)	4,584,980	4,584,980
Series B convertible preferred stock, $7.625 stated value, $0.01 par value;
300,000 shares authorized, -0- shares issued and outstanding	-	-
Series C convertible preferred stock, $4.00 stated value, $0.01 par value;
1,000,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized,
37,361,857 shares issued and outstanding	37,361	37,361
Additional paid-in capital	28,467,440	28,467,440
Deferred compensation	(240,000)	(410,000)
Accumulated deficit	(32,382,756)	(31,998,085)

TOTAL STOCKHOLDERS' EQUITY	467,025	681,696

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$716,553	$892,969
	=========	=========

Cytation Corporation (Formerly CollegeLink.com Incorporated)
Statements of Operations
For The Three Months Ended March 31, 2002 and 2001
(Unaudited)

	2002	2001

REVENUES:
College and high school programs	$-	$1,301,182
Other revenues	-	44,326
	-	1,345,508
COST OF GOODS SOLD	-	905,038

GROSS PROFIT	-	440,470

OPERATING EXPENSES:
Technology	-	31,263
Depreciation and amortization	6,960	161,826
Sales and marketing	-	139,368
General and administrative	379,417	1,337,834

TOTAL OPERATING EXPENSES	386,377	1,670,291

OPERATING LOSS	(386,377)	(1,229,821)

OTHER INCOME (EXPENSES):
Interest income (expense), net	1,706	(16,554)

LOSS BEFORE INCOME TAXES	(384,671)	(1,246,375)

INCOME TAXES	-	-

NET LOSS	(384,671)	(1,246,375)

PREFERRED STOCK DIVIDEND EARNED	68,775	128,775

NET LOSS ATTRIBUTABLE TO COMMON SHARES	$(453,446)	$(1,375,150)
	=========	=========
Net Loss Per Share (Basis and Diluted)	$(0.01)	$(0.09)
	=========	=========
Weighted Average Common Shares Outstanding	37,361,857	15,363,098
	=========	=========
See notes to financial statements.

Cytation Corporation (Formerly CollegeLink.com Incorporated)
Statements of Cash Flows
For the Three Months Ended March 31, 2002 and 2001
(Unaudited)

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(384,671)	$(1,246,375)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amoritzation	6,960	161,826
Amortization of deferred compensation	170,000	140,797
Accrued interest on note payable	-	16,729
Changes in operating assets and liabilities:
Accounts receivable	-	(119,190)
Prepaid expenses and others	124,501	93,199
Cash in escrow account	(2,721)	-
Accounts payable and accrued expenses	38,255	372,516
Unearned revenue	-	193,561

NET CASH USED IN OPERATING ACTIVITIES	(47,676)	(386,937)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	-	(30,196)
Collection on notes receivable	-	25,000
Capitalization of software development costs	-	(4,995)

NET CASH USED IN INVESTING ACTIVITIES	-	(10,191)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments of) note payable and debt	-	425,000
Proceeds from issuance of common stock	-	641

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	425,641

NET INCREASE (DECREASE) IN CASH	(47,676)	28,513

CASH, Beginning	79,861	161,481

CASH, Ending	$32,185	$189,994
	=========	=========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the periods for:
Interest	$-	$-
	=========	=========
Taxes	$-	$-
	=========	=========
Non-cash investing and financing activities:
Offset note receivable with accrued expenses	$-	$10,000
	=========	=========
See notes to financial statements.

Notes To Financial Statements

1.   The Company:

Until June 20, 2001, the Company provided an extensive range of in-school and online services directed at high school students and their parents, high school counselors, college admissions officers and corporations which target the teen marketplace. On June 20, 2001, the Company sold all of its assets associated with these activities to TMP Worldwide Inc.

2.   Deferred Compensation:

On July 2, 2001, the Company's board of directors authorized advances to two officers of the Company in the aggregate amount of $600,000. These advances are repayable by the either officer if the officer leaves the employment of the Company before January 2003, unless certain events occur before such date. These advances have been booked as deferred compensation and amortize over fifteen (15) months. In addition, the Company also advanced $50,000 to one of the officers in lieu of his participation in the Company's retirement plans, which amount has been recorded as compensation expense in the quarter ended March 31, 2002.

Item 2. Management's Discussion and Analysis or Plan of Operation

The Company sold all of its revenue producing assets on June 20, 2001. Accordingly, the following should be read in conjunction with Item 5 hereof.

Results of Operations

As a result of the sale in June 2001 by the Company of substantially all of its assets (including all of its revenue generating assets) to TMP and the prior sales of the Company's Internet services businesses, the Company no longer is engaged in any business in which it was engaged during its three fiscal years ended June 30, 1998, 1999 and 2000, its six-month transition period ending December 31, 2000 or its fiscal year ended December 31, 2001. Accordingly, management does not believe that it is informative or useful to compare the results of operations of the principal business which it conducted until June 20, 2001 but which it no longer owns with the results of operations of this business and other discontinued businesses for prior periods, including the three month period ended March 31, 2001.

Liquidity and Capital Resources

Net cash used in operating activities was $47,676 for the three month period ended March 31, 2002 compared to $386,937 for the three month period ended March 31, 2001, when the Company was still carrying on its former business. As of March 31, 2002, the Company had positive working capital of $442,298 compared to negative working capital of $2,529,332 as of March 31, 2001.

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 2. Change in Securities

None

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

On May 22, 2001, the Company's common stock stopped trading on the American Stock Exchange where it had traded under the symbol "APS". From May 22, 2001 through June 21, 2001, the Company's common stock traded on the Nasdaq Over the Counter Bulletin Board under the symbol "CLGK". Since June 21, 2001, the Company's common stock has traded on the Nasdaq Over the Counter Bulletin Board under the symbol "CYTY".

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

(b)   Reports on Form 8-K

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
                                                                   Date: May 13, 2002