Form 10QSB
period 2002-06-03
CYTATION CORP
filed 2002-08-05
CIK 95047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002

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

Common Stock, $.001 Par Value - 37,361,857 shares as of June 30, 2002.

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

CONTENTS

UNAUDITED FINANCIAL STATEMENTS

Balance Sheets as of June 30, 2002 and December 31, 2001

Statement of Operations for the Three Months Ended June 30, 2002 and 2000

 Statement of Operations for the Six Months Ended June 30, 2002 and 2001

Statement of Cash Flows for the Six Months Ended June 30, 2002 and 2001

Notes to Financial Stattements

Cytation Corporation (Formerly CollegeLink.com Incorporated)
Balance Sheets

ASSETS
	June 30,	December 31,
	2002	2001
	(Unaudited)	(Audited)
CURRENT ASSETS:
Cash	$6,857	$79,861
Cash in escrow account	429,093	424,781
Notes receivable, stockholders	21,598	21,598
Notes receivable, others	160,551	180,405
Prepaid expenses and other current assets	30,202	154,637

Total Current Assets	648,301	861,282

PROPERTY AND EQUIPMENT, Net	18,504	31,687

TOTAL ASSETS	$666,805	$892,969
	==========	==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$368,579	$211,273

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY:
Series A convertible preferred stock, $4.00 stated value, $0.01 par value;
2,500,000 shares authorized, 1,140,000 shares issued and outstanding
(Liquidation value of $4,560,000)	4,584,980	4,584,980
Series B convertible preferred stock, $7.625 stated value, $0.01 par value;
300,000 shares authorized, -0- shares issued and outstanding	-	-
Series C convertible preferred stock, $4.00 stated value, $0.01 par value;
1,000,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized,
37,361,857 shares issued and outstanding	37,361	37,361
Additional paid-in capital	28,467,440	28,467,440
Deferred compensation	(120,000)	(410,000)
Accumulated deficit	(32,671,555)	(31,998,085)

TOTAL STOCKHOLDERS' EQUITY	298,226	681,696

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$666,805	$892,969
	=========	=========

Cytation Corporation (Formerly CollegeLink.com Incorporated)
Statement of Operations
For The Three Months Ended June 30, 2002 and 2001
(Unaudited)

	2002	2001

REVENUES:
College and high school programs	$-	$1,626,415
Web site hosting and web services	-	59,627
Other revenues	-	28,530
	-	1,714,572
COST OF GOODS SOLD	-	1,636,730

GROSS PROFIT	-	77,842

OPERATING EXPENSES:
Technology	-	56,214
Depreciation and amortization	6,960	141,855
Sales and marketing	-	370,324
General and administrative	283,434	442,546

TOTAL OPERATING EXPENSES	290,394	1,010,939

OPERATING LOSS	(290,394)	(933,097)

OTHER INCOME (EXPENSES):
Interest income (expense), net	1,594	(20,998)
Gain on sale of business units	-	778,005

TOTAL OTHER INCOME (EXPENSES)	1,594	757,007

LOSS BEFORE INCOME TAXES	(288,800)	(176,090)

INCOME TAXES	-	-

NET LOSS	(288,800)	(176,090)

PREFERRED STOCK DIVIDEND EARNED	68,775	128,775

NET LOSS ATTRIBUTABLE TO COMMON SHARES	$(357,575)	$(304,865)
	=========	=========
Net Loss Per Share (Basis and Diluted)	$(0.01)	$(0.02)
	=========	=========
Weighted Average Common Shares Outstanding	37,361,857	15,196,564
	=========	=========
See notes to financial statements.

Cytation Corporation (Formerly CollegeLink.com Incorporated)
Statement of Operations
For The Six Months Ended June 30, 2002 and 2001
(Unaudited)

	2002	2001

REVENUES:
College and high school programs	$-	$2,927,597
Web site hosting and web services	-	59,627
Other revenues	-	72,856
	-	3,060,080
COST OF GOODS SOLD	-	2,541,768

GROSS PROFIT	-	518,312

OPERATING EXPENSES:
Technology	-	87,477
Depreciation and amortization	13,920	303,681
Sales and marketing	-	509,691
General and administrative	662,850	1,780,380

TOTAL OPERATING EXPENSES	676,770	2,681,229

OPERATING LOSS	(676,770)	(2,162,917)

OTHER INCOME (EXPENSES):
Interest income (expense), net	3,300	(37,552)
Gain on sale of business units	-	778,005

TOTAL OTHER INCOME (EXPENSES)	3,300	740,453

LOSS BEFORE INCOME TAXES	(673,470)	(1,422,464)

INCOME TAXES	-	-

NET INCOME LOSS	(673,470)	(1,422,464)

PREFERRED STOCK DIVIDEND EARNED	137,549	257,549

NET LOSS ATTRIBUTABLE TO COMMON SHARES	$(811,019)	$(1,680,013)
	=========	=========
Net Loss Per Share (Basis and Diluted)	$(0.02)	$(0.11)
	=========	=========
Weighted Average Common Shares Outstanding	37,361,857	15,284,770
	=========	=========
See notes to financial statements.

Cytation Corporation (Formerly CollegeLink.com Incorporated)
Statement of Cash Flows
For the Six Months Ended June 30, 2002 and 2001
(Unaudited)

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(673,470)	$(1,422,464)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amoritzation	13,920	303,681
Amortization of deferred compensation	290,000	214,422
Accrued interest on note payable	-	37,735
Gain on sale of business units	-	(778,005)
Changes in operating assets and liabilities:
Accounts receivable	-	(52,271)
Prepaid expenses and others	124,435	272,001
Cash in escrow account	(4,312)	-
Accounts payable and accrued expenses	157,306	1,335,664
Unearned revenue	-	566,302

NET CASH USED IN OPERATING ACTIVITIES	(92,121)	(655,539)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(737)	(30,194)
Collection on notes receivable	19,854	25,000
Capitalization of software development costs	-	(6,811)

NET CASH USED IN INVESTING ACTIVITIES	19,117	(12,005)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments of) note payable and debt	-	500,000
Purchase of treasury stock	-	(600,000)
Proceeds from sale of business units		3,353,421
Proceeds from issuance of common stock	-	641

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	3,254,062

NET INCREASE (DECREASE) IN CASH	(73,004)	2,586,518

CASH, Beginning	79,861	161,481

CASH, Ending	$6,857	$2,747,999
	=========	=========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW:

Cash paid during the periods for:
Interest	$-	$-
	=========	=========
Taxes	$-	$-
	=========	=========
Non-cash investing and financing activities:
Offset note receivable with accrued expenses	$-	$10,000
	=========	=========
See notes to financial statements.

Notes To Financial Statements

1.  Basis of Presentation:

The accompanying unaudited financial statements of Cytation Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to prepare them for inclusion as part of the Form 10QSB.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The financial statements for the periods ended June 30, 2002 and 2001 are unaudited and include all adjustments which in the opinion of management are necessary, in order to make the financial statements not misleading.  All such adjustments are of a normal recurring nature.  The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full fiscal year.  For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10KSB filed with the Securities and Exchange Commission for the period ended December 31, 2001.

2.  The Company:

Until June 20, 2001, the Company provided an extensive range of in-school and online services directed at high school students and their parents, high school counselors, college admissions officers and corporations which target the teen marketplace.  On June 20, 2001, the Company sold all of its assets associated with these activities to TMP Worldwide Inc.

3.   Deferred Compensation:

On July 2, 2001, the Company's board of directors authorized advances to two officers of the Company in the aggregate amount of $600,000. These advances are repayable by either officer if the officer leaves the employment of the Company before January 2003, unless certain events occur before such date. These advances have been booked as deferred compensation and amortized over fifteen months. In addition, the Company also advanced $50,000 to one of the officers in lieu of his participation in the Company's retirement plans, which amount has been recorded as compensation expense in the quarter ended March 31, 2002.

4.  Legal Proceedings:

On February 7, 2002, Gerald Paxton, a former consultant to the Company, filed a demand for arbitration arising under his consulting agreement with the Company. The Company and Mr. Paxton have tentatively agreed to resolve this matter.

Item 2. Management's Discussion and Analysis or Plan of Operation

The Company sold all of its revenue producing assets on June 20, 2001. Accordingly, the following should be read in conjunction with Item 5 hereof.

Results of Operations

As a result of the sale in June 2001 by the Company of substantially all of its assets (including all of its revenue generating assets) to TMP and the prior sales of the Company's Internet services businesses, the Company no longer is engaged in any business in which it was engaged during its three fiscal years ended June 30, 1998, 1999 and 2000, its six-month transition period ending December 31, 2000 or its fiscal year ended December 31, 2001. Accordingly, management does not believe that it is informative or useful to compare the results of operations of the principal business which it conducted until June 20, 2001 but which it no longer owns with the results of operations of this business and other discontinued businesses for prior periods, including the three month period ended June 30, 2001.

Liquidity and Capital Resources

Net cash used in operating activities was $92,121 for the six month period ended June 30, 2002 compared to $655,539 for the six month period ended June 30, 2001, shortly after the Company discontinued its former business and sold its operating assets.  See Item 5. As of June 30, 2002, the Company had working capital of $279,722 compared to working capital of $2,293,618 as of June 30, 2001.

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

On February 7, 2002, Gerald Paxton, a former consultant to the Company, filed a demand for arbitration arising under his consulting agreement with the Company. The Company and Mr. Paxton have tentatively agreed to resolve this matter.

Item 2. Change in Securities.

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

Certification under Sarbanes-Oxley Act.  Our president and acting chief financial officer has furnished to the SEC the certification with respect to this Report that is required by Section 906 of the Sarbanes-Oxley Act of 2002.

Sale of assets. On June 20, 2001, Cytation Corporation (then known as CollegeLink.com Incorporated) and its wholly owned subsidiary Cytation Bristol Corporation (then known as CollegeLink Corporation) sold substantially all of their respective assets, including all of their respective operating assets, to TMP. TMP is the parent corporation of TMP Interactive Inc. d/b/a Monster.com. As consideration for the sale, TMP paid Cytation Corporation approximately $4,202,000 in cash and assumed approximately $3,062,000 of Cytation's liabilities. Among the liabilities that TMP assumed were notes issued by Cytation to TMP in the aggregate principal amount of $1,000,000.

Trading of securities. On May 22, 2001, the Company's common stock stopped trading on the American Stock Exchange where it had traded under the symbol "APS". From May 22, 2001 through June 21, 2001, the Company's common stock traded on the Nasdaq Over the Counter Bulletin Board under the symbol "CLGK". Since June 21, 2001, the Company's common stock has traded on the Nasdaq Over the Counter Bulletin Board under the symbol "CYTY".

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits:

The following exhibits are filed as part of or incorporated by reference into this Report:

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation of the Company(2)
3.2	Articles of Merger between the Company and Cytation Corporation, dated February 11, 1999(1)
3.3	Articles of Merger between CollegeLink.com Incorporated and ECI, Inc., dated August 10, 1999(2)
3.4	Certificate of Merger of CollegeLink.com Incorporated and ECI, Inc., dated August 10, 1999(2)
3.5	Certificate of Ownership and Merger between the Company and CollegeLink.com Incorporated, dated November 15, 1999(2)
3.6	By-Laws of the Company(2)
4.1	Please see Exhibits 3.1 and 3.6 for provisions of the Amended and Restated Certificate of Incorporation and By-Laws of the Company defining the rights of holders of the common stock of the Company
10.1	Consulting Agreement by and among CollegeLink.com Incorporated and Gerald A. Paxton, dated August 10, 1999(2)
10.2	Amended and Restated Asset Purchase Agreement by and among TMP Worldwide, Inc., CollegeLink.com Incorporated and CollegeLink Corporation, dated May 2, 2001(3)
10.3	Escrow Agreement by and among the Company, TMP Worldwide, Inc, and Eastern Bank and Trust Company, dated June 20, 2001
10.4	Bill of Sale and Assignment, by and among TMP Worldwide, Inc., CollegeLink.com Incorporated and CollegeLink Corporation, dated June 20, 2001
10.5	Non-Competition and Non-Solicitation Agreement between TMP Worldwide and Richard A. Fisher, dated June 20, 2001
10.6	Non-Competition and Non-Solicitation Agreement between TMP Worldwide and Kevin J. High, dated June 20, 2001
10.7	Employment Agreement, dated October 15, 2001, between the Company and Richard A. Fisher
10.8	Employment Agreement, dated October 15, 2001, between the Company and Kevin High
10.9	Lease dated September 22, 1999 between the Company and Midview, LLC
24.1	Power of Attorney (contained on the signature page of this Form 10-KSB)
99.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4)

(1)  Incorporated by reference from the Company's Form 8-K, Current Report, filed March 18, 1999, and later amended on April 2, 1999.

(2)  Filed as Exhibit to the Company's Registration Statement No. 333-85079 on Form SB-2 and incorporated herein by reference.

(3)  Filed as an Exhibit to the Company's Proxy Statement filed May 25, 2001 and incorporated herein by reference.

(4)  Filed herewith.

(b)   Reports on Form 8-K

            None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                                    CYTATION CORPORATION

                                                                   By: /s/ Kevin J. High
                                                                   -------------------------------
                                                                   Name: Kevin J. High
                                                                   Title: President
                                                                   Date: August 5, 2002