Form 10QSB
period 2002-09-30
CYTATION CORP
filed 2002-11-15
CIK 95047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

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

Common Stock, $.001 Par Value - 37,361,857 shares as of September 30, 2002.

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

CONTENTS

UNAUDITED FINANCIAL STATEMENTS

Balance Sheets as of September 30, 2002 and December 31, 2001

Statement of Operations for the Three Months Ended September 30, 2002 and 2001

Statement of Operations for the Nine Months Ended September 30, 2002 and 2001

Statement of Cash Flows for the Nine Months Ended September 30, 2002 and 2001

Notes to Financial Statements

Cytation Corporation (Formerly CollegeLink.com Incorporated)
Balance Sheets

ASSETS
	September 30,	December 31,
	2002	2001
	(Unaudited)	(Audited)
CURRENT ASSETS:
Cash	$4,036	$79,861
Cash in escrow account	430,130	424,781
Notes receivable, stockholders	11,348	21,598
Notes receivable, others	101,901	180,405
Prepaid expenses and other current assets	2,366	154,637

Total Current Assets	549,781	861,282

PROPERTY AND EQUIPMENT, Net	11,544	31,687

TOTAL ASSETS	$561,325	$892,969
	=========	========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$650,962	$211,273

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.01 par value, 1,140,000 shares authorized,
-0- and 1,140,000 shares issued and outstanding, respectively	-	4,584,980
Common stock, $0.001 par value, 100,000,000 shares authorized,
37,361,857 shares issued and outstanding	37,361	37,361
Additional paid-in capital	33,041,020	28,467,440
Deferred compensation	-	(410,000)
Accumulated deficit	(33,168,018)	(31,998,085)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(89,637)	681,696

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$561,325	$892,969
	==========	=========
See notes to financial statements.

Cytation Corporation (Formerly CollegeLink.com Incorporated)
Statements of Operations
For The Three Months Ended September 30, 2002 and 2001
(Unaudited)

	2002	2001

REVENUES:
College and high school programs	$-	$-
Web site hosting and web services	-	-
Other revenues	-	-
	-	-
COST OF GOODS SOLD	-	4,106

GROSS PROFIT	-	(4,106)

OPERATING EXPENSES:
Depreciation and amortization	6,960	4,686
General and administrative	490,539	770,283

TOTAL OPERATING EXPENSES	497,499	774,969

OPERATING LOSS	(497,499)	(779,075)

OTHER INCOME (EXPENSES):
Interest income (expense), net	1,037	16,652
Other income (expense), net	-	(470)

TOTAL OTHER INCOME (EXPENSES)	1,037	16,182

LOSS BEFORE INCOME TAXES	(496,462)	(762,893)

INCOME TAXES	-	-

NET LOSS	(496,462)	(762,893)

PREFERRED STOCK DIVIDEND EARNED	68,775	128,775

NET LOSS ATTRIBUTABLE TO COMMON SHARES	$(565,237)	$(891,668)
	========	========
Net Loss Per Share (Basic and Diluted)	$(0.02)	$(0.06)
	========	========
Weighted Average Common Shares Outstanding	37,361,857	13,756,974
	========	========
See notes to financial statements.

Cytation Corporation (Formerly CollegeLink.com Incorporated)
Statements of Operations
For The Nine Months Ended September 30, 2002 and 2001
(Unaudited)

	2002	2001

REVENUES:
College and high school programs	$-	$2,927,597
Web site hosting and web services	-	59,627
Other revenues		72,856
	-	3,060,080
COST OF GOODS SOLD	-	2,545,874

GROSS PROFIT	-	514,206

OPERATING EXPENSES:
Technology	-	87,476
Depreciation and amortization	20,880	308,367
Sales and marketing	-	509,692
General and administrative	1,153,389	2,550,677

TOTAL OPERATING EXPENSES	1,174,269	3,456,212

OPERATING LOSS	(1,174,269)	(2,942,006)

OTHER INCOME (EXPENSES)
Interest income (expenses), net	4,337	(20,900)
Gain on sale of business units	-	778,005
Other income (expenses)	-	(470)

TOTAL OTHER INCOME (EXPENSES)	4,337	756,635

LOSS BEFORE INCOME TAXES	(1,169,932)	(2,185,371)

INCOME TAXES	-	-

NET INCOME (LOSS)	(1,169,932)	(2,185,371)

PREFERRED STOCK DIVIDEND EARNED	206,324	386,324

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHARES	$(1,376,256)	$(2,571,695)
	========	========
Net Income (Loss) Per Share (Basic and Diluted)	$(0.04)	$(0.18)
	========	========
Weighted Average Common Shares Outstanding	37,361,857	14,347,429
	========	========
See notes to financial statements.

Cytation Corporation (Formerly CollegeLink.com Incorporated)
Statements of Cash Flows
For the Nine Months Ended September 30, 2002 and 2001
(Unaudited)

	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,169,932)	$(2,185,371)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	20,880	308,367
Amortization of deferred compensation	410,000	-
Stock-based compensation	-	234,672
Accrued interest on note payable	-	37,735
Gain on sale of business units	-	(778,005)
Changes in operating assets and liabilities:
Accounts receivable	-	(43,950)
Prepaid expenses and others	152,270	234,501
Cash in escrow account	(5,349)	(422,051)
Accounts payable and accrued expenses	439,689	1,024,116
Unearned revenue	-	(566,302)
Deferred compensation	-	(480,000)

NET CASH USED IN OPERATING ACTIVITIES	(152,442)	(2,636,288)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(737)	(35,090)
Collection on notes receivable	78,504	25,000
Capitalization of software development costs	-	(6,811)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	77,767	(16,901)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments of) note payable and debt	-	500,000
Purchase of treasury stock	-	(600,000)
Proceeds from sale of business units	-	3,353,424
Repurchase of preferred stock	(1,150)	-
Proceeds from issuance of common stock	-	872

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(1,150)	3,254,296

NET INCREASE (DECREASE) IN CASH	(75,825)	601,107

CASH, Beginning	79,861	161,481

CASH, Ending	$4,036	$762,588
	========	========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the periods for:
Interest	$-	$-
	========	========
Taxes	$-	$-
	========	========
Non-cash investing and financing activities:
Offset note receivable with accrued expenses	$-	$10,000
	========	========
Repurchase of preferred stock by reducing stockholder note	$10,250	-
	========	========
See notes to financial statements.

Notes To Financial Statements

1.  Basis of Presentation:

The accompanying unaudited financial statements of Cytation Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to prepare them for inclusion as part of the Form 10QSB.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The financial statements for the periods ended September 30, 2002 and 2001 are unaudited and include all adjustments which in the opinion of management are necessary, in order to make the financial statements not misleading.  All such adjustments are of a normal recurring nature.  The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full fiscal year.  For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10KSB filed with the Securities and Exchange Commission for the period ended December 31, 2001.

2.  The Company:

Until June 20, 2001, the Company provided an extensive range of in-school and online services directed at high school students and their parents, high school counselors, college admissions officers and corporations which target the teen marketplace.  On June 20, 2001, the Company sold all of its assets associated with these activities to TMP Worldwide Inc.

3.   Deferred Compensation:

On July 2, 2001, the Company's board of directors authorized advances to two officers of the Company in the aggregate amount of $600,000. These advances are repayable by either officer if the officer leaves the employment of the Company before January 2003, unless certain events occur before such date. We have not made any independent determination of whether any of these events have occurred. These advances have been booked as deferred compensation and amortized over fifteen months. In addition, the Company also advanced $50,000 to one of the officers in lieu of his participation in the Company's retirement plans, which amount has been recorded as compensation expense in the quarter ended March 31, 2002.

4.  Legal Proceedings:

On February 7, 2002, Gerald Paxton, a former consultant to the Company, filed a demand for arbitration arising under his consulting agreement with the Company. The Company and Mr. Paxton have resolved this matter, and payments made and to be made to Mr. Paxton have been included in general and administrative expense.

5. Cash in Escrow Account:

In connection with the sale to TMP Worldwide Inc., the Company deposited $420,224 into an interest-bearing escrow account. These funds, net of any claims made against the escrow and paid in accordance with the terms of the Escrow Agreement, will be released to the Company in December 2002.

6. Equity Transaction:

Series A Convertible Preferred Stock ("Preferred A")

On November 2, 2001, a related entity (the "Related Entity") acquired 1,025,000 shares of Preferred A from three holders (the "Holders") for an aggregate purchase price of $10,250. In connection with this transaction, the Company issued to the Holders two-year warrants (the "Company Warrants") to purchase 1,025,000 shares of the Company's common stock at an exercise price of $0.01 per share. The Company Warrants were valued under the Black-Scholes method at $0.01 per share. The Related Entity also issued to the Company a two-year warrant to purchase 1,025,000 shares of the Company's common stock from it at an exercise price of $0.01 per share (the "Related Entity Warrant") so that if the Company Warrants were exercised by the Holders, the Company could acquire the shares from the Related Entity at the same price through the exercise by the Company of the Related Entity Warrant.

On September 30, 2002, the Company acquired all 1,140,000 shares of Preferred A for an aggregate purchase price of $11,400. In connection with this transaction, the Company issued to the Holders, except the Related Entity, two-year warrants to purchase 115,000 shares of the Company's common stock at an exercise price of $0.01 per share. These warrants are in all respects (other than the issue and expiration dates) the same as the Company Warrants and were valued under the Black-Scholes method at $0.01 per share.

A total of 1,140,000 Company Warrants are outstanding at September 30, 2002. The Company paid the Related Entity $10,250 for its 1,025,000 shares of Preferred A, which is the same amount the Related Entity paid the Holders for these shares. The Related Entity Warrant was canceled in connection with this transaction.

Reverse Stock Split

In September 2002, the stockholders and the board of directors approved and authorized a 1-for-150 reverse stock split of the Company's common stock. However, as of November 14, 2002, the Company's Certificate of Incorporation had not been amended to provide for the reverse split. Accordingly, the shares and earning per share information presented on the accompanying financial statements do not reflect this reverse stock split.

Item 2. Management's Discussion and Analysis or Plan of Operation.

The Company sold all of its revenue producing assets on June 20, 2001. Accordingly, the following should be read in conjunction with Item 5 hereof.

Results of Operations

As a result of the sale in June 2001 by the Company of substantially all of its assets (including all of its revenue generating assets) to TMP and the prior sales of the Company's Internet services businesses, the Company no longer is engaged in any business in which it was engaged during its three fiscal years ended June 30, 1998, 1999 and 2000, its six-month transition period ending December 31, 2000 or its fiscal year ended December 31, 2001. Accordingly, management does not believe that it is informative or useful to compare the results of operations of the principal business which it conducted until June 20, 2001 but which it no longer owns with the results of operations of this business and other discontinued businesses for prior periods, including the three month period ended September 30, 2001.

Liquidity and Capital Resources

Net cash used in operating activities was $152,442 for the nine month period ended September 30, 2002 compared to $2,636,288 for the nine month period ended September 30, 2001, approximately three months after the Company discontinued its former business and sold its operating assets.  See Item 5. As of September 30, 2002, the Company had negative working capital of $101,181 compared to positive working capital of $648,933 as of September 30, 2001.

The Company continues to dedicate all of its resources to a program which provides a range of services to companies that wish to attain reporting company status under the Securities Exchange Act of 1934 and achieve a listing for their securities on an national exchange. The Company believes that this program will enable private companies to become public in compliance with securities regulations through an effective alternative to an IPO or reverse merger and thereafter to develop a trading market. In order for the Company to engage in this business, it was necessary first to reverse split the Company's common stock and repurchase all remaining issued and outstanding preferred stock, both of which required approval of the Company's stockholders. These proposals were approved by the Company's stockholders at the Company's Annual Meeting on September 10, 2002. As a result, the Company is now in discussions with several companies with respect to its program. A more complete description of the Company's proposed business may be found at www.cytation.com.

Item 3. Controls and Procedures.

Within the 90 days prior to the date of this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our President/Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the President/Acting Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in our periodic SEC filings. There were no significant changes in our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies or material weaknesses.

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

On February 7, 2002, Gerald Paxton, a former consultant to the Company, filed a demand for arbitration arising under his consulting agreement with the Company. The Company and Mr. Paxton have resolved this matter, and payments made and to be made to Mr. Paxton have been included in general and administrative expense.

Item 2. Change in Securities.

Pursuant to stockholder authorization granted at the Company's Annual Meeting of Stockholders held on September 10, 2002, the Company redeemed all of the issued and outstanding shares of its Series A Convertible Preferred Stock (a total of 1,140,000 shares) for a cash payment of $11,400 and the issuance of two year stock purchase warrants to purchase 1,140,000 shares of the Company's common stock at $.01 per share.

The stockholders also authorized the Company's Board of Directors to approve an amendment to the Company's Certificate of Incorporation providing for a reduction in the number of authorized shares of common and preferred stock and a 1-for-150 reverse stock split. As of November 14, 2002, such amendment to the Company's Certificate of Incorporation had not been filed., and all share issuances reported herein are pre-reverse split.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

The Company held its Annual Meeting of Stockholders for 2001 in Bristol, Rhode Island on September 10, 2002. In addition to the election of directors, the following matters were voted upon at the meeting with the vote tabulations:

Proposal 1:    To elect two Class III directors to the Company's Board of Directors. The votes for the two directors were as follows:

	For	Against	Abstain
John J. Gilece	29,073,120	237,204	38,601
Christopher Portner	29,073,125	237,204	38,601

Proposal 2:    To amend the Company's Certificate of Incorporation to permit the Company to repurchase all of its Series A Convertible Preferred Stock for total cash consideration of $11,140 plus a warrant to purchase 1,140,000 shares of the Company's common stock.

For	Against	Abstain
29,065,274	274,317	9,334

Proposal 3:    To amend the Company's Certificate of Incorporation to eliminate the requirement that any action required or permitted to be taken by the stockholders of the Company must be effected a duly constituted annual or special meeting and may not be effected by any consent in writing by such stockholders and therefore to permit the approval of actions requiring a vote of stockholders and therefore to permit the approval of actions requiring a vote of stockholders by consent of stockholders without a meeting.

For	Against	Abstain	Not Voted
25,486,850	347,754	115,215	3,399,106

Proposal 4:    To amend the Company's Certificate of Incorporation to provide for a 1-for-150 reverse split of the Company's common stock.

For	Against	Abstain	Not Voted
24,724,530	300,439	789	4,323,167

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

            None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                                    CYTATION CORPORATION

                                                                   By:
                                                                    /s/ Kevin J. High____________________
                                                                   Name: Kevin J. High
                                                                   Title: President and Acting Chief Financial Officer
                                                                   Date: November 14, 2002

CERTIFICATIONS

I, Kevin J. High, certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of Cytation Corporation;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods in this quarterly report;

4.  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002

/s/ Kevin J. High
Kevin J. High
President and Acting Chief Financial Officer