Form 10KSB
period 2002-12-31
CYTATION CORP
filed 2003-03-31
CIK 95047

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [  ] No [X ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

The revenues for the Company's most recent fiscal year are zero.

The aggregate approximate market value of the Registrant's common stock, par value $.001 per share, held by non-affiliates of the Registrant, based upon the closing price of $.27 on March 21, 2003, as reported by the Over the Counter Bulletin Board, was approximately $27,667. For purposes of this disclosure, shares of Common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

The number of shares of Registrant's common stock, par value $.001 per share, outstanding at March 21, 2003 was 256,165.

CYTATION CORPORATION
FORM 10-KSB
FISCAL YEAR ENDED DECEMBER 31, 2002

This Annual Report on Form 10-KSB contains forward-looking statements with respect to Cytation Corporation, formerly known as CollegeLink.com Incorporated, that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements because of a number of factors, including those described herein and the documents incorporated herein by reference, and those factors described in Part II, Item 6 under "Factors that May Affect Future Results of Operations."

PART I

Item 1.  Business

On June 20, 2001, Cytation Corporation (then known as CollegeLink.com Incorporated) ("Cytation" or the "Company") and its wholly owned subsidiary, Cytation Bristol Corporation (then known as CollegeLink Corporation) sold substantially all of their respective assets to TMP Worldwide Inc. ("TMP").  TMP is the parent corporation of TMP Interactive Inc. d/b/a Monster.com. The assets sold to TMP included all revenue producing assets related to the Company's high school and college resource businesses. As a result of this sale and the prior sales of the Company's Internet services businesses, the Company no longer is engaged in any business in which it was engaged during its three fiscal years ended June 30, 1998, 1999 and 2000, its six-month transition period ending December 31, 2000 and its fiscal year ended December 31, 2001.

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

In the transaction with TMP, the Company sold all of its revenue generating business, including the Company's former "Making It Count" division. That division accounted for approximately $1,366,000 in revenue for the fiscal year ended June 30, 2000; $1,245,000 in revenue for the six month transition period ended December 31, 2000; and $2,927,597 in revenue for the period January 1, 2001 through June 20, 2001, the date of the sale to TMP. As a consequence, the Company did not generate any revenue from these business operations after their sale to TMP. In late 2002 after its stockholders meeting, the Company began implementing a program which provides a range of services to companies that wish to become public and attain reporting company status under the Securities Exchange Act of 1934. Because the Company's program incorporates a dividend distribution to the Company's stockholders of registered shares of third-party companies' stock, the Company was not able to engage actively in this business until it recapitalized. The recapitalization was approved by the Company's stockholders in September 2002 and completed before year end.

The Company has now implemented its Dividend Distribution Programsm and has signed agreements with private companies that wish to utilize the Company's services. Accordingly, the Company has generated revenue in 2003 and expects to make distributions in 2003 to its stockholders based on the performance of these agreements and others.

Investment banking firms are underwriting a very limited number of initial public offerings, virtually none of which are in the small and microcap marketplaces. Although the Company does not underwrite its clients' securities, management believes that its program fills a market need in that it provides a means for private companies to attain public status and to achieve a trading market for their securities in compliance with securities regulations through an alternative to an IPO or reverse merger. The Company's program is grounded in full disclosure because client companies file a registration statement with the Securities and Exchange Commission. With the advent of the new Bulletin Board Exchange to be administered by NASD, and with increasing regulatory scrutiny of reverse mergers and the promoters of these types of transactions, the Company believes its program will attract an increasing level of interest from companies wishing to take advantage of the benefits of public status.

A more complete description of the Company's business may be found at www.cytation.com and in Item 6, Management's Discussion and Analysis of Plan of Operation.

Cytation's common stock trades on the Over the Counter Bulletin Board under the symbol "CYON".

As of December 31, 2002, the Company employed three persons. None of the Company's employees is represented by a union, and the Company has never experienced a work stoppage. Relations with employees are good.

Item 2.  Properties

The Company's corporate office is located at 251 Thames Street, Bristol, Rhode Island, where it occupies 1,500 square feet pursuant on a month-to-month basis. The Company believes that these facilities are adequate to meet its current foreseeable requirements. The Company's mailing address is PO Box 809, Bristol, Rhode Island 02809. Its telephone number is (401) 254-8800, and the facsimile number is (401) 254-2844.

Item 3.  Legal Proceedings

On February 7, 2002, a former consultant to the Company filed a demand for arbitration arising under his consulting agreement with the Company. The Company and the former consultant have resolved this matter, and payments made to the former consultant have been included in general and administrative expense.

There are no pending claims against us regarding infringement of any patents or other intellectual property rights of others. The Company is not a party to any other pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder Matters

In January 2000, the common stock of the Company began trading on the American Stock Exchange under the symbol "APS." In May of 2001, the common stock of the Company began trading on the OTCBB under the symbol "CLGK'". After the change in corporate name, the trading symbol was changed in June 2001 to "CYTY'". The trading symbol was changed in November 2002 to "CYON" in connection with a stockholder-approved reverse split of the Company's common stock

The following table sets forth, for the periods indicated, the high and low bid information for the Company's common stock. These quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Fiscal Year Ended December 31, 2001	High	Low
First Quarter ended March 31, 2001	$.16	$.03
Second Quarter ended June 30, 2001	$.11	$.03
Third Quarter ended September 30, 2001	$.08	$.01
Fourth Quarter ended December 31, 2001	$.05	$.01
Fiscal Year Ended December 31, 2002	High	Low
First Quarter ended March 31, 2002	$.06	$.015
Second Quarter ended June 30, 2002	$.03	$.01
Third Quarter ended September 30, 2002	$.02	$.005
Fourth Quarter ended December 31, 2002*	$1.50	$.15

*Adjusted for a one-for-150 reverse split effective November 22, 2002.

At March 21, 2003, the Company had 342 holders of record of its common stock. Some shares are held by various investment and other firms in street name. The Company estimates the number of beneficial owners of the Company's common stock at March 21, 2003 to be 400.

The market price of the Company's common stock has been nominal with little trading volume during the year.

The Company has never paid a cash dividend on its shares of common stock and does not expect to do so in the foreseeable future. After March 31, 2000 and prior to the redemption of the Series A and Series C Preferred Stock by the Company, the Company did not pay any dividends to the holders thereof. Any obligation to pay accrued dividends to the holders the Series A and Series C Preferred Stock was cancelled in connection with the redemption of these shares by the Company.

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

Results of Operations

For the Years Ended December 31, 2002 and December 31, 2001

Cytation Corporation
Balance Sheets
December 31, 2002 and 2001

ASSETS

	2002	2001

CURRENT ASSETS:
Cash	$180,984	$79,861
Cash in escrow account	-	424,781
Notes receivable, stockholders	11,348	21,598
Notes receivable, others	55,169	180,405
Prepaid expenses and other current assets	1,801	154,636

Total Current Assets	249,302	861,281

PROPERTY AND EQUIPMENT, Net	17,767	31,687

TOTAL ASSETS	$267,069	$892,968
	=======	=======
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$356,820	$211,272

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT):
Series A convertible preferred stock, $4.00 stated value, $0.01 par value;
2,500,000 shares authorized, 1,140,000 shares issued and outstanding
Liquidation value = $4,560,000)	-	4,584,980
Common stock, $0.001 par value, 2,000,000 shares authorized,
248,809 and 249,079 shares issued and outstanding, respectively	249	249
Additional paid-in capital	33,078,122	28,504,552
Deferred compensation	-	(410,000)
Accumulated deficit	(33,168,122)	(31,998,085)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(89,751)	681,696

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$267,069	$892,968
	=======	=======
See notes to financial statements.

Cytation Corporation
Statements of Operations
For the Years Ended December 31, 2002 and 2001

	2002	2001

REVENUES:
College and high school programs	$-	$2,948,681
Other revenues	-	111,399
	-	3,060,080
COST OF GOODS SOLD	-	2,545,874

GROSS PROFIT	-	514,206

OPERATING EXPENSES:
Technology	-	87,476
Depreciation and amortization	13,920	310,678
Sales and marketing	616	509,692
General and administrative	1,127,138	3,491,853

TOTAL OPERATING EXPENSES	1,141,674	4,399,699

OPERATING LOSS	(1,141,674)	(3,885,493)

OTHER INCOME (EXPENSES)
Interest income, net	6,591	(16,368)
Loss on disposal of property and equipment	-	778,005
Gain on investments	-	(978)
Write-off of uncollectible note receivable	(60,405)	-
Gain on settlement of accounts payable	25,451	252,765

TOTAL OTHER INCOME (EXPENSES)	(28,363)	1,013,424

LOSS BEFORE INCOME TAXES	(1,170,037)	(2,872,069)

INCOME TAXES	-	-

NET LOSS	(1,170,037)	(2,872,069)

PREFERRED STOCK DIVIDEND EARNED	206,324	275,099

NET LOSS ATTRIBUTABLE TO COMMON SHARES	$(1,376,361)	$(3,147,168)
	========	=========
Net Loss Per Share (Basis and Diluted)	$(5.53)	$(13.31)
	========	=========
Weighted Average Common Shares Outstanding	249,052	236,382
	========	=========
See notes to financial statements.

As a result of the sale in June 2001 by the Company of substantially all of its assets (including all of its revenue generating assets) to TMP and the prior sales of the Company's Internet services businesses, the Company no longer is engaged in any business in which it was engaged during its three fiscal years ended June 30, 1998, 1999 and 2000, its six-month transition period ending December 31, 2000 or its fiscal year ended December 31, 2001. During 2002, the Company engaged principally in market investigation and feasibility analysis with respect to its current business with only limited potential client company discussions. The Company also carried out a stockholder-approved recapitalization of its corporate structure without which its current plan of operation would not be possible. This recapitalization required that the Company amend its certificate of incorporation. As a result, the Company generated no revenue from the business it is now actively engaged in during the fiscal year ended December 31, 2002. See Plan of Operation, below.

Accordingly, management does not believe that it is informative or useful to compare the results of operations of the Company in 2002 when it was preparing to enter into a new business with a business that it conducted until June 20, 2001 but which it no longer owns.

Liquidity and Capital Resources

As of December 31, 2002, the Company had negative working capital of $107,518 compared to positive working capital of $650,009 as of December 31, 2001.

The Company has minimal fixed expenses and minimal operating costs. The Company's officers voluntarily terminated their employment agreements with the Company effective December 31, 2002 and will be paid solely from revenues generated from future transactions in an amount approved by the independent compensation committee of the board of directors. The Company's lease for its premises has expired but the Company continues to occupy this office space on a month-to-month basis. The Company will be able to operate through the end of 2003 without generating any additional revenue from the business it is currently conducting. See Part 1, Item 1. "Business."

The Company earned $6,591 of interest income in its fiscal year ended December 31, 2002.

Plan of Operation

The number of underwritten initial public offerings has declined precipitously since 2000. The total number of IPOs in 2001 and 2002 (153) was 38% of the number in 2000 alone (406). January of 2003 marked the first month since the 1970s when there was not an IPO, and the first IPO of 2003 closed on February 12, 2003. Underwritten IPO opportunities are, have been for a considerable period of time, and are expected to remain for the foreseeable future, virtually non-existent for small and microcap companies. Nevertheless, small and microcap companies have significant need for capital, the prospects for which are enhanced if their securities trade so that investors have a specific measure of value and liquidity. Other small companies do not necessarily need capital but believe that the timing is right to engage in "rollup" transactions, using in part their publicly traded securities as acquisition currency.

For most companies, the only option in today's economy has been to go public through a reverse merger, risking, in the process, regulatory scrutiny, balance sheet issues and investor skepticism . The Company offers an alternative that management believes is more satisfactory for private companies and more satisfactory for the investing public because the client company shares are registered prior to any distribution.

Cytation's "Dividend Distribution Program" offers companies a means to attain public company status under the Securities Act of 1933 and the Securities Exchange Act of 1934 and to meet applicable exchange listing standards (Nasdaq, the American Stock Exchange, the OTCBB and the new Bulletin Board Exchange) through a straightforward, "front-door" program. This program, which does not involve an underwriting of securities or the sale of securities to the general public, enables companies to provide full disclosure to the investing public in accordance with SEC rules and regulations while, at the same time, permitting them to preserve their corporate history and avoid the need to locate, negotiate and consummate a merger with a previously unknown corporate entity. Cytation accomplishes these important objectives by leveraging its status as a reporting company and its management's public company and securities industry expertise.

The Company provides a broad range of services as part of its overall agreement with client companies. These services are:

  assist in the selection of competent corporate and securities counsel and independent auditors experienced in SEC practice and procedure develop strategies, assist in applying, and provide the stockholder distribution and base necessary, for listing on the OTCBB, the BBX, NASDAQ or the American Stock Exchange, including advice with respect to meeting applicable initial and maintenance listing requirements and assist client companies' outside legal counsel in the preparation and filing with the SEC of a registration statement, generally on Form SB-2 assist client companies' outside legal counsel and auditors with respect to SEC Staff comments on the registration statement assist client companies in preparing for an audit of their financial statements in connection with the registration statement assist client companies in obtaining market makers
  assist client companies with respect to obtaining a "manual exemption" from filing requirements under state securities laws evaluate opportunities for research on client companies
  evaluate general client company profile materials
  advise client company management regarding general private to public company transition issues and matters introduce client companies to possible institutional sources of private financing

The Company does not provide investor relations or financial public relations services or assist client companies in selecting investor relations or a financial public relations services provider. Nor does the Company underwrite client companies' securities. Management of the Company will not take management or director positions with any client company, and the Company will not provide consulting services related to the management or operation of client businesses.

The Company is compensated in cash and client company stock for its services. It is expected that stock consideration received and retained by the Company will be sold over an extended period of time. All transactions in the securities of client companies are effected by unaffiliated members of the National Association of Securities Dealers in open market transactions.

A more complete description of the Company's business may be found at www.cytation.com.

The Company does not need to perform any product research and development to carry out its plan of operation. Nor does the Company need to acquire or dispose of any plant and equipment to carry out its plan of operation. The Company believes that its number of employees will remain at three.

Recent Accounting Pronouncements

In April 2002, the FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections (SFAS 145). SFAS 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under Statement of Financial Accounting Standards No. 4 (SFAS 4). Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. SFAS 145 also amends Statement of Financial Accounting Standards No. 13 to require certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). SFAS 145 is effective for financial statements issued after May 15, 2002, and with respect to the impact of the reporting requirements of changes made to SFAS 4 for fiscal years beginning after May 15, 2002. The adoption of the applicable provisions of SFAS 145 did not have an effect the Company's financial statements.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 requires that the initial measurement of a liability be at fair value. The Company plans to adopt SFAS 146 effective October 1, 2002 and does not expect that the adoption will have a material impact on its results of operations and financial position.

In October 2002, the FASB issued Statement No. 147, Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9 (SFAS 147). SFAS 147 removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Thus, the requirement in paragraph 5 of Statement 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of this Statement. In addition, this Statement amends FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement 144 requires for other long-lived assets that are held and used. SFAS 147 is effective October 1, 2002. The adoption of the applicable provisions of SFAS 147 did not have an effect on the Company's financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123 (SFAS 148). SFAS 148 amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 also requires that those effects be disclosed more prominently by specifying the form, content, and location of those disclosures.

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

DEPENDENCE ON KEY PERSONNEL

The business in which the Company is now engaged utilizes the specific skills of current management. If either of the senior executives of the Company were to terminate his employment with the Company, it would not be possible to pursue this opportunity or to fulfill agreements, if any, that the Company may have entered into with finding qualified replacement personnel. There is a limited number of personnel with the requisite skills to serve in these positions. The loss of the services of either of these key employees could have a material adverse effect on the Company's business, operating results and financial condition. The Company does not maintain a key person life insurance policy covering any of its officers.

FLUCTUATIONS IN OPERATING RESULTS

The Company has experienced and expects to continue to experience fluctuations in its quarterly and annual operating results.

POSSIBLE FUTURE VOLATILITY OF STOCK PRICE AND TRADING VOLUME

The market price and trading volume of the Company's common stock has been nominal during 2002. Historically, however, the market price and trading volume of the Company's common stock has been volatile, and it is possible that the market price and trading volume will again be volatile if, and to the extent that, the Company is successful in executing its new business plan. In addition, in recent years the stock market in general, and the market for small companies in particular, has experienced extreme price fluctuations (and recently, severe declines) which have often been unrelated to the operating performance of affected companies. Such fluctuations could adversely affect the market price of the Company's common stock.

Quantitative and Qualitative Disclosures About Market Risks

We have considered the provisions of Financial Reporting Release No. 48 "Disclosures of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosures of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Commodity Instruments." We have no holdings of derivative financial or commodity instruments at December 31, 2002.

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

Item 7.  Financial Statements and Supplementary Data

Our Financial Statements and related Report of Independent Auditors are presented in the following pages. The Financial Statements filed in this Item 7 are as follows:

Report of Independent Auditors
Balance Sheets as of December 31, 2002 and 2001
Statements of Operations for the years ended December 31, 2002 and 2001
Statements of Changes in Stockholders' Equity for the years ended December 31, 2002 and 2001
Statements of Cash Flows for the for the years ended December 31, 2002 and 2001
Notes to Financial Statements

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

CYTATION CORPORATION
(FORMERLY COLLEGELINK.COM INCORPORATED)

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

CONTENTS

REPORT OF INDEPENDENT AUDITORS

FINANCIAL STATEMENTS

          Balance Sheets
          Statements of Operations
          Statements of Cash Flows
          Statements of Changes in Stockholders' Equity

NOTES TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT AUDITORS

March 12, 2003

The Board of Directors and Stockholders,

We have audited the accompanying balance sheets of as of and the related statements of operations, changes in stockholders' equity (deficit), and cash flow for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of at , and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

/s/ Radin Glass & Co., LLP
Certified Public Accountants
New York, NY

Cytation Corporation
Balance Sheets
December 31, 2002 and 2001

ASSETS

	2002	2001

CURRENT ASSETS:
Cash	$180,984	$79,861
Cash in escrow account	-	424,781
Notes receivable, stockholders	11,348	21,598
Notes receivable, others	55,169	180,405
Prepaid expenses and other current assets	1,801	154,636

Total Current Assets	249,302	861,281

PROPERTY AND EQUIPMENT, Net	17,767	31,687

TOTAL ASSETS	$267,069	$892,968
	=======	=======
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$356,820	$211,272

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT):
Series A convertible preferred stock, $4.00 stated value, $0.01 par value;
2,500,000 shares authorized, 1,140,000 shares issued and outstanding
Liquidation value = $4,560,000)	-	4,584,980
Common stock, $0.001 par value, 2,000,000 shares authorized,
248,809 and 249,079 shares issued and outstanding, respectively	249	249
Additional paid-in capital	33,078,122	28,504,552
Deferred compensation	-	(410,000)
Accumulated deficit	(33,168,122)	(31,998,085)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(89,751)	681,696

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$267,069	$892,968
	=======	=======
See notes to financial statements.

Cytation Corporation
Statements of Operations
For the Years Ended December 31, 2002 and 2001

	2002	2001

REVENUES:
College and high school programs	$-	$2,948,681
Other revenues	-	111,399
	-	3,060,080
COST OF GOODS SOLD	-	2,545,874

GROSS PROFIT	-	514,206

OPERATING EXPENSES:
Technology	-	87,476
Depreciation and amortization	13,920	310,678
Sales and marketing	616	509,692
General and administrative	1,127,138	3,491,853

TOTAL OPERATING EXPENSES	1,141,674	4,399,699

OPERATING LOSS	(1,141,674)	(3,885,493)

OTHER INCOME (EXPENSES)
Interest income, net	6,591	(16,368)
Loss on disposal of property and equipment	-	778,005
Gain on investments	-	(978)
Write-off of uncollectible note receivable	(60,405)	-
Gain on settlement of accounts payable	25,451	252,765

TOTAL OTHER INCOME (EXPENSES)	(28,363)	1,013,424

LOSS BEFORE INCOME TAXES	(1,170,037)	(2,872,069)

INCOME TAXES	-	-

NET LOSS	(1,170,037)	(2,872,069)

PREFERRED STOCK DIVIDEND EARNED	206,324	275,099

NET LOSS ATTRIBUTABLE TO COMMON SHARES	$(1,376,361)	$(3,147,168)
	========	=========
Net Loss Per Share (Basis and Diluted)	$(5.53)	$(13.31)
	========	=========
Weighted Average Common Shares Outstanding	249,052	236,382
	========	=========
See notes to financial statements.

Cytation Corporation
Statements of Changes in Stockholders' Equity (Deficit)

	Preferred Stock		Common Stock		Additional	Deferred	Accumulated
	Shares	Amount	Shares	Amount	Paid-in Capital	Compensation	Deficit	Total
Balance - December 31, 2000	2,140,000	$8,584,980	102,017	$102	$24,417,856	$(214,422)	$(29,126,016)	$3,662,500

Purchase and retirement of treasury sock			(10,833)	(11)	(129,989)			(130,000)
Deferred compensation to officers						(650,000)		(650,000)
Exercise of options			157,895	158	24,309			24,467
Issuance of options and warrant					212,376			212,376
Amortization of deferred compensation						454,422		454,422
Purchase of Series C preferred stock	(1,000,000)	(4,000,000)			3,980,000			(20,000)
Net loss							(2,872,069)	(2,872,069)

Balance - December 31, 2001	1,140,000	4,584,980	249,079	249	28,504,552	(410,000)	(31,998,085)	681,696

Purchase of fractional shares in connection with
reverse stock split			(270)		(10)			(10)
Purchase of Series A preferred stock	(1,140,000)	(4,584,980)			4,573,580			(11,400)
Amortization of deferred compensation						410,000		410,000
Net loss							(1,170,037)	(1,170,037)

Balance - December 31, 2002	-	$-	248,809	$249	$33,078,122	$-	$(33,168,122)	$(89,751)
	======	======	=====	=====	========	========	=======	=======
See notes to financial statements.

Cytation Corporation
Statements of Cash Flows
For the Years Ended December 31, 2002 and 2001

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,170,037)	$(2,872,069)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	13,920	310,675
Amortization of deferred compensation	410,000	426,798
Write-off of notes/accounts receivable	60,405	-
Gain on sale of business units		(778,005)
Gain on settlement of accounts payable	(25,451)	(252,765)
Accrued interest on note payable	-	37,735
Changes in operating assets and liabilities:
Accounts receivable	-	(46,415)
Prepaid expenses and others	152,836	121,999
Accounts payable and accrued expenses	88,193	1,415,551
Accrued salaries and wages	82,805	(83,185)
Deferred compensation	-	(410,000)
Unearned revenue	-	(566,302)

CASH FLOW USED IN OPERATING ACTIVITIES	(387,329)	(2,695,983)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	-	(34,930)
Collection from notes receivable	64,831	25,000
Issuance of notes receivable	-	(180,405)
Capitalization of website development costs	-	(6,810)

CASH FLOW PROVIDED BY (USED IN) INVESTING ACTIVITIES	64,831	(197,145)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net changes in cash in escrow account	424,781	(424,781)
Repurchase of preferred stock	(1,150)	(20,000)
Payments for treasury stock	-	(600,000)
Proceeds from note payable and debt	-	500,000
Proceeds from sale of business units	-	3,353,421
Proceeds from issuance of common stock	-	2,868
Purchase of fractional shares of common stock in
connection with reverse stock split	(10)	-

CASH FLOW PROVIDED BY FINANCING ACTIVITIES	423,621	2,811,508

NET INCREASE (DECREASE) IN CASH	101,123	(81,620)

CASH, Beginning	79,861	161,481

CASH, Ending	$180,984	$79,861
	======	=======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the years for:
Interest	$-	$-
	======	=======
Taxes	$-	$-
	======	=======
Non-cash investing and financing activities:
Purchase of Preferred A by reduction of note receivable	$10,250	$-
	======	=======
Issuance of options for services	$-	$212,376
	======	=======
See notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

1. Business

Until June 20, 2001, (the "Company") provided an extensive range of in-school and online services directed at high school students and their parents, high school guidance counselors, college admissions officers and corporations which targeted the teen marketplace.

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

c.  Fair Value of Financial Instruments - The carrying amounts reported in the balance sheet for cash, trade receivables, accounts payable and accrued expenses approximate fair value based on the short-term maturity of these instruments

d.  Income Taxes - The Company utilizes the liability method of accounting for income taxes as set forth in SFAS 109, "Accounting for Income Taxes." Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

e.   Advertising Costs - Advertising costs are expensed as incurred. Total advertising costs amounted to $-0- and $131,157 for the years ended .

f.  Revenue Recognition - Revenues were recognized when services are performed. For the college and high school programs, the Company recognized revenue over the program life, which generally was five to six months, taking into account the number of presentations completed and to be completed and contracts price. Deferred revenue represented unearned revenue for the uncompleted programs at the balance sheet date based upon number of presentations not yet completed. Prepaid program fees represented fees received in advances for programs not yet started.

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

h.   Loss Per Share - The Company adopted the provision of SFAS No. 128, "Earnings per Share". SFAS No. 128 eliminates the presentation of primary and fully dilutive earnings per share ("EPS") and requires presentation of basic and diluted EPS. Basic EPS is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock and common stock equivalents outstanding for the period. Common stock equivalents are excluded in the computation of diluted EPS for the years ended as such inclusion is antidilutive. The computations of basic and diluted EPS, after giving retroactive effects of the reverse stock split (see Note 5b), from continuing operations were as follows:

	2002	2001
Net Loss	$1,170,037	$2,872,069
Preferred Stock Dividend Earned	206,324	275,099
Net Loss Attributable to Common Shares	1,376,361	3,147,168
Weighted Average Common Shares Outstanding	249,052	236,382
Net Loss per Share (Basic and Diluted)	$5.53	$13.31
	=======	========

i.  Accounting for Long-Lived Assets - The Company reviews long-lived assets, certain identifiable assets and any goodwill related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. At December 31, 2000, the Company believed that there was an impairment on its goodwill and other intangible assets (see Note 5 for further discussion). At , the Company believed that there had been no impairment of its long-lived assets.

j.  Reporting of Segments - The Company adopted No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes the criteria for determining an operating segment and establishes the disclosure requirements for reporting information about operating segments. The Company had determined that under SFAS No. 131, it operated in one segment of service.

k.  Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all short-term investments with an original maturity of three months or less to be cash equivalents. The Company may have cash balances in the bank in excess of the maximum amount insured by the FDIC through the period.

l.  Website Development Costs - The Company follows EITF 00-2 as to its website development costs.  EITF 00-2 requires certain website development costs to be expensed and others to be capitalized.  The Company capitalized website development costs of $-0- and $6,810 during the years ended , respectively in accordance with EITF 00-2. The capitalized costs were payroll and payroll taxes paid to the programmers after the planning stage. The website development costs is amortized over three years.  Total amortization expense for the years ended  were $-0- and $66,399, respectively.

m.  Cash in Escrow Account - In connection with the sale to TMP (see Note 1), the Company deposited $420,224 into an interest-bearing escrow account.  These funds, net of any claims made against the escrow and paid in accordance with the terms of the Escrow Agreement, were released to the Company in December 2002.

3. Notes Receivable, Stockholders and Others

	2002	2001
Note receivable from related entity, principal and interest at 6% due on November 13, 2002	$ -	$120,000

Note receivable from stockholders, non-interest bearing and due on demand.	11,348	21,598

Note receivable from a related entity, principal and interest at 6% due on December 31, 2003	55,169	-

Note receivable-other, non-interest bearing and due on demand. (A)	-	60,405
	$ 66,517	$202,003
	==========	==========

(A)   In December 31, 2002, this note became uncollectible and therefore was written off.

4.  Property and Equipment

Property and equipment at and consist of the following:

	2002	2001	Estimated Useful Lives
Computer and equipment	$45,266	$ 45,266	3 years
Leasehold improvements	10,414	10,414	7 years
	55,680	55,680
Less: accumulated depreciation	37,913	23,993
Property and Equipment, Net	$17,767	$ 31,687
	=======	=======

Depreciation expense for the years ended was $13,920 and $103,292, respectively. In June 2001, property and equipment with a net book value of approximately $471,000 was sold to TMP (see Note 1).

5. Stockholders' Equity

a.   Authorized Shares

The Company's authorized shares consisted of 110,000,000 shares, divided into 100,000,000 shares of common stock, par value $.001 per share and 10,000,000 shares of preferred stock, par value $.01 per share. In November 2002, the Company amended its certificate of incorporation in connection with the reverse stock split (see b. below). The Company's authorized shares now consist of 3,140,000 shares, divided into 2,000,000 shares of common stock, par value $.001 per share and 1,140,000 shares of preferred stock, par value $.01 per share.

b.   Reverse Stock Split

In September 2002, the stockholders and the board of directors approved and authorized a 1-for-150 reverse stock split of the Company's common stock. In November 2002, the Company's certificate of incorporation was amended to provide for this reverse split. Stockholders' equity (deficit) has been restated to give retroactive recognition to the stock split for all periods presented. In addition, all references to number of shares, per share amounts, stock option data, and market prices of common stock have been restated to reflect the reverse stock split.

c.   Series A Convertible Preferred Stock

In April 1999, the Company received $3,100,000 in exchange for 775,000 shares of 6% cumulative preferred stock designated as "Series A Convertible Preferred Stock" ("Preferred A") from two investors. "Preferred A" has a stated value of $4.00 per share, a par value of $.01 per share and dividends payable quarterly when and if declared by the Company's board of directors. Any holder of Preferred A may at any time convert stock into the common stock of the Company at a ratio of one share of common stock for each share of Preferred A. The Company may require conversion on or after the first anniversary of the initial purchase if the closing bid price for its common shares exceeds $6.00 for twenty consecutive trading days. If a special event occurs, as defined, the holders of the issued and outstanding Preferred A are entitled to receive $4.00 for each share of Preferred A before any distribution of the assets of the Company shall be made to the holders of any other capital stock.

During the year ended June 30, 2000, the Company issued additional 365,000 shares of its Preferred A for $1,484,980.

On November 2, 2001, a related entity (the "Related Entity") acquired 1,025,000 shares of Preferred A from three holders (the "Holders") for an aggregate purchase price of $10,250. In connection with this transaction, the Company issued to the Holders two-year warrants (the "Company Warrants") to purchase 6,833 shares of the Company's common stock at an exercise price of $1.50 per share. The Company Warrants were valued under the Black-Scholes method at $1.50 per share. The Related Entity also issued to the Company a two-year warrant to purchase 6,833 shares of the Company's common stock from it at an exercise price of $1.50 per share (the "Related Entity Warrant") so that if the Company Warrants were exercised by the Holders, the Company could acquire the shares from the Related Entity at the same price through the exercise by the Company of the Related Entity Warrant.

On September 30, 2002, the Company acquired all 1,140,000 shares of Preferred A for an aggregate purchase price of $11,400. In connection with this transaction, the Company issued to the preferred stockholders, except the Related Entity, two-year warrants to purchase 767 shares of the Company's common stock at an exercise price of $1.50 per share. These warrants ware in all respects (other than the issue and expiration dates) the same as the Company Warrants and were valued under the Black-Scholes method at $1.50 per share. The Related Entity Warrant was canceled in connection with this transaction. The holders of Preferred A waived their right to any unpaid dividends.

d.   Series C Convertible Preferred Stock

In September 1999, the Company received $4,000,000 in exchange for 1,000,000 shares of 6% cumulative preferred stock designated as "Series C Convertible Preferred Stock" ("Preferred C") from PNC Bank Corp. Preferred C has a stated value of $4.00 per share, a par value of $0.01 per share and dividends payable quarterly. The Preferred C holder has the similar preference of Preferred A (see c. above).

During the year ended December 31, 2001, the Company acquired all 1,000,000 shares of the Preferred C for an aggregate purchase price of $20,000. The holder waived its right to any unpaid dividends.

e.   Purchase of Treasury Stock

In a separate transaction that closed on the same day as the sale to assets to TMP (see Note 1), the Company paid approximately $849,000 to two former officers in consideration of consulting fees, bonuses and the redemption of 10,833 shares of the Company's common stock. Such shares were canceled immediately.

f.   Options and Warrants

During the year ended December 31, 2001, the Company granted certain employees and directors options to purchase 157,316 shares of its common stock at an exercise price $0.15 per share, which was below the market value of the stock on the grant date. Accordingly, the Company recorded compensation costs of $212,376.

Weighted average exercise prices for options outstanding at was $-0- and $777, respectively. Total exercisable options at was -0- and 1,167 shares, respectively.

The following table summarizes the changes in options outstanding and the related price ranges for shares of the Company's common stock:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2000	12,200	$ 622.50
Granted	157,316	0 .15
Exercised	(157,895)	0.15
Expired or cancelled	(10,454)	639.00
Outstanding at December 31, 2001	1,167	777.00
Granted	-
Exercised	-
Expired or cancelled	(1,167)	777.00
Outstanding at December 31, 2002	0
	========

On November 2, 2001, in connection with the purchase of Preferred A by the Related Entity, the Company issued to the Holders two-year warrants to purchase 6,833 shares of the Company's common stock at an exercise price of $1.50 per share (see c. above). These warrants are valued at $10,250 under the Black-Scholes option-pricing model. On September 30, 2002, the Company acquired all Preferred A from all holders. In connection with the acquisition, the Company issued to all holders, except the Related Entity, two-year warrants to purchase 767 shares of the Company's common stock at an exercise price of $1.50 per share (see c. above). These warrants are valued at $1,150 under the Black-Scholes option-pricing model.

The changes in warrants outstanding and related price ranges are as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2000	8,525	$414.00
Granted	6,833	1.50
Exercised	--
Expired or cancelled	(646)	198.00
Outstanding at December 31, 2001		232.50
Granted	767	1.50
Exercised	--
Expired or cancelled	(6,412)	304.50
Outstanding at December 31, 2002	9,067	162.00
	=========

For disclosure purposes in accordance with SFAS No. 123, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for stock options granted during the periods:

	2002	2001
Expected volatility	565%	208%
Annual dividends	-0-	-0-
Risk-free interest rate	1.82%	4.5%
Expected life of option	2 Years	10 years

If the Company recognized compensation cost for the employee stock option plan in accordance with SFAS No. 123, the Company's pro forma net loss and loss per share would have been approximately, $2,896,000 and $12.25, respectively, for the year ended December 31, 2001. The pro forma net loss and loss per share for the year ended are the same as the loss per share indicated on Note 2h above.

6.  Commitments and Contingencies

a.  The Company had a two-year lease agreement expired on December 31, 2002. The Company rents its office on a month-to-month basis currently. Rent expense was approximately $23,000 and $63,000 for the years ended , respectively.

b.  Effective July 1, 2001, the Company entered into three-year employment agreements with two officers who are principal stockholders of the Company.  On October 15, 2001, the Company advanced to tow officers $375,000 and $225,000, respectively, as an inducement for the officers to remain with the Company through at least January 2, 2003.  These advances were converted to a continuation bonus on January 2, 2003.  Such advances have been recorded as deferred compensation and amortized over fifteen months. These agreements were terminated by mutual consent of the Company and the two officers effective December 31, 2002, although the two officers continue to be employed by the Company.

c.  On March 20, 2000, the Company entered into a forty-two (42) month agreement with a consultant to provide services as requested by the Company. The Company agreed to pay the consultant $133,000 a year through September 1, 2000 and $54,000 annually through September 1, 2003, plus stock option and other benefits. In February 2002, the consultant filed a demand for arbitration arising under his termination of the consulting agreement and other matters, in which he claimed that the Company owed him $239,059 plus interest. In December 2002, the Company and the consultant resolved this matter, and all payments made by the Company were included in general and administrative expenses.

d.  In October 2001, the Company settled a purported class action lawsuit filed against the Company in April 2001 by a small group of its stockholders. The settlement amount was $400,000, of which the Company's insurance company contributed $200,000.

7. Income Taxes

The Company accounts for its income taxes under SFAS No. 109, "Accounting for Income Taxes" which requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. At , the Company had net operating loss carryforwards of approximately $20,000,000 and $19,000,000, expiring 2011 through 2023. SFAS No. 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. At , a valuation allowance for the full amount of the deferred tax asset was recorded because of operating losses incurred and the uncertainties as to the amount of taxable income that would be generated in the future years. In addition, the utilization of such net operating losses is subject to certain limitations under Federal income tax laws.

The components of the net deferred tax asset consist of the following at :

	2002	2001
Net operating loss carryforwards	$7,000,000	$6,650,000
Valuation allowance	(7,000,000)	(6,650,000)
	$-	$-
	==========	=========

The provision for income taxes differs from the amount computed applying the statutory federal income tax rate to income before income taxes as follows at :

	2002	2001
Income tax benefit computed at statutory rate at 35%	$(410,000)	$(965,000)
Tax benefit not recognized	410,000	965,000
Provision for income taxes	$-	$-
	==========	==========

8. Accounting Developments:

In April 2002, the FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections (SFAS 145). SFAS 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under Statement of Financial Accounting Standards No. 4 (SFAS 4). Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. SFAS 145 also amends Statement of Financial Accounting Standards No. 13 to require certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). SFAS 145 is effective for financial statements issued after May 15, 2002, and with respect to the impact of the reporting requirements of changes made to SFAS 4 for fiscal years beginning after May 15, 2002. The adoption of the applicable provisions of SFAS 145 did not have an effect the Company's financial statements.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 requires that the initial measurement of a liability be at fair value. The Company plans to adopt SFAS 146 effective October 1, 2002 and does not expect that the adoption will have a material impact on its results of operations and financial position.

In October 2002, the FASB issued Statement No. 147, Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9 (SFAS 147). SFAS 147 removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Thus, the requirement in paragraph 5 of Statement 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of this Statement. In addition, this Statement amends FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement 144 requires for other long-lived assets that are held and used. SFAS 147 is effective October 1, 2002. The adoption of the applicable provisions of SFAS 147 did not have an effect on the Company's financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123 (SFAS 148). SFAS 148 amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 also requires that those effects be disclosed more prominently by specifying the form, content, and location of those disclosures.

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

Our principal executive officers and directors are as follows:

Name	Age	Position

Richard A. Fisher	56	Chairman of the Board & General Counsel
Kevin J. High	38	President, Director
John J. Gilece, Jr.	61	Director
Christopher Portner	36	Director

Richard A. Fisher, Chairman of the Board. Mr. Fisher has been chairman of our board of directors and general counsel since February 1999. Mr. Fisher is a Class III director and serves until our 2005 annual meeting or until his successor is elected and qualified. Mr. Fisher was a co-founder of our predecessor, where he served as chairman of the board and general counsel from August 1996 to February 1999. From January 1996 to August 1996, Mr. Fisher provided legal and other counseling services to a number of start-up and early stage companies. From January 1996 to August 1996, Mr. Fisher provided legal and other counseling services to a number of start up and early stage companies, and from 1987 through 1995 was a principal and general counsel of a public company he co-founded to engage in the manufacture and sale of advanced composite materials to the aerospace, defense and sporting goods industries. Mr. Fisher holds a BA in Economics from Northwestern University (1968) and a Juris Doctor from the University of Virginia Law School (1971). Mr. Fisher is a member of the Massachusetts, Virginia and District of Columbia bars and is admitted to practice before the United States Supreme Court and United States Tax Court. Mr. Fisher was a captain in the United States Army Infantry and was formerly a partner in the law firm of Foley, Hoag & Eliot, which is our legal counsel.

Kevin J. High, President and Director. Mr. High has been one of our directors since February 1999. Mr. High served as our president from February 1999 until November 11, 1999. Mr. High is a Class III director and serves until our 2005 annual meeting or until his successor is elected and qualified. Mr. High was a co-founder of our predecessor, where he served as vice president from April 1996 to December 1996 and from December 1996 to February 1999 as chief executive officer. From April 1991 to April 1996, Mr. High served as branch manager of the Middletown, Rhode Island office of the Corporate Securities Group, Inc. and served as its general securities principal.  From August 1989 to April 1991, Mr. High served as a vice president of Shearson Lehman Brothers, Inc. (now Salomon Smith Barney). John J Gilece, Jr. , Director. Mr. Gilece has been one of our directors since July 2001 and serves on the Audit and Compensation Committees with Mr. Portner. He is a Class II director and serves until our 2004 annual meeting or until his successor is elected and qualified. Mr. Gilece has been president and chief executive officer of Fibernet Systems, LLC of Annapolis, Maryland since its inception in 1997. Mr. Gilece holds a Juris Doctor degree from Fordham University School of Law in New York and is a member of the Maryland Bar. Mr. Gilece also served in the U.S. Marine Corps as an infantry officer and is a Viet Nam veteran.

Christopher Portner, Director. Mr. Portner has been one of our directors since July 2001 and serves on the Compensation and Audit Committees with Mr. Gilece. He is a Class III director and serves until our 2003 annual meeting or until his successor is elected and qualified. Since March 1998, Mr. Portner has been a certified financial planner and a general securities principal with PSA Equities and a portfolio manager with PSA Capital Management of Lutherville, Maryland. From 1995 through February 1998, Mr. Portner was a financial consultant with Peremel & Company of Baltimore, Maryland. Mr. Portner is a graduate of the College of Financial Planning's professional education program, holds a Bachelor of Science degree in both business and English from Towson State University.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and change in ownership with the Securities and Exchange Commission. Officers, directors and greater-than-ten percent stockholders are required by Securities and Exchange Commission regulations to furnish us with all Section 16(a) forms they file. Based solely on review of the copies of such forms received by the Company, the Company believes that during the fiscal year ended December 31, 2001, all officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements.

Item 10.  Executive Compensation

Director Compensation

Each non-employee director receives compensation of $1,000 for each meeting of the Board attended in person. All non-employee directors receive reimbursement for out-of-pocket expenses incurred in attending meetings of the Board.

Executive Officer Compensation

The following table sets forth the total compensation paid or accrued for our chief executive officers who were employed by us at December 31, 2002 (collectively, the "Named Executive Officers"), and previous executive compensation reported.

SUMMARY COMPENSATION
	Annual Compensation			Long Term Compensation
Name and Principal Position	Fiscal Year Ended	Salary	Other Annual Compensation(1)	Securities Underlying Options	All Other Compensation
Richard A. Fisher	12/31/02	$ 88,846	$22,788	--	--
Chairman and General Counsel	12/31/01	$251,612	$22,788	72,219	--
	12/31/00	$ 80,769	--	111	--

Kevin J. High	12/31/02	$ 53,846	$18,066	--	--
President	12/31/01	$270,181	$18,066	70,096	--
	12/31/00	$ 70,269	--	100	--

(1) Represents payments of personal life insurance premiums.

Option Grants in 2002

None.

Option Exercises and Year-End Values

There were no option exercises in 2002 and no outstanding options at December 31, 2002.

Employment Agreements

Effective December 31, 2002, Richard A. Fisher, the Company's chairman and general counsel, and Kevin J. High, the Company's president, voluntarily terminated their employment agreements with the Company. Both Mr. Fisher and Mr. High continue to serve as officers of the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following tables set forth certain information regarding the beneficial ownership of the Cytation's voting securities as of March 21, 2003, by (i) each person or entity known to the Company to own beneficially five percent or more of any series of preferred stock and common stock, (ii) each of the Company's directors, (iii) each of the Company's named executive officers, and (iv) all of the Company's directors and executive officers as a group. Except as otherwise noted, each beneficial owner has sole voting and investment power with respect to the shares shown.

COMMON STOCK
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	Percent of Common Stock Outstanding

Kevin J. High	77,376 (3)	30.2%
Richard A. Fisher	77,540 (4)	30.3%
John J. Gilece, Jr.	6,733	2.6%
Christopher Portner	6,666	2.6%
All directors and executive officers as a group (4 persons)	168,315	65.7%

(1)  Each stockholder's address is c/o Cytation Corporation, 251 Thames Street, No. 8, Bristol, Rhode Island 02809.

(2)  After giving effect to 1-for-150 reverse stock split effective November 22, 2002. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as indicated, each person possesses sole voting and investment power with respect to all of the shares of common stock owned by such person, subject to community property laws where applicable. All shares held by persons in this table are issued and outstanding. Percentage ownership is based on 256,165 shares of common stock outstanding on March 21, 2003, plus securities deemed to be outstanding with respect to individual stockholders pursuant to Rule 13d-3(d)(1) under the Exchange Act.

(3)  Includes 73,015 shares owned by the Kevin J. High Revocable Living Trust, 3,140 shares owned by Mr. High and his spouse jointly, 953 shares owned by an entity controlled by Mr. High and 268 shares owned beneficially by the children of Mr. High.

(4) Includes 75,209 shares of common stock owned by Mr. Fisher's spouse.

Item 12.  Certain Relationships and Related Transactions

On November 2, 2001, Bristol Harbor Investments, LLC (the "Related Entity") acquired 1,025,000 shares of the Company's Series A Convertible Preferred Stock ("Series A Stock") from three holders ("Holders") for an aggregate purchase price of $10,250. The Related Entity is owned equally by Richard A. Fisher, the Company's chairman, and Kevin J. High, the Company's president. In connection with this purchase, the Company issued to the Holders two year warrants (the "Company Warrants") to purchase 6,833 shares of its common stock for $1.50 per share, and the Related Entity issued to the Company a warrant (the "Related Entity Warrant") to purchase 6,833 shares of common stock of the Company owned or acquirable by it for $1.50 per share so that if the Company Warrants were exercised by the Holders, the Company could acquire the shares from the Related Entity at the same price through the exercise by the Company of the Related Entity Warrant. The Company Warrants were valued under the Black-Scholes method at $1.50 per share. The effect of this transaction is that Messrs. Fisher and High owned a majority (approximately 90%) of the Series A Stock.

On September 30, 2002, the Company acquired all 1,140,000 shares of the Series A Stock for an aggregate purchase price of $11,400. In connection with this transaction, the Company issued to the Holders, except the Related Entity, two-year warrants to purchase 767 shares of the Company's common stock at an exercise price of $1.50 per share. These warrants are in all respects (other than the issue and expiration dates) the same as the Company Warrants and were valued under the Black-Scholes method at $1.50 per share.

A total of 7,600 Company Warrants were outstanding at September 30, 2002. The Company paid the Related Entity $10,250 for its 1,025,000 shares of Series A Stock, which is the same amount the Related Entity paid the Holders for these shares, and accordingly the Related Entity did not realize any gain on the transaction. The Related Entity Warrant was canceled in connection with this transaction.

On October 15, 2001, the Company advanced Mr. Fisher $375,000 and Mr. High $225,000 as an inducement for them to remain with the Company as executive officers through at least January 2, 2003. Each advance was converted to a continuation bonus on January 2, 2003.

Item 13.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)  The following documents are filed as part of the Report.

          1.  Financial Statements (see index to financial statements)

          2.  Financial Statement Schedule - None

     (b)  Reports on Form 8-K

          1. Form 8K, Other Events, filed on November 22, 2002

     (c)  Exhibits:

The following exhibits are filed as part of or incorporated by reference into this Report:

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation of the Company(2)
3.2	Articles of Merger between the Company and Cytation Corporation, dated February 11, 1999(1)
3.3	Articles of Merger between CollegeLink.com Incorporated and ECI, Inc., dated August 10, 1999(2)
3.4	Certificate of Merger of CollegeLink.com Incorporated and ECI, Inc., dated August 10, 1999(2)
3.5	Certificate of Ownership and Merger between the Company and CollegeLink.com Incorporated, dated November 15, 1999(2)
3.6	By-Laws of the Company(2)
4.1	Please see Exhibits 3.1 and 3.6 for provisions of the Amended and Restated Certificate of Incorporation and By-Laws of the Company defining the rights of holders of the common stock of the Company
10.1	Consulting Agreement by and among CollegeLink.com Incorporated and Gerald A. Paxton, dated August 10, 1999(2)
10.2	Amended and Restated Asset Purchase Agreement by and among TMP Worldwide, Inc., CollegeLink.com Incorporated and CollegeLink Corporation, dated May 2, 2001(3)
10.3	Escrow Agreement by and among the Company, TMP Worldwide, Inc, and Eastern Bank and Trust Company, dated June 20, 2001
10.4	Bill of Sale and Assignment, by and among TMP Worldwide, Inc., CollegeLink.com Incorporated and CollegeLink Corporation, dated June 20, 2001
10.5	Non-Competition and Non-Solicitation Agreement between TMP Worldwide and Richard A. Fisher, dated June 20, 2001
10.6	Non-Competition and Non-Solicitation Agreement between TMP Worldwide and Kevin J. High, dated June 20, 2001
10.7	Employment Agreement, dated October 15, 2001, between the Company and Richard A. Fisher
10.8	Employment Agreement, dated October 15, 2001, between the Company and Kevin High
10.9	Lease dated September 22, 1999 between the Company and Midview, LLC
10.10	Letter from Richard A. Fisher dated February 20, 2003 terminating his employment agreement with the Company effective December 31, 2002 (4)
10.11	Letter from Kevin J. High dated February 20, 2003 terminating his employment agreement with the Company effective December 31, 2002 (4)
24.1	Power of Attorney (contained on the signature page of this Form 10-KSB)

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

Dated March 27, 2003	CYTATION CORPORATION

By: /s/ RICHARD A. FISHER
Richard A. Fisher
Chairman

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Date	Title
/s/ Richard A. Fisher	March 27, 2002	Chairman of the Board
Richard A. Fisher		(Principal Executive)

/s/ Kevin J. High	March 27, 2002	President, Director
Kevin J. High		(Principal Financial and Accounting Officer)

/s/ John J. Gilece, Jr.	March 27, 2002	Director
John J. Gilece, Jr.

/ s/ Christopher Portner	March 27, 2002	Director
Christopher Portner