Form 10QSB
period 2003-03-31
CYTATION CORP
filed 2003-05-13
CIK 95047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

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

Common Stock, $.001 Par Value - 256,165 shares as May 13, 2003.

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

PART 1 FINANCIAL INFORMATION

Item 1. Financial Statements.

Cytation Corporation

CONTENTS

UNAUDITED FINANCIAL STATEMENTS

     Balance Sheets as of March 31, 2003 and December 31, 2002

     Statements of Operations for the Three Months Ended March 31, 2003 and 2002

     Statements of Cash Flows for the Three Months Ended March 31, 2003 and 2002

     Notes to Financial Statements

Cytation Corporation
Balance Sheets

ASSETS
	March 31,	December 31,
	2003	2002
	(Unaudited)	(Audited)
CURRENT ASSETS:
Cash	$7,980	$180,984
Notes receivable, stockholders	11,348	11,348
Notes receivable, others	55,169	55,169
Prepaid expenses and other current assets	1,800	1,800

Total Current Assets	76,297	249,301

PROPERTY AND EQUIPMENT, Net	14,287	7,767

TOTAL ASSETS	$90,584	$267,068
	========	========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$108,389	$356,819
Note payable	110,865	-

Total Current Liabilities	219,254	356,819

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT:
Common stock, $0.001 par value, 2,000,000 shares authorized,
256,165 and 248,809 shares issued and outstanding, respectively	256	249
Additional paid-in capital	33,082,949	33,078,122
Accumulated deficit	(33,211,875)	(33,168,122)

TOTAL STOCKHOLDERS' DEFICIT	(128,670)	(89,751)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$90,584	$267,068
	========	========

See notes to financial statements.

Cytation Corporation
Statements of Operations
For The Three Months Ended March 31, 2003 and 2002
(Unaudited)

	2003	2002

REVENUES	$15,000	$-

OPERATING EXPENSES:
Depreciation	3,480	6,960
General and administrative	55,277	379,417

TOTAL OPERATING EXPENSES	58,757	386,377

OPERATING LOSS	(43,757)	(386,377)

OTHER INCOME (EXPENSES)
Interest income (expenses), net	5	1,706

LOSS BEFORE INCOME TAXES	(43,752)	(384,671)

INCOME TAXES	-	-

NET INCOME (LOSS)	(43,752)	(384,671)

PREFERRED STOCK DIVIDEND EARNED	-	68,775

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHARES	$(43,752)	$(453,446)
	=======	=======
Net Income (Loss) Per Share (Basic and Diluted)	$(0.17)	$(1.82)
	=======	=======
Weighted Average Common Shares Outstanding	255,920	249,079
	=======	=======

See notes to financial statements.

Cytation Corporation
Statements of Cash Flows
For the Three Months Ended March 31, 2003 and 2002
(Unaudited)

	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(43,752)	$(384,671)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,480	6,960
Amortization of deferred compensation	-	170,000
Stock-based compensation	4,834	-
Changes in operating assets and liabilities:
Prepaid expenses and others	-	124,501
Cash in escrow account	-	(2,721)
Accounts payable and accrued expenses	(137,566)	38,255

NET CASH USED IN OPERATING ACTIVITIES	(173,004)	(47,676)

NET DECREASE IN CASH	(173,004)	(47,676)

CASH, Beginning	180,984	79,861

CASH, Ending	$7,980	$32,185
	========	=======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the periods for:
Interest	$-	$-
	=======	=======
Taxes	$-	$-
	=======	=======
Non-cash investing and financing activities:
Offset note receivable with accrued expenses	$-	$10,000
	=======	=======
Conversion of accounts payable to note payable	$110,865	-
	=======	=======
See notes to financial statements.

Notes To Financial Statements

1.  Basis of Presentation:

The accompanying unaudited financial statements of Cytation Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to prepare them for inclusion as part of the Form 10QSB.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The financial statements for the periods ended March 31, 2003 and 2002 are unaudited and include all adjustments which in the opinion of management are necessary, in order to make the financial statements not misleading.  All such adjustments are of a normal recurring nature.  The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full fiscal year.  For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10KSB filed with the Securities and Exchange Commission for the period ended December 31, 2002.

2.  The Company:

Until June 20, 2001, the Company provided an extensive range of in-school and online services directed at high school students and their parents, high school counselors, college admissions officers and corporations which target the teen marketplace. On June 20, 2001, the Company sold all of its assets associated with these activities to TMP Worldwide Inc. for approximately $7.2 million in cash and debt assumed.

Since the fourth quarter of 2002, the Company has engaged in the business of providing consulting and related services to private companies that wish to become reporting companies under the Securities Exchange Act of 1934.

3. Equity Transactions:

The Company issued 9,667 shares of its common stock to non-affiliates in exchange for services rendered or to be rendered to the Company. The Company also redeemed 1,978 shares of common stock from a former consultant to the Company in connection with an arbitration settlement in December 2002 and cancelled 333 shares of common stock issued to and subsequently forfeited by a former employee .

Item 2. Management's Discussion and Analysis or Plan of Operation.

Results of Operations

The Company was not engaged in its current business (see Plan of Operation, below) during the quarter ended March 31, 2002, although it did conduct in that quarter in some preliminary analysis and evaluation of the market opportunity for its current business. Accordingly, management does not believe that it is informative or useful to compare the results of operations of the principal business it is now engaged in with the results of operations for the year ago quarter ending March 31, 2002.

Liquidity and Capital Resources

Net cash used in operating activities was $173,004 for the three month period ended March 31, 2003 compared to $47,676 for the three month period ended March 31, 2002. As of March 31, 2003, the Company had negative working capital of $27,542 compared to positive working capital of $442,298 as of March 31, 2002.

The Company has minimal operating expenses. None of its employees receive current compensation, and the Company has no employment agreements or long-term commitments for office space or services.

Plan of Operation

In late 2001 and early 2002, the Company decided to leverage management's public company expertise by researching the feasibility of entering into the business of providing consulting and related services to private companies that wished to "go public" and develop a trading market for their securities. The Company, in consultation with legal counsel, considered the following, among others:

  the IPO market for small and microcap companies as well as the overall market for and interest in "reverse merger" transactions the level of interest that smaller companies exhibited in becoming reporting companies and the reasons "going public" was attractive to them the cash paid by operating companies for "shells" or blank check companies and the amount of equity operating companies gave up in the reverse merger the type of post-merger difficulties experienced by some companies that had engaged in a reverse merger the type of pre-merger difficulties experienced by some companies that had engaged in, or attempted to engage in, a reverse merger the number of promoters of reverse mergers, including facilitators who match private companies and shell company owners the distribution of shares in the public float and the number of "public" shareholders after the reverse merger was consummated the applicability of Rule 144 promulgated under the Securities Act of 1933 to "free-trading" shares held by promoters and others after the consummation of reverse mergers the exchanges on which reverse merged companies' traded
  the overall performance of reverse merged companies' shares in the aftermarket the impact of the listing and other proposed requirements of new Bulletin Board Exchange ("BBX") on reverse merger transactions when the BBX replaces the OTCBB in early 2004 the enactment of the Sarbanes-Oxley Act of 2002 on the continued viability and practicality of reverse merger transactions.

The Company concluded as follows:

  investment banking firms are likely to continue to underwrite a very limited number of initial public offerings, particularly in the small and microcap marketplaces, and that accordingly very limited amounts of public capital would be available to the Company's targeted client base there were serious transactional and disclosure risks associated with reverse mergers and that the substantially increased demand and requirements for full and timely disclosure in the public markets may well not be met by the parties to this type of transaction reverse mergers proved to be far more expensive than many companies could afford and, for this reason alone, the Company's program offered a viable alternative there was a market opportunity in offering private companies consulting and related services in order to assist them in attaining reporting company status under the Securities Exchange Act of 1934 without a substantial cash payment requirement, without utilizing a shell or blank check company and without engaging in a reverse merger transaction.

After the Company's stockholders meeting in September 2002, the Company began implementing a program based on these conclusions that would enhance Cytation stockholder value. Because the performance of a part of the Company's overall program required an amendment to the Company's certificate of incorporation, it was not able to engage actively in this business until it this amendment was effective. The amendment was approved by the Company's stockholders in September 2002 and implemented before year end.

The Company has now signed consulting agreements with private companies that wish to utilize the Company's services. Accordingly, the Company has generated revenue in the first quarter of 2003 and expects to make distributions in 2003 to its stockholders based on the performance of these agreements and others.

The Company does not underwrite its clients' securities, does not make markets in securities, does not provide research, and does not engage in other services typically provided by broker-dealers. Nevertheless, management believes that the Company's program fills an important market need: to provide the know-how and means for private companies to attain public status and to achieve a trading market for their securities in full compliance with securities regulations through an alternative to a reverse merger. The Company believes it is important that these companies have access to the public markets to enhance, often significantly, their ability to attract capital from funds and other institutional investors now that venture capital firms have sharply curtailed their investment activities.

The Company's program is grounded in full disclosure because client companies file a registration statement with the Securities and Exchange Commission. The Company works closely with legal and accounting professionals of client companies in the preparation of applicable disclosure documents but does not supplant them. The Company believes that full disclosure in the form of a registration statement filed with the Securities and Exchange Commission before trading begins is in the spirit of the Securities Act of 1933 as well as the Sarbanes-Oxley Act and dovetails with the public purposes underlying the introduction of the new BBX exchange by NASD. With the advent of the BBX targeted at smaller and newly-listed companies, and with increasing regulatory skepticism and scrutiny of reverse mergers and the promoters of these types of transactions, the Company believes its program will continue to attract an increasing level of interest from companies wishing to take advantage of the benefits of public status.

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Change in Securities.

The Company issued 9,667 shares of its common stock to three non-affiliates in exchange for services rendered or to be rendered to the Company. The Company also redeemed 1,978 shares of common stock from a former consultant to the Company in connection with an arbitration settlement in December 2002 and cancelled 333 shares of common stock issued to and subsequently forfeited by a former employee .

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

Certification under Sarbanes-Oxley Act.  Our president and acting chief financial officer has furnished to the SEC the certification with respect to this Report that is required by Section 906 of the Sarbanes-Oxley Act of 2002.

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits:

The following exhibits are filed as part of or incorporated by reference into this Report:

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation of the Company(2)
3.2	Articles of Merger between the Company and Cytation Corporation, dated February 11, 1999(1)
3.3	Articles of Merger between CollegeLink.com Incorporated and ECI, Inc., dated August 10, 1999(2)
3.4	Certificate of Merger of CollegeLink.com Incorporated and ECI, Inc., dated August 10, 1999(2)
3.5	Certificate of Ownership and Merger between the Company and CollegeLink.com Incorporated, dated November 15, 1999(2)
3.6	By-Laws of the Company(2)
4.1	Please see Exhibits 3.1 and 3.6 for provisions of the Amended and Restated Certificate of Incorporation and By-Laws of the Company defining the rights of holders of the common stock of the Company
10.1	Consulting Agreement by and among CollegeLink.com Incorporated and Gerald A. Paxton, dated August 10, 1999(2)
10.2	Amended and Restated Asset Purchase Agreement by and among TMP Worldwide, Inc., CollegeLink.com Incorporated and CollegeLink Corporation, dated May 2, 2001(3)
10.3	Escrow Agreement by and among the Company, TMP Worldwide, Inc, and Eastern Bank and Trust Company, dated June 20, 2001
10.4	Bill of Sale and Assignment, by and among TMP Worldwide, Inc., CollegeLink.com Incorporated and CollegeLink Corporation, dated June 20, 2001
10.5	Non-Competition and Non-Solicitation Agreement between TMP Worldwide and Richard A. Fisher, dated June 20, 2001
10.6	Non-Competition and Non-Solicitation Agreement between TMP Worldwide and Kevin J. High, dated June 20, 2001
10.7	Employment Agreement, dated October 15, 2001, between the Company and Richard A. Fisher
10.8	Employment Agreement, dated October 15, 2001, between the Company and Kevin J. High
10.9	Lease dated September 22, 1999 between the Company and Midview, LLC
10.10	Letter from Richard A. Fisher dated February 20, 2003 terminating his employment agreement with the Company effective December 31, 2002 (4)
10.11	Letter from Kevin J. High dated February 20, 2003 terminating his employment agreement with the Company effective December 31, 2002 (4)
24.1	Power of Attorney (contained on the signature page of this Form 10-KSB)

(1)  Incorporated by reference from the Company's Form 8-K, Current Report, filed March 18, 1999, and later amended on April 2, 1999.

(2)  Filed as Exhibit to the Company's Registration Statement No. 333-85079 on Form SB-2 and incorporated herein by reference.

(3)  Filed as an Exhibit to the Company's Proxy Statement filed May 25, 2001 and incorporated herein by reference.

(4) Filed herewith.

(b)   Reports on Form 8-K

          Form 8K, Declaration of Stock Dividend, Other Events, filed on March 25, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                           CYTATION CORPORATION

                                                           By:  /s/Kevin J. High
                                                                 Name:Kevin J. High
                                                                 Title: President and Acting Chief Financial Officer
Date: May 13, 2003