Form 10QSB
period 2003-06-30
CYTATION CORP
filed 2003-08-11
CIK 95047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

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

Common Stock, $.001 Par Value - 256,165 shares as of August 11, 2003.

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

PART 1 FINANCIAL INFORMATION

Item 1. Financial Statements.

Cytation Corporation

CONTENTS

UNAUDITED FINANCIAL STATEMENTS

     Balance Sheets as of June 30, 2003 and December 31, 2002

     Statement of Operations for the Three Months Ended June 30, 2003 and 2002

     Statement of Operations for the Six Months Ended June 30, 2003 and 2002

     Statement of Cash Flows for the Six Months Ended June 30, 2003 and 2002

     Notes to Financial Statements

Cytation Corporation
Balance Sheets

ASSETS
	June 30,	December 31,
	2003	2002
	(Unaudited)	(Audited)
CURRENT ASSETS:
Cash	$16,043	$180,984
Notes receivable, stockholders	11,348	11,348
Notes receivable, others	55,169	55,169
Prepaid expenses and other current assets	1,800	1,800

Total Current Assets	84,360	249,301

PROPERTY AND EQUIPMENT, Net	10,807	17,767

OTHER ASSETS:
Investment	1,326,178	-

TOTAL ASSETS	$1,421,345	$267,068
	=======	=======

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$112,666	$356,819
Note payable and accrued interest	111,790	-

Total Current Liabilities	224,456	356,819

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $0.001 par value, 2,000,000 shares authorized,
256,165 and 248,809 shares issued and outstanding, respectively	256	249
Additional paid-in capital	33,082,949	33,078,122
Accumulated deficit	(31,886,316)	(33,168,122)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	1,196,889	(89,751)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,421,345	$267,068
	========	========
See notes to financial statements.

Cytation Corporation
Statements of Operations
For The Three Months Ended June 30, 2003 and 2002
(Unaudited)

	2003	2002

CONSULTING REVENUES	$1,351,178	$-

OPERATING EXPENSES:
Depreciation and amortization	3,480	6,960
General and administrative	21,214	283,434

TOTAL OPERATING EXPENSES	24,694	290,394

OPERATING INCOME (LOSS)	1,326,484	(290,394)

OTHER INCOME (EXPENSES):
Interest income (expense), net	(925)	1,594

INCOME (LOSS) BEFORE INCOME TAXES	1,325,559	(288,800)

INCOME TAXES	-	-

NET INCOME (LOSS)	1,325,559	(288,800)

PREFERRED STOCK DIVIDEND EARNED		68,775

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHARES	$1,325,559	$(357,575)
	=======	=======
Net Income (Loss) Per Share (Basic and Diluted)	$5.17	$(1.44)
	=======	=======
Weighted Average Common Shares Outstanding	256,165	249,079
	=======	=======
See notes to financial statements.

Cytation Corporation
Statements of Operations
For The Six Months Ended June 30, 2003 and 2002
(Unaudited)

	2003	2002

CONSULTING REVENUES	$1,366,178	$-

OPERATING EXPENSES:
Depreciation	6,960	13,920
General and administrative	76,491	662,850

TOTAL OPERATING EXPENSES	83,451	676,770

OPERATING INCOME (LOSS)	1,282,727	(676,770)

OTHER INCOME (EXPENSES)
Interest income (expenses), net	(920)	3,300

INCOME (LOSS) BEFORE INCOME TAXES	1,281,807	(673,470)

INCOME TAXES	-	-

NET INCOME (LOSS)	1,281,807	(673,470)

PREFERRED STOCK DIVIDEND EARNED	-	137,549

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHARES	$1,281,807	$(811,019)

Net Income (Loss) Per Share (Basic and Diluted)	$5.01	$(3.26)
	========	=======
Weighted Average Common Shares Outstanding	255,879	249,079
	========	=======
See notes to financial statements.

Cytation Corporation
Statements of Cash Flows
For the Six Months Ended June 30, 2003 and 2002
(Unaudited)

	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,281,807	$(673,470)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation	6,960	13,920
Amortization of deferred compensation	-	290,000
Stock-based compensation	4,834	-
Accrued interest on note payable	925
Non-cash consulting income	(1,326,178)
Changes in operating assets and liabilities:
Prepaid expenses and others	-	124,435
Cash in escrow account	-	(4,312)
Accounts payable and accrued expenses	(133,289)	157,307

NET CASH USED IN OPERATING ACTIVITIES	(164,941)	(92,120)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	-	(737)
Collection on notes receivable	-	19,854

NET CASH PROVIDED BY INVESTING ACTIVITIES:	-	19,117

NET DECREASE IN CASH	(164,941)	(73,003)

CASH, Beginning	180,984	79,861

CASH, Ending	$16,043	$6,858
	=======	======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the periods for:
Interest	$-	$-
	========	=======
Taxes	$-	$-
	========	=======
Non-cash investing and financing activities:
Conversion of accounts payable to note payable	$110,865	-
	========	=======
See notes to financial statements.

Notes To Financial Statements

1.  Basis of Presentation:

The accompanying unaudited financial statements of Cytation Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to prepare them for inclusion as part of the Form 10QSB.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The financial statements for the periods ended June 30, 2003 and 2002 are unaudited and include all adjustments which in the opinion of management are necessary in order to make the financial statements not misleading.  All such adjustments are of a normal recurring nature.  The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10KSB filed with the Securities and Exchange Commission for the period ended December 31, 2002.

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

3. Equity Transactions:

In the first quarter of 2003, the Company issued 9,667 shares of its common stock to non-affiliates in exchange for services rendered or to be rendered to the Company. The Company also redeemed 1,978 shares of common stock from a former consultant to the Company in connection with an arbitration settlement in December 2002 and cancelled 333 shares of common stock issued to and subsequently forfeited by a former employee .

4. Investment/Non-Cash Income:

In the second quarter of 2003, the Company received 1,326,178 restricted shares of common stock and warrants of an unrelated entity, Solomon Technologies, Inc. ("Solomon"), constituting approximately 13% of the total outstanding shares of Solomon, as compensation for consulting services provided. Solomon develops, manufactures, sells and installs the patented "Electric Wheel" motor system as well as a full line of high torque electric propulsion systems for marine and other applications. The investment is valued at $1,326,178 and recorded as consulting revenue on the accompanying financial statements. Management anticipates that such investment will be carried on a cost basis.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Results of Operations

The Company was not actively engaged in generating revenue from its current business (see Plan of Operation, below) during the quarter ended June 30, 2002. However, in the quarter ended June 30, 2002, the Company conducted an analysis and evaluation of the market opportunity for its current business; engaged in minimal prospective customer contact and test marketing; and planned the corporate restructuring required to enter its current business. Accordingly, management does not believe that it is informative or useful to compare the results of operations of the principal business it is now engaged in with the results of operations for the year ago quarter ending June 30, 2002, when it was not actively engaged in any revenue producing activities.

Liquidity and Capital Resources

Net cash used in operating activities was $164,941 for the six month period ended June 30, 2003 compared to $92,120 for the six month period ended June 30, 2002. As of June 30, 2003, the Company had negative working capital of $140,096 compared to positive working capital of $279,722 as of June 30, 2002.

The Company carries an investment in shares of common stock of Solomon Technologies, Inc. on its books at cost. These shares are restricted and are not currently saleable. There is no assurance that these shares can ever be sold or, if sold, at what price. In addition, the Company may elect to distribute some of these shares to its stockholders as a pro rata stock dividend.

The Company has minimal operating expenses. None of its employees receives current compensation, and the Company has no employment agreements or long-term commitments for office space or services.

Plan of Operation

In late 2001 and early 2002, the Company decided to leverage management's public company expertise, legal background and brokerage experience by researching the feasibility of entering into the business of providing consulting and related services to private companies that wished to "go public" and develop a trading market for their securities. The Company, in consultation with legal counsel, considered the following, among others:

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
  the enactment of the Sarbanes-Oxley Act of 2002 on the willingness and ability of entrepreneurs to comply with complex and costly reporting requirements that provide little, if any, compliance flexibility for small and microcap companies.

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

After the Company's stockholders meeting in September 2002, the Company began implementing a program based on these conclusions that would enhance Cytation stockholder value. Because the performance of a part of the Company's overall program required an amendment to the Company's certificate of incorporation, it was not able to engage actively in this business until it this amendment was effective. The amendment was approved by the Company's stockholders in September 2002 and implemented before year-end.

The Company has now signed consulting agreements with private companies that wish to utilize the Company's services and recorded revenue therefrom. Accordingly, the Company has generated revenue in both the first and second quarters of 2003 and expects to make distributions in 2003 to its stockholders based on the performance of some or all of these agreements and possibly others.

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

The Company's program is grounded in full disclosure because client companies file a registration statement with the Securities and Exchange Commission. The Company works closely with legal and accounting professionals of client companies in the preparation of applicable disclosure documents but does not supplant them. The Company believes that full disclosure in the form of a registration statement filed with the Securities and Exchange Commission before trading begins is in the spirit of the Securities Act of 1933 as well as the Sarbanes-Oxley Act. With increasing regulatory skepticism and scrutiny of reverse mergers and the promoters of these types of transactions, the Company believes its program will continue to attract an increasing level of interest from companies wishing to take advantage of the benefits of public status.

Item 3.  Controls and Procedures

As of the end of the period covered by this report on Form 10-QSB, the Company carried out an evaluation, under the supervision and with the participation of the Company's principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures.  Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's reports filed or submitted under the Securities Exchange Act of 1934.

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Change in Securities.

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

Certification under Sarbanes-Oxley Act. Our chairman and general counsel as well as our president and acting chief financial officer have furnished to the SEC the certification with respect to this Report that is required by Section 906 of the Sarbanes-Oxley Act of 2002.

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits:

The following exhibits are filed as part of or incorporated by reference into this Report:

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation of the Company(2)
3.2	Articles of Merger between the Company and Cytation Corporation, dated February 11, 1999(1)
3.3	Articles of Merger between CollegeLink.com Incorporated and ECI, Inc., dated August 10, 1999(2)
3.4	Certificate of Merger of CollegeLink.com Incorporated and ECI, Inc., dated August 10, 1999(2)
3.5	Certificate of Ownership and Merger between the Company and CollegeLink.com Incorporated, dated November 15, 1999(2)
3.6	By-Laws of the Company(2)
4.1	Please see Exhibits 3.1 and 3.6 for provisions of the Amended and Restated Certificate of Incorporation and By-Laws of the Company defining the rights of holders of the common stock of the Company
10.1	Employment Agreement, dated October 15, 2001, between the Company and Richard A. Fisher
10.2	Employment Agreement, dated October 15, 2001, between the Company and Kevin High
10.3	Letter from Richard A. Fisher dated February 20, 2003 terminating his employment agreement with the Company effective December 31, 2002
10.4	Letter from Kevin J. High dated February 20, 2003 terminating his employment agreement with the Company effective December 31, 2002
10.5	Agreement between the Company and Solomon Technologies, Inc. dated as of May 16, 2003(3)
24.1	Power of Attorney (contained on the signature page of this Form 10-QSB)
31	Section 302 Certifications (3)
32	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

(1)  Incorporated by reference from the Company's Form 8-K, Current Report, filed March 18, 1999, and later amended on April 2, 1999.

(2)  Filed as Exhibit to the Company's Registration Statement No. 333-85079 on Form SB-2 and incorporated herein by reference.

(3) Filed herewith.

(b)   Reports on Form 8-K

            None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                                    CYTATION CORPORATION

                                                                   By: /s/ Kevin J. High
                                                                   Name: Kevin J. High
                                                                   Title: President and Chief Financial Officer
                                                                   Date: August 11, 2003