Form 10QSB
period 2003-09-30
CYTATION CORP
filed 2003-11-12
CIK 95047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

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

Common Stock, $.001 Par Value - 291,165 shares as of November 10, 2003.

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

PART 1 FINANCIAL INFORMATION

Item 1. Financial Statements.

UNAUDITED FINANCIAL STATEMENTS

Balance Sheets as of September 30, 2003 and December 31, 2002

Statements of Operations -For the Three Months Ended September 30, 2003 and 2002

Statements of Operations - For the Nine Months Ended September 30, 2003 and 2002

Statements of Cash Flows - For the Nine Months Ended September 30, 2003 and 2002

Cytation Corporation
Balance Sheets

ASSETS
	September 30,	December 31,
	2003	2002
	(Unaudited)	(Audited)
CURRENT ASSETS:
Cash	$7,113	$180,984
Notes receivable, stockholders	10,148	11,348
Notes receivable, others	55,169	55,169
Prepaid expenses and other current assets	1,800	1,800

Total Current Assets	74,230	249,301

PROPERTY AND EQUIPMENT, Net	6,552	17,767

OTHER ASSETS:
Investment	1,326,178	-

TOTAL ASSETS	$1,406,960	$267,068
	=========	=========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$114,482	$356,819
Note payable and accrued interest	113,176	-

Total Current Liabilities	227,658	356,819

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $0.001 par value, 2,000,000 shares authorized,
286,165 and 248,809 shares issued and outstanding, respectively	286	249
Shares subscribed but not issued	15,000	-
Additional paid-in capital	33,088,919	33,078,122
Accumulated deficit	(31,924,903)	(33,168,122)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	1,179,302	(89,751)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,406,960	$267,068
	=========	========
See notes to financial statements.

Cytation Corporation
Statements of Operations
For The Three Months Ended September 30, 2003 and 2002
(Unaudited)

	2003	2002

CONSULTING REVENUES	$-	$-

COST OF REVENUE	21,503	-

GROSS PROFIT	(21,503)	-

OPERATING EXPENSES:
Depreciation and amortization	3,327	6,960
General and administrative	12,944	490,539

TOTAL OPERATING EXPENSES	16,271	497,499

OPERATING INCOME (LOSS)	(37,774)	(497,499)

OTHER INCOME (EXPENSES):
Other income	572	-
Interest income (expense), net	(1,386)	1,037

TOTAL OTHER INCOME (EXPENSES)	(814)	1,037

LOSS BEFORE INCOME TAXES	(38,588)	(496,462)

INCOME TAXES	-	-

NET INCOME (LOSS)	(38,588)	(496,462)

PREFERRED STOCK DIVIDEND EARNED	-	68,775

NET LOSS ATTRIBUTABLE TO COMMON SHARES	$(38,588)	$(565,237)
	=======	=======
Net Income (Loss) Per Share (Basic and Diluted)	$(0.15)	$(2.27)
	=======	=======
Weighted Average Common Shares Outstanding	263,165	249,079
	=======	=======

See notes to financial statements.

Cytation Corporation
Statements of Operations
For The Nine Months Ended September 30, 2003 and 2002
(Unaudited)

	2003	2002

CONSULTING REVENUE	$1,366,178	$-

COST OF REVENUE	21,503	-

GROSS PROFIT	1,344,675	-

OPERATING EXPENSES:
Depreciation	10,287	20,880
General and administrative	89,435	1,153,389

TOTAL OPERATING EXPENSES	99,722	1,174,269

OPERATING INCOME (LOSS)	1,244,953	(1,174,269)

OTHER INCOME (EXPENSES)
Other income	572	-
Interest income (expenses), net	(2,306)	4,337

TOTAL OTHER INCOME (EXPENSES)	(1,734)	4,337

INCOME (LOSS) BEFORE INCOME TAXES	1,243,219	(1,169,932)

INCOME TAXES	-	-

NET INCOME (LOSS)	1,243,219	(1,169,932)

PREFERRED STOCK DIVIDEND EARNED	-	137,549

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHARES	$1,243,219	$(1,307,481)
	========	========
Net Income (Loss) Per Share (Basic and Diluted)	$4.81	$(5.25)
	========	========
Weighted Average Common Shares Outstanding	258,308	249,079
	========	========

See notes to financial statements.

Cytation Corporation
Statements of Cash Flows
For the Nine Months Ended September 30, 2003 and 2002
(Unaudited)

	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,243,219	$(1,169,932)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation	10,287	20,880
Amortization of deferred compensation	-	410,000
Stock-based compensation	10,834	-
Accrued interest on note payable	2,311
Non-cash consulting income	(1,326,178)
Gain on sales of equipment	(572)
Changes in operating assets and liabilities:
Prepaid expenses and others	-	152,270
Cash in escrow account	-	(5,349)
Accounts payable and accrued expenses	(131,472)	439,689

NET CASH USED IN OPERATING ACTIVITIES	(191,571)	(152,442)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	-	(737)
Proceeds from sales of equipment	1,500	-
Collection on notes receivable	1,200	78,504

NET CASH PROVIDED BY INVESTING ACTIVITIES:	2,700	77,767

CASH FLOWS USED IN FINANCING ACTIVITIES:
Proceeds from common shares subscribed	15,000	-
Purchase of preferred stock	-	(1,150)

	15,000	(1,150)

NET DECREASE IN CASH	(173,871)	(75,825)

CASH, Beginning	180,984	79,861

CASH, Ending	$7,113	$4,036
	========	=======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the periods for:
Interest	$-	$-
	========	=======
Taxes	$-	$-
	========	=======
Non-cash investing and financing activities:
Conversion of accounts payable to note payable	$110,865	-
	========	=======

See notes to financial statements

NOTES TO FINANCIAL STATEMENTS

1. Basis of Presentation:

The accompanying unaudited financial statements of Cytation Corporation (the "Company") have been prepared in accordance with generally accounting principles for interim financial information and with the instructions to prepare them for inclusion as part of the Form 10QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements for the periods ended September 30, 2003 and 2002 are unaudited and include all adjustments, which in the opinion of management are necessary, in order to make the financial statements not misleading. All such adjustments are of a normal recurring nature. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full year. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10KSB filed with the Securities and Exchange Commission for the period ended December 31, 2002.

2. The Company:

Until June 20, 2001, the Company provided an extensive range of in-school and online services directed at high school students and their parents, high school counselors, college admissions officers and corporations which target with the teen marketplace. On June 20, 2001, the Company sold all of its assets associated with these activities to TMP Worldwide Inc. for approximately $7.2 million in cash and debt assumed.

Since the fourth quarter of 2002, the Company has engaged in the business of providing consulting and related services to private companies that wish to become reporting companies under the Securities Exchange Act of 1934.

3. Equity Transactions:

In the first quarter of 2003, the Company issued 9,667 shares of its common stock to non-affiliates in exchange for services rendered or to be rendered to the Company. In the first quarter of 2003, the Company also redeemed 1,978 shares of common stock from a former consultant to the Company in connection with an arbitration settlement in December 2002 and cancelled 333 shares of common stock issued to and subsequently forfeited by a former employee.

On September 9, 2003, the Company issued 12,500 common shares to each of two officers and 2,500 common shares to each of the two directors for services provided. These shares are valued at $0.20 per share.

In September 2003, the Company sold 5,000 common shares to an accredited investor for $15,000 in a private offering. These shares were subscribed for as of September 30, 2003 but were not issued until October 7, 2003.

4.  Investment/Non-Cash Income:

In the second quarter of 2003, the Company received 1,326,178 restricted shares of common stock and warrants of an unrelated entity, Solomon Technologies, Inc. ("Solomon"), constituting approximately 13% of the total outstanding shares of Solomon, as compensation for the consulting services provided. Subsequently, Solomon merged into a Delaware corporation and issued to stockholders one share of common stock for each two shares held, such the Company now owns 663,089 restricted shares of Solomon common stock. Solomon develops, manufactures, sells and installs the patented "Electric Wheel" motor system as well as a full line of high torque electric propulsion systems for marine and other applications. The investment is valued at $1,326,178 and recorded as consulting revenue on the accompanying financial statements. Management anticipates that such investment will be carried on a cost basis.

5. Subsequent Event:

On October 6, 2003, the Board of Directors of the Company declared a stock dividend in shares of Solomon. Pursuant to the Board's resolution, one share of Solomon common stock will be distributed for each one share of the Company's common stock owned by the Company's stockholders of record on October 20, 2003. The "payment date", or the date of the distribution of the Solomon shares to the Company's stockholders, will be as soon as practicable after Solomon's registration statement filed with the Securities and Exchange Commission on September 19, 2003 ("Registration Statement") has been declared effective and the common stock has been assigned a trading symbol and approved for trading on the OTCBB or other exchange, provided that these events occur before December 20, 2003 and provided further that, in the opinion of the Board of Directors of the Company, there has been no material change in the terms of the Registration Statement.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Results of Operations

The Company was not actively engaged in generating revenue from its current business (see Plan of Operation, below) during the quarter ended September 30, 2002. However, in the quarter ended September 30, 2002, the Company continued to conduct an analysis and evaluation it had initiated in the previous quarter of the market opportunity for its current business; continued to engage in prospective customer contact and test marketing; and effected the corporate restructuring required to enter its current business. Accordingly, management does not believe that it is informative or useful to compare the results of operations of the principal business it is now engaged in with the results of operations for the year ago quarter ending September 30, 2002, when it was not actively engaged in any revenue producing activities.

Liquidity and Capital Resources

Net cash used in operating activities was $191,571 for the nine-month period ended September 30, 2003 compared to $152,442 for the nine-month period ended September 30, 2002. As of September 30, 2003, the Company had negative working capital of $153,428 compared to negative working capital of $101,181 as of September 30, 2002.

The Company carries an investment in shares of common stock of Solomon Technologies, Inc. on its books at cost. These shares are restricted and are not currently saleable. There is no assurance that these shares can ever be sold or, if sold, at what price. In addition, the Company may elect to distribute some of these shares to its stockholders as a pro rata stock dividend.

The Company has minimal operating expenses. None of its employees receives current compensation, and the Company has no employment agreements or commitments for office space or services.

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

The Company has now signed consulting agreements with private companies that wish to utilize the Company's services and recorded revenue therefrom. Accordingly, the Company has generated revenue in 2003 and expects to make distributions in 2003 or early 2004 to its stockholders based on the performance of some or all of these agreements and possibly others.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Change in Securities.

On September 9, 2003, the Company issued 12,500 common shares to each of two officers and 2,500 common shares to each of the two directors for services provided. These shares are valued at $0.20 per share.

In September 2003, the Company agreed to sell 5,000 restricted shares of its common stock to an accredited investor for $15,000. The shares were issued in October 2003.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On October 6, 2003, the Board of Directors of the Company declared a stock dividend in shares of Solomon. Pursuant to the Board's resolution, one share of Solomon common stock will be distributed for each one share of the Company's common stock owned by the Company's stockholders of record on October 20, 2003. The "payment date", or the date of the distribution of the Solomon shares to the Company's stockholders, will be as soon as practicable after Solomon's registration statement filed with the Securities and Exchange Commission on September 19, 2003 ("Registration Statement") has been declared effective and the common stock has been assigned a trading symbol and approved for trading on the OTCBB or other exchange, provided that these events occur before December 20, 2003 and provided further that, in the opinion of the Board of Directors of the Company, there has been no material change in the terms of the Registration Statement.

There can be no assurance that the Registration Statement will be declared effective, or that the terms of the Registration Statement will not materially change, or that Solomon's common stock will trade on the OTCBB or other exchange, or that these events will occur before December 20, 2003. Therefore, there can be no assurance that the Company will make the distribution of Solomon common stock to its stockholders.

Each stockholder of the Company receiving shares of Solomon common stock in the distribution will be considered to have received a taxable distribution in an amount equal to the fair market value of Solomon common stock received provided that the Company has current or accumulated "earnings and profits". The Company does not have accumulated earnings and profits but did have current earnings and profits at the end of its second quarter and may have current earnings and profits for its fiscal year ending December 31. Accordingly, the distribution of shares of common stock of Solomon will result in:

  a dividend to the extent of each stockholder's pro rata share of the Company's current earnings and profits, if any, at year end; and then a reduction in each stockholder's basis of the Company's common stock to the extent the amount received exceeds such stockholder's share of earnings and profits until such basis equals zero, and then a gain to the extent the amount received exceeds the sum of the amount treated as a dividend and the amount treated as a reduction of the stockholder's basis in the Company's common stock. Any gain of this type will generally be long-term capital gain if the common stock of the Company is held as a long-term capital asset on the date of the distribution.

The Company believes that the fair market value of Solomon's shares may be established by trading that develops immediately after the distribution with respect to such shares. However, the distribution is taxable even if a trading market for the shares never develops. On various dates in 2003, Solomon sold shares of its common stock to unrelated parties for $2.00 per share. There can be no assurance that this price will in any way reflect the price at which the Solomon shares will trade after the effectiveness of the Registration Statement.

The Company's stockholders should consult their own advisors as to the specific tax consequences of the distribution, including the application and effect of foreign, state and local tax laws, which may differ from jurisdiction to jurisdiction.

Certification under Sarbanes-Oxley Act. Each of our executive officers has furnished to the SEC the certification with respect to this Report that is required by Section 906 of the Sarbanes-Oxley Act of 2002.

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits:

The following exhibits are filed as part of or incorporated by reference into this Report:

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation of the Company(2)
3.2	Articles of Merger between the Company and Cytation Corporation, dated February 11, 1999(1)
3.3	Articles of Merger between CollegeLink.com Incorporated and ECI, Inc., dated August 10, 1999(2)
3.4	Certificate of Merger of CollegeLink.com Incorporated and ECI, Inc., dated August 10, 1999(2)
3.5	Certificate of Ownership and Merger between the Company and CollegeLink.com Incorporated, dated November 15, 1999(2)
3.6	By-Laws of the Company(2)
4.1	Please see Exhibits 3.1 and 3.6 for provisions of the Amended and Restated Certificate of Incorporation and By-Laws of the Company defining the rights of holders of the common stock of the Company
10.1	Employment Agreement, dated October 15, 2001, between the Company and Richard A. Fisher
10.2	Employment Agreement, dated October 15, 2001, between the Company and Kevin High
10.3	Letter from Richard A. Fisher dated February 20, 2003 terminating his employment agreement with the Company effective December 31, 2002
10.4	Letter from Kevin J. High dated February 20, 2003 terminating his employment agreement with the Company effective December 31, 2002
10.5	Agreement between the Company and Solomon Technologies, Inc. dated as of May 16, 2003
24.1	Power of Attorney (contained on the signature page of this Form 10-QSB)
99.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

(1)  Incorporated by reference from the Company's Form 8-K, Current Report, filed March 18, 1999, and later amended on April 2, 1999.

(2)  Filed as Exhibit to the Company's Registration Statement No. 333-85079 on Form SB-2 and incorporated herein by reference.

(3) Filed herewith.

(b)   Reports on Form 8-K

            Form 8K, Declaration of Stock Dividend, Other Events, filed on October 7, 2003.

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
                                                                   Date: November 12, 2003