Form 10KSB
period 2003-12-31
CYTATION CORP
filed 2004-04-14
CIK 95047

==================================================================

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Our revenues for our most recent fiscal year are $1,366,178.

The aggregate approximate market value of the Registrant's common stock, par value $.001 per share, held by non-affiliates of the Registrant, based upon the closing price of $.60 on April 2, 2004, as reported by the Over the Counter Bulletin Board, was approximately $56,383. For purposes of this disclosure, shares of Common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

The number of shares of Registrant's common stock, par value $.001 per share, outstanding at April 2, 2004 was 291,165.

DOCUMENTS INCORPORATED BY REFERENCE

Information required in response to Part III of Form 10-KSB (Items 9, 10, 11, and 12) is hereby incorporated by reference to the specified portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 2004.

CYTATION CORPORATION
FORM 10-KSB
FISCAL YEAR ENDED DECEMBER 31, 2003

This Annual Report on Form 10-KSB contains forward-looking statements with respect to Cytation Corporation that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements because of a number of factors, including those described herein and the documents incorporated herein by reference, and those factors described in Part II, Item 6 under "Factors that May Affect Future Results of Operations."

PART I

Item 1.  Business

Background

On June 20, 2001, Cytation Corporation (then known as CollegeLink.com Incorporated which was incorporated under Delaware law in 1999) ("Cytation" or the "Company") and its wholly owned subsidiary, Cytation Bristol Corporation (then known as CollegeLink Corporation) sold substantially all of their respective assets to TMP Worldwide Inc. ("TMP"). TMP is the parent corporation of TMP Interactive Inc. d/b/a Monster. In this transaction, we sold all of our revenue generating business, including the Company's former "Making It Count" division. As a result of this sale and the prior sales of our Internet services businesses, we no longer are engaged in any business in which we were engaged during its three fiscal years ended June 30, 1998, 1999 and 2000, our six-month transition period ending December 31, 2000 and our fiscal year ended December 31, 2001.

On June 21, 2001, we changed our name from "CollegeLink.com Incorporated" to "Cytation Corporation." We dissolved Cytation Bristol Corporation in October 2001.

In late 2001 and early 2002, we concluded that it would be in our stockholders' interest to leverage management's public company expertise, legal background and brokerage experience by researching the feasibility of entering into the business of providing consulting and related services to private companies that wished to "go public" and develop a trading market for their securities. In consultation with outside legal counsel, we considered the following factors, among others:

  the IPO market for small and microcap companies as well as the overall market for and interest in "reverse merger" transactions the level of interest that smaller companies exhibited in becoming reporting companies and the reasons going public was attractive to them the cash paid by operating companies for "shells" or blank check companies and the amount of equity operating companies gave up in a reverse merger the type of post-merger difficulties experienced by some companies that had engaged in a reverse merger the type of pre-merger difficulties experienced by some companies that had engaged in, or attempted to engage in, a reverse merger the number of promoters of reverse mergers, including facilitators who match private companies and shell company owners the distribution of shares in the public float and the number of "public" shareholders after the reverse merger was consummated the applicability of Rule 144 promulgated under the Securities Act of 1933 to "free-trading" shares held by promoters and others after the consummation of reverse mergers the exchanges on which reverse merged companies' traded
  the overall performance of reverse merged companies' shares in the aftermarket the enactment of the Sarbanes-Oxley Act of 2002 on the continued viability and practicality of reverse merger transactions.
  the enactment of the Sarbanes-Oxley Act of 2002 on the willingness and ability of entrepreneurs to comply with complex and costly reporting requirements that provide little, if any, compliance flexibility for small and microcap companies.

We concluded as follows:

  investment banking firms are likely to continue to underwrite a very limited number of initial public offerings, particularly in the small and microcap marketplaces, and that accordingly very limited amounts of public capital would be available to our targeted client base there were serious transactional and disclosure risks associated with reverse mergers and that the substantially increased demand, and requirements for full and timely disclosure in the public markets may well not be met by the parties to this type of transaction reverse mergers proved to be far more expensive than many companies could afford and, for this reason alone, our program offered a viable alternative there was a market opportunity in offering private companies consulting and related services in order to assist them in attaining reporting company status under the Securities Exchange Act of 1934 without a substantial cash payment requirement, without utilizing a shell or blank check company and without engaging in a reverse merger transaction larger companies had a reason to engage in non-underwritten public offerings apart from any immediate need for capital an underwritten initial public offering was not necessarily a suitable objective for many larger enterprises than had no immediate need for substantial cash infusions and had other valid reasons for transitioning to reporting company status

After our stockholders meeting in September 2002, we began implementing a program based on these conclusions that would enhance stockholder value. Because the performance of a part of our overall program required an amendment to our certificate of incorporation, we were not able to engage actively in this business until it this amendment was effective. The amendment was approved by our stockholders in September 2002 and implemented before year-end 2002. Overall, we spent more than one year researching and preparing the business plan for our program, which included some continuing effort into the first quarter of 2003. Effective as of the second quarter of 2003, however, we no longer were engaged in these preliminary activities.

Services

We provide a broad range of services as part of our overall agreement with client companies. These services are:

  assist in the selection of competent corporate and securities counsel and independent auditors experienced in SEC practice and procedure develop strategies and assist clients in meeting stockholder distribution and stockholder base necessary for listing on the OTCBB, NASDAQ or the American Stock Exchange, including advice with respect to meeting applicable initial and maintenance listing requirements assist client companies' outside legal counsel in the preparation and filing with the SEC of a registration statement, either on Form S-1 or SB-2 assist client companies' outside legal counsel and auditors with respect to SEC Staff comments on the registration statement assist client companies in preparing for an audit of their financial statements in connection with the registration statement assist client companies in obtaining market makers and in filing the Form 211 for OTCBB listings assist client companies with respect to obtaining a "manual exemption" from filing requirements under state securities laws evaluate opportunities for obtaining research on client companies evaluate general client company profile materials
  advise client company management regarding general private to public company transition issues and matters introduce client companies to possible institutional sources of private financing provide general management and financial consulting services

We do not provide investor relations or financial public relations services. Nor do we underwrite client companies' securities. Our management will not accept management or director positions with any client company.

We are compensated in cash and client company stock for our services. We expect to sell the stock consideration received after trading of our client companies' securities begins. All transactions in the securities of client companies are effected in open market transactions by members of the National Association of Securities Dealers with which we are not affiliated. If we elect to distribute as a dividend shares we receive of a client company, they are made pro rata to our stockholders without expense or fee.

In 2003, we signed two consulting agreements with private companies that wished to utilize our services. Both companies filed registration statements with the Securities and Exchange Commission ("SEC"). One company completed the registration process in the first quarter of 2004, and the other is in the review process with the SEC. We recorded non-cash revenue in 2003 from the receipt of equity securities from one of these companies. We are considering additional clients but have not entered into any agreements as of April 2, 2004.

As part of our plan to enhance stockholder value, our Board of Directors declared and paid a dividend of 291,165 shares of the common stock of one client company. The pay date of the dividend was January 7, 2004.

We do not underwrite our clients' securities, do not make markets in clients' securities, do not provide research, and do not engage in other services typically provided by broker-dealers. We generally agree to make introductions to institutional investors after a client company has filed its registration statement. However, we will not accept a commission or finders' fee on any capital realized by client companies as a result of such introductions. We are preparing an application for membership in the National Association of Securities Dealers for a wholly-owned subsidiary corporation. When and if that application is filed and approved, we may generate revenue from commissions from private placement transactions through this subsidiary corporation.

Our management believes that the Company's program fills an important market need for business enterprises by enabling them to attain public status and to achieve a trading market for their securities in full compliance with securities regulations:

  For smaller companies, we provide a range of management and financial consulting services that help prepare clients for public company status without undergoing a risky and costly reverse merger. For these companies, public status often enhances their ability to attract capital from portfolio managers and other institutional investors that will not consider investments in private companies.
  For larger companies, we provide similar services as needed in the context of an alternative to an underwritten initial public offering, thereby minimizing dilution while at the same time enabling them to obtain the benefits of public company status, e.g., in order to use their publicly-trade securities as acquisition currency and to engage in private placements at higher valuations.

Our program is grounded in full disclosure because client companies file a registration statement with the SEC. We work closely with legal and accounting professionals of client companies in the preparation of applicable disclosure documents but do not supplant these professionals. We believe that full disclosure in the form of a registration statement filed with the SEC before trading begins is in the spirit of the Securities Act of 1933 as well as the Sarbanes-Oxley Act. With increasing regulatory skepticism and scrutiny of reverse mergers and the promoters of these types of transactions, we believe our program will continue to attract an increasing level of interest from companies wishing to take advantage of the benefits of public status.

 A description of our business may also be found at www.cytation.com.

Competition

We know of no other provider of the type of services we offer. However, our competition includes investment banking firms that underwrite securities on a best efforts or firm commitment basis as well as promoters of reverse merger transactions.

Other

We market our services by word-of-mouth and over the internet as well as through intermediaries. We do not rely on any third-party suppliers. We will accept only a limited number of new client companies and expect to be increasingly selective in the future. In this respect, we are dependent on a few key customers at any given time.

We have no patents, trademarks, licenses, franchises or similar intellectual property, although we believe there is considerable know-how and expertise involved in our business that is not generally known by or available to third parties absent substantial hands-on experience across a fairly broad spectrum of disciplines.

We do not require any governmental approvals to conduct our business, although our clients are required to file their registration statements with the SEC. Our clients are also required to obtain approval to list their securities on Nasdaq, the OTCBB or applicable exchange. These processes can, and often do, entail considerable delays and expense in general, and we expect our clients to experience both. Government regulations are increasing in this area, and it is increasingly costly and burdensome to be a public company- particularly for smaller enterprises - after the enactment of the Sarbanes-Oxley legislation in 2002.

We incur no costs for compliance with environment laws.

Our common stock trades on the Over the Counter Bulletin Board under the symbol "CYON".

As of December 31, 2003, we had no employees. We retained the services of two consultants who are our officers and directors.

Item 2.  Properties

Our corporate office is located at 251 Thames Street, Bristol, Rhode Island, where we occupy approximately 750 square feet on a month-to-month basis. We believe that these facilities are adequate to meet our foreseeable requirements. Our mailing address is PO Box 809, Bristol, Rhode Island 02809. Our telephone number is (401) 254-8800, and our facsimile number is (401) 254-2844.

Item 3.  Legal Proceedings

We are not a party to any pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of our stockholders during the fourth quarter of 2003.

PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder Matters

Our common stock trades on the OTCBB under the symbol "CYON."

The following table sets forth, for the periods indicated, the high and low bid information for our common stock. These quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Fiscal Year Ended December 31, 2002	High	Low
First Quarter ended March 31, 2002	$ .06	$.15
Second Quarter ended June 30, 2002	$ .03	$.01
Third Quarter ended September 30, 2002	$ .02	$. 005
Fourth Quarter ended December 31, 2002*	$1.50	$.15
Fiscal Year Ended December 31, 2003	High	Low
First Quarter ended March 31, 2003	$ .27	$.27
Second Quarter ended June 30, 2003	$6.00	$.27
Third Quarter ended September 30, 2003	$. 20	$.20
Fourth Quarter ended December 31, 2003	$5.00	$.60

*Adjusted for a one-for-150 reverse split effective November 22, 2002.

The ability of individual stockholders to trade their shares in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuer's securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state. Presently, we have no plans to register our securities in any particular state. Further, most likely our shares will be subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended, commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Securities Exchange Act of 1934.

The SEC generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the issuer's net tangible assets (at least $2 million); or exempted from the definition by the SEC. If our shares were deemed to be a penny stock, trading in the shares would be subject to additional sales practice requirements of broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.

For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealers to trade and/or maintain a market in our common stock and may affect the ability of our stockholders to sell their shares.

At April 2 2004, we had 346 holders of record of our common stock.

The market price of our common stock was nominal with little trading volume during 2003.

Dividends and Dividend Policies

We have never paid a cash dividend on our shares of common stock and do not expect to do so in the foreseeable future. We did, however, pay a dividend of shares of the common stock of a client company on January 7, 2004 and may elect to pay stock dividends in the future to enhance stockholder value.

Equity Compensation Plans

We have no equity compensation plans.

Recent Sales of Unregistered Securities

In September 2003, we sold 5,000 restricted shares of common stock to an accredited investor in a private offering pursuant to Rule 506 promulgated under Regulation D of the Securities Act of 1933. The purchaser paid $15,000 for these shares. We sold these shares directly to the purchaser, and accordingly no underwriter or placement agent participated in this transaction.

Repurchase of Securities

We did not repurchase any of our common stock during the fourth quarter of 2003.

Transfer Agent

The transfer agent and registrar for our common stock is Computershare Trust Company, Inc. located in Golden, Colorado.

Item 6.  Management's Discussion and Analysis or Plan of Operation

The following information should be read in conjunction with the historical financial information and the notes thereto included in Items 6 and 7 of this 10-KSB.

This Management's Discussion and Analysis section and other parts of this Form 10-KSB contain forward-looking statements within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. The statements contained in this report that are not historical facts, including without limitation, statements containing the words "believes", "anticipates", "estimates","expects", and words of similar import, constitute 'forward-looking statements.' Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below and in Part I, Item 1."Business." The forward-looking statements contained herein are made as of the date hereof, and management assumes no obligation to update such forward-looking statements. Actual results could differ materially from those anticipated in such forward-looking statements. See "Factors that May Affect Future Results of Operations". The following Management Discussion and Analysis should be read in conjunction with the financial statements and accompanying notes included in this Form 10-KSB.

Critical Accounting Policies

Management considers the following to be critical accounting policies:

We account for employee stock transactions in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." We have adopted the pro forma disclosure requirements of SFAS 123, "Accounting for Stock-Based Compensation." Accordingly, any excess of fair market value of stock issued to employees over exercise prices has been recorded as compensation expense and additional paid in capital.

In the second quarter of 2003, we received 663,089 restricted shares of common stock and warrants of an unrelated entity as compensation for consulting services provided. This company develops, manufactures, sells and installs electric propulsion systems for marine and other applications. The investment is valued at $1,326,178 and recorded on the accompanying financial statements as consulting revenue. Management anticipates that such investment will be carried on a cost basis.

Results of Operations

For the Years Ended December 31, 2003 and December 31, 2002:

Cytation Corporation
Balance Sheets
December 31, 2003 and 2002

ASSETS

	2003	2002

CURRENT ASSETS:
Cash	$2,236	$180,984
Notes receivable, stockholders	10,113	11,348
Notes receivable, others	55,169	55,169
Prepaid expenses and other current assets	1,801	1,800

Total Current Assets	69,319	249,301

PROPERTY AND EQUIPMENT, Net	3,225	17,767

OTHER ASSETS:
Investment	1,326,178	-

TOTAL ASSETS	$1,398,722	$267,068
	========	=======

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$134,100	$356,819
Note payable and accrued interest	114,685	-

TOTAL LIABILITIES	248,785	356,819

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $0.001 par value, 2,000,000 shares authorized,
291,165 and 248,809 shares issued and outstanding, respectively	291	249
Additional paid-in capital	33,118,901	33,078,122
Accumulated deficit	(31,969,255)	(33,168,122)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	1,149,937	(89,751)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,398,722	$267,068
	========	========
See notes to financial statements.

Cytation Corporation
Statements of Operations
For the Years Ended December 31, 2003 and 2002

	2003	2002

REVENUE	$1,366,178	$-

COST OF REVENUE	22,626	-

GROSS PROFIT	1,343,552	-

OPERATING EXPENSES:
Depreciation and amortization	13,614	13,920
General and administrative	139,294	1,127,754

TOTAL OPERATING EXPENSES	152,908	1,141,674

OPERATING INCOME (LOSS)	1,190,644	(1,141,674)

OTHER INCOME (EXPENSES)
Interest income (expense), net	(3,814)	6,591
Write-off of uncollectible note receivable	-	(60,405)
Gain on disposal of equipment	572	-
Gain on settlement of accounts payable	11,465	25,451

TOTAL OTHER INCOME (EXPENSES)	8,223	(28,363)

INCOME (LOSS) BEFORE INCOME TAXES	1,198,867	(1,170,037)

INCOME TAXES	-	-

NET INCOME (LOSS)	1,198,867	(1,170,037)

PREFERRED STOCK DIVIDEND EARNED	-	206,324

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHARES	$1,198,867	$(1,376,361)
	========	========
Net Income (Loss) Per Share (Basis and Diluted)
Basic	$4.50	$(5.53)
	========	========
Diluted	$4.11	$(5.53)
	========	========
Weighted Average Common Shares Outstanding:
Basic	266,701	249,052
	========	========
Diluted	291,659	249,052
	========	========
See notes to financial statements.

Revenues. Revenues in the amount of $1,366,178 were infinitely greater in the year ended December 31, 2003 than for the year ended December 31, 2002 inasmuch as we had no revenue in 2002. This increase is attributable to the commencement of our new plan of operation during the first quarter of 2003 to provide consulting and related services to private companies that wish to become reporting companies and develop a trading market for their securities. Substantially all of our revenues resulted from the receipt of 663,089 shares of the common stock of one client company valued at $2.00 per share.

Cost of Revenues. Our cost of revenues was $22,626, or less than 2% of revenues. We had no cost of revenues for the year ended December 31, 2002.

Operating Expenses. Operating expenses for the year ended December 31, 2003 were $152,908, or about 11% of revenues. This amount was approximately 87% less than operating expenses for the year ended December 31, 2002 in the amount of $1,141,674. This decrease is attributable principally to reduced payroll expense.

Income. The operating income for the year ended December 31, 2003 was approximately $1,198,867, an infinite increase over a net operating loss of $1,170,037 for the year ended December 31, 2002 when we had no operating income and were still in the stage of researching and developing the plan for our current business.

Liquidity and Capital Resources

As of December 31, 2003, we had negative working capital of $179,466 compared to negative working capital of $107,518 as of December 31, 2002.

We have minimal fixed expenses and minimal operating costs and are able to operate indefinitely without generating any revenue from the business we currently conduct. Our officers serve as consultants to us and are paid solely from revenues generated from transactional income, if any, in an amount approved by the independent compensation committee of the board of directors. We occupy our office space on a month-to-month basis.

Recent Accounting Pronouncements

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities," which addresses consolidation by business enterprises of VIEs that either: (i) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (ii) have equity investors that lack an essential characteristic of a controlling financial interest.

Throughout 2003, the FASB released numerous proposed and final FASB Staff Positions (FSPs) regarding FIN 46, which both clarified and modified FIN 46's provisions.  In December 2003, the FASB issued Interpretation No. 46 (FIN 46-R), which will replace FIN 46 upon its effective date.  FIN 46-R retains many of the basic concepts introduced in FIN 46; however, it also introduces a new scope exception for certain types of entities that qualify as a "business" as defined in FIN 46-R, revises the method of calculating expected losses and residual returns for determination of the primary beneficiary, includes new guidance for assessing variable interests, and codifies certain FSPs on FIN 46. FIN 46-R does not have a material impact on our Financial Statements.

In 2003, the Emerging Issues Task Force (EITF) reached a consensus on two issues relating to the accounting for multiple-element arrangements: Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables," and Issue No. 03-05, "Applicability of AICPA SOP 97-2 to Non- Software Deliverables in an Arrangement Containing More Than Incidental Software." The consensus opinion in EITF No. 03-05 clarifies the scope of both EITF 00-21 and Statement of Financial Position (SOP) 97-2, "Software Revenue Recognition," and was reached on July 31, 2003.  The transition provisions allow either prospective application or a cumulative effect adjustment upon adoption.  EITF Nos. 00-21 and 03-05 did not have a material impact on our Financial Statements.

In December 2003, the FASB revised SFAS No.132, "Employers' Disclosures about Pensions and other Post-retirement Benefits, an amendment of FASB Statements No. 87, 88 and 106." This new SFAS No. 132 retains all of the disclosure requirements of SFAS No. 132; however, it also requires additional annual disclosures describing types of plan assets, investment strategy, measurement date(s), expected employer contributions, plan obligations, and expected benefit payments of defined benefit pension plans and other defined benefit postretirement plans.  SFAS No. 132 does not have a material impact on our Financial Statements.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and develops a single accounting model, based on the framework established in SFAS No.  121 for long-lived assets to be disposed of by sale, whether such assets are or are not deemed to be a business.  SFAS No. 144 also modifies the accounting and disclosure rules for discontinued operations.  The standard was adopted on January 1, 2003, and did not have a material impact on our Financial Statements.

In April 2003, the FASB issued SFAS No.149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative as discussed in SFAS No. 133.  It also specifies when a derivative contains a financing component that requires special reporting in the Consolidated Statement of Cash Flows.  SFAS No. 149 amends certain other existing pronouncements in order to improve consistency in reporting these types of transactions.  The new guidance is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. SFAS No. 149 did not have a material effect on the Financial Statements.

In May 2003, the FASB issued SFAS No.150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. It establishes classification and measurement standards for three types of freestanding financial instruments that have characteristics of both liabilities and equity.  The provisions of SFAS No. 150 are effective for (i) instruments entered into or modified after May 31, 2003, and (ii) pre-existing instruments as of July 1, 2003. In November 2003, through the issuance of FSP 150-3, the FASB indefinitely deferred the effective date of certain provisions of SFAS No. 150, including mandatory redeemable instruments as they relate to minority interests in consolidated finite-lived entities.  The adoption of SFAS No. 150, as modified by FSP 150-3, did not have a material effect on our Financial Statements.

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

We have sought to identify what we believe to be the most significant risks to its business as discussed in "Risk Factors", above, but cannot predict whether or to what extent any of such risks may be realized; nor can there be any assurance that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our securities.

LIMITED OPERATING HISTORY; ANTICIPATED LOSSES; UNCERTAINTY OF FUTURE RESULTS

We have a limited operating history upon which an evaluation of us and our prospects of success in our new plan of operation can be based. Our prospects must be evaluated with a view to the risks encountered by a company in varying stages of development, particularly in light of the uncertainties relating to the business model that we are marketing and the potential acceptance of that model.

DEPENDENCE ON KEY PERSONNEL

The business in which we are now engaged utilizes the specific skills of our officers, both of whom are consultants and not our employees. Neither consultant devotes full time to the business. If either of these consultants were to terminate his relationship with us as an officer, it would not be possible to pursue new business or to fulfill agreements, if any, that we may have entered into without first finding qualified replacement personnel. There is a limited number of personnel with the requisite skills to serve in these positions. The loss of the services of either of these consultants could have a material adverse effect on our business, operating results and financial condition. We do not maintain any key person life insurance.

FLUCTUATIONS IN OPERATING RESULTS

We have experienced and expect to continue to experience fluctuations in our quarterly and annual operating results.

WE MAY LACK THE ABILITY TO RECORD, PROCESS, SUMMARIZE AND REPORT FINANCIAL DATA IN COMPLIANCE WITH OUR PUBLIC COMPANY REPORTING REQUIREMENTS IF WE FAIL TO IMPROVE OUR INTERNAL CONTROLS AND PROCEDURES FOR FINANCIAL REPORTING.

We had no employees as of December 31, 2003.  Our two officers were consultants who provided part-time services to the Company.  Accordingly, all transactions were processed by these two individuals without the checks and balances one has in a larger organization.

We believe we need to correct deficiencies in our internal controls and procedures for financial reporting. One of our consultants who serves as an officer is our part-time chief financial officer. However, we need to hire a bookkeeper or controller. Failure to address this in a timely manner might increase the risk of future financial reporting misstatements and may prevent us from being able to meet our filing deadlines. Because the number of accounting transactions has been relatively small, we believe that these deficiencies have not affected our financial statements which are part of this prospectus. However, we will need to correct such deficiencies as we expand our operations. Furthermore, we plan to remedy such deficiencies during 2004.

In addition, we must establish a process to facilitate management's assessment of the design and operating effectiveness of our internal controls and procedures for financial reporting to enable us to comply with Section 404 of the Sarbanes-Oxley Act of 2002, which will be in effect for our fiscal year ending December 31, 2005.

There can be no assurance that these actions and any other actions we may take to improve our internal controls and procedures will be successful. Our failure to implement these actions could adversely affect our ability to record, process, summarize and report financial data in compliance with our public company reporting obligations.

GENERAL ECONOMIC AND MARKET CONDITIONS

We are subject to the effects of general economic and market conditions. If economic and market conditions deteriorate, our business, results of operations or financial condition could be materially adversely affected.

INTEREST IN PUBLIC COMPANIES

If interest in investing in companies whose securities are publicly traded declines as it did substantially in 2001 and 2002, our business, results of operations or financial condition could be materially adversely affected.

WAR OR ACTS OF TERRORISM

Terrorist acts or acts of war may result in a decreased interest on the part of our prospective clients in transitioning from private to public status. Accordingly, our business, results of operations or financial condition could be materially adversely affected as a result thereof.

POSSIBLE FUTURE VOLATILITY OF STOCK PRICE AND TRADING VOLUME

The market price and trading volume of our common stock has been nominal during 2003. Historically, however, the market price and trading volume our common stock has been volatile, and it is possible that the market price and trading volume will again be volatile if, and to the extent that, we are successful in executing our new business plan. There is currently a significant discrepancy between the bid and asked prices for our common stock. In addition, in recent years the stock market in general, and the market for small companies in particular, has experienced extreme price fluctuations (and recently, severe declines) which have often been unrelated to the operating performance of affected companies. Such fluctuations could adversely affect the market price of our common stock.

REGULATORY RISKS

Our activities require that our client companies either undergo review by or obtain approval from various regulatory agencies, including the SEC, the National Association of Securities Dealers, various exchanges and state securities commissions. Adverse determinations or delays in responses from any of these organizations can materially delay our receipt of revenue.

In addition, our business, results of operations or financial condition could be materially adversely affected if laws, regulations or standards relating to us or to the services we provide are implemented or changed.

Quantitative and Qualitative Disclosures About Market Risks

We have considered the provisions of Financial Reporting Release No. 48 "Disclosures of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosures of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Commodity Instruments." We have no holdings of derivative financial or commodity instruments at December 31, 2003.

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

Item 7.  Financial Statements and Supplementary Data

Our Financial Statements and related Report of Independent Auditors are presented in the following pages. The Financial Statements filed in this Item 7 are as follows:

Report of Independent Auditors
Balance Sheets as of December 31, 2003 and 2002
Statements of Operations for the years ended December 31, 2003 and 2002
Statements of Changes in Stockholders' Equity for the years ended December 31, 2003 and 2002
Statements of Cash Flows for the for the years ended December 31, 2003 and 2002
Notes to Financial Statements

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

CYTATION CORPORATION
FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

CONTENTS

REPORT OF INDEPENDENT AUDITORS

FINANCIAL STATEMENTS

          Balance Sheets

          Statements of Operations

          Statements of Cash Flows

          Statements of Changes in Stockholders' Equity

NOTES TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT AUDITORS

April 8, 2004

The Board of Directors and Stockholders,

We have audited the accompanying balance sheets of Cytation Corporation as of December 31, 2003 and 2002 and the related statements of operations, changes in stockholders' equity (deficit), and cash flow for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cytation Corporation at December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

/s/ Radin Glass & Co., LLP
Certified Public Accountants
New York, NY

Cytation Corporation
Balance Sheets
December 31, 2003 and 2002

ASSETS

	2003	2002

CURRENT ASSETS:
Cash	$2,236	$180,984
Notes receivable, stockholders	10,113	11,348
Notes receivable, others	55,169	55,169
Prepaid expenses and other current assets	1,801	1,800

Total Current Assets	69,319	249,301

PROPERTY AND EQUIPMENT, Net	3,225	17,767

OTHER ASSETS:
Investment	1,326,178	-

TOTAL ASSETS	$1,398,722	$267,068
	========	=======

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$134,100	$356,819
Note payable and accrued interest	114,685	-

TOTAL LIABILITIES	248,785	356,819

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $0.001 par value, 2,000,000 shares authorized,
291,165 and 248,809 shares issued and outstanding, respectively	291	249
Additional paid-in capital	33,118,901	33,078,122
Accumulated deficit	(31,969,255)	(33,168,122)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	1,149,937	(89,751)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,398,722	$267,068
	========	========
See notes to financial statements.

Cytation Corporation
Statements of Operations
For the Years Ended December 31, 2003 and 2002

	2003	2002

REVENUE	$1,366,178	$-

COST OF REVENUE	22,626	-

GROSS PROFIT	1,343,552	-

OPERATING EXPENSES:
Depreciation and amortization	13,614	13,920
General and administrative	139,294	1,127,754

TOTAL OPERATING EXPENSES	152,908	1,141,674

OPERATING INCOME (LOSS)	1,190,644	(1,141,674)

OTHER INCOME (EXPENSES)
Interest income (expense), net	(3,814)	6,591
Write-off of uncollectible note receivable	-	(60,405)
Gain on disposal of equipment	572	-
Gain on settlement of accounts payable	11,465	25,451

TOTAL OTHER INCOME (EXPENSES)	8,223	(28,363)

INCOME (LOSS) BEFORE INCOME TAXES	1,198,867	(1,170,037)

INCOME TAXES	-	-

NET INCOME (LOSS)	1,198,867	(1,170,037)

PREFERRED STOCK DIVIDEND EARNED	-	206,324

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHARES	$1,198,867	$(1,376,361)
	========	========
Net Income (Loss) Per Share (Basis and Diluted)
Basic	$4.50	$(5.53)
	========	========
Diluted	$4.11	$(5.53)
	========	========
Weighted Average Common Shares Outstanding:
Basic	266,701	249,052
	========	========
Diluted	291,659	249,052
	========	========
See notes to financial statements.

Cytation Corporation
Statements of Cash Flows
For the Years Ended December 31, 2003 and 2002

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,198,867	$(1,170,037)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation	13,614	13,920
Non-cash consulting income	(1,326,178)
Amortization of deferred compensation	-	410,000
Write-off of notes/accounts receivable	-	60,405
Gain on settlement of accounts payable	(11,465)	(25,451)
Gain on disposal of equipment	(572)
Accrued interest on note payable	3,819	-
Equity based compensation	25,821	-
Changes in operating assets and liabilities:
Prepaid expenses and others	-	152,836
Accounts payable and accrued expenses	(100,389)	170,997

CASH FLOW USED IN OPERATING ACTIVITIES	(196,483)	(387,330)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of equipment	1,500	-
Collection of notes receivable	1,235	64,831

CASH FLOW PROVIDED BY INVESTING ACTIVITIES	2,735	64,831

CASH FLOWS FROM FINANCING ACTIVITIES:
Net changes in cash in escrow account	-	424,781
Repurchase of preferred stock	-	(1,150)
Proceeds from issuance of common stock	15,000	-
Purchase of fractional shares of common stock in
connection with reverse stock split	-	(10)

CASH FLOW PROVIDED BY FINANCING ACTIVITIES	15,000	423,621

NET INCREASE (DECREASE) IN CASH	(178,748)	101,122

CASH, Beginning	180,984	79,862

CASH, Ending	$2,236	$180,984
	========	========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the years for:
Interest	$-	$-
	========	========
Taxes	$-	$-
	========	========
Non-cash investing and financing activities:
Purchase of Preferred A by reduction of note receivable	$-	$10,250
	========	========
See notes to financial statements.

Cytation Corporation
Statements of Changes in Stockholders' Equity (Deficit)

	Preferred Stock		Common Stock		Additional	Deferred	Accumulated
	Shares	Amount	Shares	Amount	Paid-in Capital	Compensation	Deficit	Total
Balance - December 31, 2001	1,140,000	$4,584,980	249,079	$249	$28,504,552	$(410,000)	$(31,998,085)	$681,696

Purchase of fractional shares in								-
connection with reverse stock split			(270)		(10)			(10)
Purchase of Series A preferred stock	(1,140,000)	(4,584,980)			4,573,580			(11,400)
Amortization of deferred compensation						410,000		410,000
Net loss							(1,170,037)	(1,170,037)

Balance - December 31, 2002	-	-	248,809	249	33,078,122	0	(33,168,122)	(89,751)

Issuance of common stock			35,000	35	20,965			21,000
Issuance of common stock and option for services			9,667	9	19,812			19,821
Redemption of common stock			(2,311)	(2)	2			-
Net income							1,198,867	1,198,867

Balance - December 31, 2003	-	$-	291,165	$291	$33,118,901	0	$(31,969,255)	$1,149,937
	=======	======	=======	======	=========	========	========	=========

See notes to financial statements

Cytation Corporation
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

c.  Fair Value of Financial Instruments - The carrying amounts reported in the balance sheet for cash, short-term loan, accounts payable and accrued expenses approximate fair value based on the short-term maturity of these instruments.

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

e.  Revenue Recognition - Revenues were recognized when services are performed and the earnings process is completed.

f.  Employee Stock Options and Shares Issued for Services - The Company accounts for employee stock transactions in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has adopted the proforma disclosure requirements of SFAS 123, "Accounting for Stock-Based Compensation." Accordingly, any excess of fair market value of stock issued to employees over exercise prices has been recorded as compensation expense and additional paid in capital.

g.  Earning (Loss) Per Share - The Company adopted the provision of SFAS No. 128, "Earnings per Share". SFAS No. 128 eliminates the presentation of primary and fully dilutive earnings per share ("EPS") and requires presentation of basic and diluted EPS. Basic EPS is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock and common stock equivalents outstanding for the period. Common stock equivalents.

h.  Reporting of Segments - The Company adopted No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes the criteria for determining an operating segment and establishes the disclosure requirements for reporting information about operating segments. The Company had determined that under SFAS No. 131, it operated in one segment of service.

i.  Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all short-term investments with an original maturity of three months or less to be cash equivalents. The Company may have cash balances in the bank in excess of the maximum amount insured by the FDIC through the period.

3.  Notes Receivable, Stockholders and Others

	2003	2002
Note receivable from stockholders, non-interest bearing and due on demand.	$10,148	$11,348

Note receivable from a related entity, principal and interest at 6% due on December 31, 2003.	55,169	55,169
	$65,317	$66,517
	========	========

4. Property and Equipment

Property and Equipment at December 31, 2003 and 2002 consist of the following:

	2003	2002	Estimated Useful Lives
Computer and equipment	$42,818	$45,266	3 years
Leasehold improvements	10,414	10,414	7 years
	53,232	55,680
Less: accumulated depreciation	50,007	37,913
Property and Equipment, Net	$3,225	$17,767
	========	========

Depreciation expense for the years ended December 31, 2003 and 2002 was $13,614 and $13,920, respectively.

5.  Stockholders' Equity

a.  Authorized Shares

The Company's authorized shares consisted of 110,000,000 shares, divided into 100,000,000 shares of common stock, par value $.001 per share and 10,000,000 shares of preferred stock, par value $.01 per share. In November 2002, the Company amended its certificate of incorporation in connection with the reverse stock split (see b. below). The Company's authorized shares now consists of 3,140,000 shares, divided into 2,000,000 shares of common stock, par value $.001 per share and 1,140,000 shares of preferred stock, par value $.01 per share.

b.  Reverse Stock Split

I n September 2002, the stockholders and the board of directors approved and authorized a 1-for-150 reverse stock split of the Company's common stock. In November 2002, the Company's certificate of incorporation was amended to provide for this reverse split. Stockholders' equity (deficit) has been restated to give retroactive recognition to the stock split for all periods presented. In addition, all references to number of shares, per share amounts, stock option data, and market prices of common stock have been restated to reflect the reverse stock split.

c.  Series A Convertible Preferred Stock

In April 1999, the Company received $3,100,000 in exchange for 775,000 shares of 6% cumulative preferred stock designated as "Series A Convertible Preferred Stock" ("Preferred A") from two investors. "Preferred A" has a stated value of $4.00 per share, a par value of $.01 per share and dividends payable quarterly when and if declared by the Company's board of directors. The Company subsequently issued an additional 365,000 shares of Preferred A to other investors on the same terms. Prior to its redemption (see below), any holder of Preferred A could at any time convert stock into the common stock of the Company at a ratio of one share of common stock for each share of Preferred A. The Company could require conversion on or after the first anniversary of the initial purchase if the closing bid price for its common shares exceeded $6.00 for twenty consecutive trading days. If a special event occured, as defined, the holders of the issued and outstanding Preferred A were entitled to receive $4.00 for each share of Preferred A before any distribution of the assets of the Company could be made to the holders of any other capital stock.

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

On September 30, 2002, the Company redeemed all 1,140,000 shares of Preferred A for an aggregate purchase price of $11,400. In connection with this transaction, the Company issued to the preferred stockholders, except the Related Entity, two-year warrants to purchase 767 shares of the Company's common stock at an exercise price of $1.50 per share. These warrants ware in all respects (other than the issue and expiration dates) the same as the Company Warrants and were valued under the Black-Scholes method at $1.50 per share. The Related Entity Warrant was canceled in connection with this transaction. The holders of Preferred A waived their right to any unpaid dividends.

d.  Series C Convertible Preferred Stock

In September 1999, the Company received $4,000,000 in exchange for 1,000,000 shares of 6% cumulative preferred stock designated as "Series C Convertible Preferred Stock" ("Preferred C") from PNC Bank Corp. Prior to its redemption (see below), the Preferred C had a stated value of $4.00 per share, a par value of $0.01 per share and dividends payable quarterly. The Preferred C holder had similar preferences to the preferences of the Preferred A (see c. above).

During the year ended December 31, 2001, the Company redeemed all 1,000,000 shares of the Preferred C for an aggregate purchase price of $20,000. The holder of the Preferred C waived its right to any unpaid dividends.

e.  Issuance of Common Stock

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

On September 9, 2003, the Company issued 12,500 common shares to each of two consultants who serve as executive officers of the Company and 2,500 common shares to each of the two directors for services provided. These shares are valued at $0.20 per share.

In September 2003, the Company sold 5,000 restricted common shares to an accredited investor for $15,000 through a private offering.

f.  Options and Warrants

On December 15, 2003, the Company granted a consultant who serves as an executive officer of the Company a 10-year option to purchase 25,000 shares of its common stock at an exercise price $0.001 per share. Accordingly, the Company recorded consulting expenses of $14,987 using the Black-Scholes option-pricing model.

Weighted average exercise price for options outstanding at December 31, 2003 was $0.001. None of these options were exercisable options at December 31, 2003.

The following table summarizes the changes in options outstanding and the related exercise price ranges for shares of the Company's common stock:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2002	-
Granted	25,000	$0.001
Exercised	-
Expired or cancelled	-
Outstanding at December 31, 2003	25,000	$0.001
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

The changes in warrants outstanding and related price ranges are as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2001	14,712	$232.50
Granted	767	1.50
Exercised	--
Expired or cancelled	(6,412)	304.50
Outstanding at December 31, 2002	9,067	162.00
Granted	--
Exercised	--
Expired or cancelled	(6,833)	1.50
Outstanding at December 31, 2003	2,234	650.66
	=========

For disclosure purposes in accordance with SFAS No. 123, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for stock options granted during the periods:

	2003	2002
Expected volatility	213%	565%
Annual dividends	-0-	-0-
Risk-free interest rate	4.28%	1.82%
Expected life of option	3 Years	2 years

No options have been granted to employees during the year ended December 31, 2003 and 2003. Therefore, if the Company had recognized compensation cost for the employee stock options in accordance with SFAS No. 123, the Company's pro forma net income (loss) and earning (loss) per share would have been the same as the net income (loss) and earning (loss) per share as reported on the accompanying statements of operations.

6.  Commitments and Contingencies

a.  The Company had a two-year lease agreement that expired on December 31, 2002. The Company currently rents its office on a month-to-month basis. Rent expense was approximately $19,000 and $23,000 for the years ended December 31, 2003 and 2002, respectively.

b.  Effective July 1, 2001, the Company entered into three-year employment agreements with two officers who are principal stockholders of the Company. On October 15, 2001, the Company advanced to two officers $375,000 and $225,000, respectively, as an inducement for the officers to remain with the Company through at least January 2, 2003. These advances were converted to a continuation bonus on January 2, 2003. Such advances have been recorded as deferred compensation and amortized over fifteen months. These agreements were terminated by mutual consent of the Company and the two officers effective December 31, 2002 and they continued to provide service to the Company as consultants. In connection with an option granted to one of the consultants in December 2003, this consultant agreed to repay $275,000 of the $375,000 bonus if he ceased providing services before March 31, 2004.

c.  On March 20, 2000, the Company entered into a forty-two (42) month agreement with a consultant to provide services as requested by the Company. The Company agreed to pay the consultant $133,000 a year through September 1, 2000 and $54,000 annually through September 1, 2003, plus stock option and other benefits. In February 2002, the consultant filed a demand for arbitration arising under his termination of the consulting agreement and other matters, in which he claimed that the Company owed him $239,059 plus interest. In December 2002, the Company and the consultant had resolved this matter and all payments made by the Company were included in general and administrative expenses.

7.  Income Taxes

The Company accounts for its income taxes under SFAS No. 109, "Accounting for Income Taxes" which requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. At , the Company had net operating loss carryforwards of approximately $19,000,000 and $20,000,000, expiring 2011 through 2023. SFAS No. 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. At , a valuation allowance for the full amount of the deferred tax asset was recorded because of operating losses incurred and the uncertainties as to the amount of taxable income that would be generated in the future years. In addition, the utilization of such net operating losses is subject to certain limitations under Federal income tax laws.

The components of the net deferred tax asset consist of the following at :

	2003	2002
Net operating loss carryforwards	$6,650,000	$7,000,000
Valuation allowance	(6,650,000)	(7,000,000)
	$-	$-
	===========	==========

The provision for income taxes differs from the amount computed applying the statutory federal income tax rate to income before income taxes as follows as of December 31, 2003 and 2002:

	2003	2002
Income tax (benefit) computed at statutory rate at 35%	$419,000	$(410,000)
Utilization of NOL	(419,000)
Tax benefit not recognized	-	410,000
Provision for income taxes	$-	$-
	========	========

8.  Investment/Non-Cash Income:

In the second quarter of 2003, the Company received 663,089 (post-1-for-2 stock split) restricted shares of common stock and warrants of an unrelated entity, Solomon Technologies, Inc. ("Solomon"), constituting approximately 13% of the total outstanding shares of Solomon, as compensation for consulting services provided. Solomon develops, manufactures, sells and installs the patented "Electric Wheel" motor system as well as a full line of high torque electric propulsion systems for marine and other applications. The investment is valued at $1,326,178 and recorded as consulting revenue on the accompanying financial statements. Such investment is carried on a cost basis.

9.  Accounting Developments:

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities," which addresses consolidation by business enterprises of VIEs that either: (i) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (ii) have equity investors that lack an essential characteristic of a controlling financial interest.

Throughout 2003, the FASB released numerous proposed and final FASB Staff Positions (FSPs) regarding FIN 46, which both clarified and modified FIN 46's provisions.  In December 2003, the FASB issued Interpretation No. 46 (FIN 46-R), which will replace FIN 46 upon its effective date.  FIN 46-R retains many of the basic concepts introduced in FIN 46; however, it also introduces a new scope exception for certain types of entities that qualify as a "business" as defined in FIN 46-R, revises the method of calculating expected losses and residual returns for determination of the primary beneficiary, includes new guidance for assessing variable interests, and codifies certain FSPs on FIN 46. FIN 46-R does not have a material impact on the Company's Financial Statements.

In 2003, the Emerging Issues Task Force (EITF) reached a consensus on two issues relating to the accounting for multiple-element arrangements: Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables," and Issue No. 03-05, "Applicability of AICPA SOP 97-2 to Non- Software Deliverables in an Arrangement Containing More Than Incidental Software." The consensus opinion in EITF No. 03-05 clarifies the scope of both EITF 00-21 and Statement of Financial Position (SOP) 97-2, "Software Revenue Recognition," and was reached on July 31, 2003.  The transition provisions allow either prospective application or a cumulative effect adjustment upon adoption.  EITF Nos. 00-21 and 03-05 did not have a material impact on the Company's Financial Statements.

In December 2003, the FASB revised SFAS No.132, "Employers' Disclosures about Pensions and other Post-retirement Benefits, an amendment of FASB Statements No. 87, 88 and 106." This new SFAS No. 132 retains all of the disclosure requirements of SFAS No. 132; however, it also requires additional annual disclosures describing types of plan assets, investment strategy, measurement date(s), expected employer contributions, plan obligations, and expected benefit payments of defined benefit pension plans and other defined benefit postretirement plans.  SFAS No. 132 does not have a material impact on the Company's Financial Statements.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and develops a single accounting model, based on the framework established in SFAS No.  121 for long-lived assets to be disposed of by sale, whether such assets are or are not deemed to be a business.  SFAS No. 144 also modifies the accounting and disclosure rules for discontinued operations.  The standard was adopted on January 1, 2003, and did not have a material impact on the Company's Financial Statements.

In April 2003, the FASB issued SFAS No.149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative as discussed in SFAS No. 133.  It also specifies when a derivative contains a financing component that requires special reporting in the Consolidated Statement of Cash Flows.  SFAS No. 149 amends certain other existing pronouncements in order to improve consistency in reporting these types of transactions.  The new guidance is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. SFAS No. 149 did not have a material effect on the Financial Statements.

In May 2003, the FASB issued SFAS No.150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. It establishes classification and measurement standards for three types of freestanding financial instruments that have characteristics of both liabilities and equity.  The provisions of SFAS No. 150 are effective for (i) instruments entered into or modified after May 31, 2003, and (ii) pre-existing instruments as of July 1, 2003. In November 2003, through the issuance of FSP 150-3, the FASB indefinitely deferred the effective date of certain provisions of SFAS No. 150, including mandatory redeemable instruments as they relate to minority interests in consolidated finite-lived entities.  The adoption of SFAS No. 150, as modified by FSP 150-3, did not have a material effect on the Company's Financial Statements.

PART III

Item 9.  Directors and Executive Officers of the Registrant

We will furnish to the SEC a definitive Proxy Statement not later than 120 days after the close of the fiscal year ended December 31, 2003. Certain information required by this item is incorporated herein by reference to the Proxy Statement.

Item 10.  Executive Compensation

The information required by this item is incorporated herein by reference to the Proxy Statement.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated herein by reference to the Proxy Statement.

Item 12.  Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to the Proxy Statement.

Item 13.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
      (a) The following documents are filed as part of the Report.

          1.  Financial Statements (see index to financial statements)
          2.  Financial Statement Schedule - None

     (b) Reports on Form 8-K

1. Form 8K, Other Events, filed on March 25, 2003.

2. Form 8K, Other Events, filed on August 11, 2003.

3. Form 8K, Other Events, filed on December 19, 2003

(c)  Exhibits

The following exhibits are filed as part of or incorporated by reference into this Report:

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation of the Company(2)
3.2	Articles of Merger between the Company and Cytation Corporation, dated February 11, 1999(1)
3.3	Articles of Merger between CollegeLink.com Incorporated and ECI, Inc., dated August 10, 1999(2)
3.4	Certificate of Merger of CollegeLink.com Incorporated and ECI, Inc., dated August 10, 1999(2)
3.5	Certificate of Ownership and Merger between the Company and CollegeLink.com Incorporated, dated November 15, 1999(2)
3.6	By-Laws of the Company(2)
4.1	Please see Exhibits 3.1 and 3.6 for provisions of the Amended and Restated Certificate of Incorporation and By-Laws of the Company defining the rights of holders of the common stock of the Company
10.1	Amended and Restated Asset Purchase Agreement by and among TMP Worldwide, Inc., CollegeLink.com Incorporated and CollegeLink Corporation, dated May 2, 2001(3)
10.2	Escrow Agreement by and among the Company, TMP Worldwide, Inc, and Eastern Bank and Trust Company, dated June 20, 2001
10.3	Bill of Sale and Assignment, by and among TMP Worldwide, Inc., CollegeLink.com Incorporated and CollegeLink Corporation, dated June 20, 2001
10.4	Non-Competition and Non-Solicitation Agreement between TMP Worldwide and Richard A. Fisher, dated June 20, 2001
10.5	Non-Competition and Non-Solicitation Agreement between TMP Worldwide and Kevin J. High, dated June 20, 2001
10.6	Employment Agreement, dated October 15, 2001, between the Company and Richard A. Fisher
10.7	Employment Agreement, dated October 15, 2001, between the Company and Kevin High
10.8	Letter from Richard A. Fisher dated February 20, 2003 terminating his employment agreement with the Company effective December 31, 2002
10.9	Letter from Kevin J. High dated February 20, 2003 terminating his employment agreement with the Company effective December 31, 2002
24.1	Power of Attorney (contained on the signature page of this Form 10-KSB)
31.1	Rule 13a-14(A) Certification of Chairman of the Board
31.2	Rule 13a-14(A) Certification of President and Acting Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act Of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act Of 2002

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

Dated April 12, 2004	CYTATION CORPORATION

By: /s/ RICHARD A. FISHER
Richard A. Fisher
Chairman

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Date	Title
/s/ Richard A. Fisher	April 12, 2004	Chairman of the Board
Richard A. Fisher		(Principal Executive)

/s/ Kevin J. High	April 12, 2004	President, Director
Kevin J. High		(Principal Financial and Accounting Officer)

/s/ John J. Gilece, Jr.	April 12, 2004	Director
John J. Gilece, Jr.

/ s/ Christopher Portner	April 12, 2004	Director
Christopher Portner