Form 10QSB
period 2004-03-31
CYTATION CORP
filed 2004-05-14
CIK 95047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

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

Common Stock, $.001 Par Value - 436,165 shares as of May 13, 2004.

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

PART 1 FINANCIAL INFORMATION

Item 1. Financial Statements.

Cytation Corporation

CONTENTS

UNAUDITED FINANCIAL STATEMENTS

     Balance Sheets as of March 31, 2004 and December 31, 2003

     Statements of Operations for the Three Months Ended March 31, 2004 and 2003

     Statements of Cash Flows for the Three Months Ended March 31, 2004 and 2003

     Notes to Financial Statements

Cytation Corporation
Balance Sheets

ASSETS
	March 31,	December 31,
	2004	2003
	(Unaudited)	(Audited)
CURRENT ASSETS:
Cash	$649	$2,236
Marketable securities	1,308,264	-
Notes receivable, stockholders	10,113	10,113
Notes receivable, others	55,169	55,169
Prepaid expenses and other current assets	1,800	1,800

Total Current Assets	1,375,995	69,318

PROPERTY AND EQUIPMENT, Net	2,421	3,225

OTHER ASSETS:
Investment	5,000	1,326,178

TOTAL ASSETS	$1,383,416	$1,398,721
	========	=========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$161,322	$134,100
Note payable and accrued interest	126,070	114,684

Total Current Liabilities	287,392	248,784

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value, 2,000,000 shares authorized,
436,165 and 291,165 shares issued and outstanding, respectively	436	291
Additional paid-in capital	33,190,781	33,118,901
Other comprehensive income - unrealized gain on marketable securities	741,916	-
Accumulated deficit	(32,837,109)	(31,969,255)

TOTAL STOCKHOLDERS' EQUITY	1,096,024	1,149,937

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,383,416	$1,398,721
	========	=========
See notes to financial statements.

Cytation Corporation
Statements of Operations
For The Three Months Ended March 31, 2004 and 2003
(Unaudited)

	2004	2003

CONSULTING REVENUE	$5,000	$15,000

COST OF REVENUE	445,405	-

GROSS PROFIT	(440,405)	15,000

OPERATING EXPENSES:
Depreciation	804	3,480
General and administrative	109,179	55,277

TOTAL OPERATING EXPENSES	109,983	58,757

OPERATING LOSS	(550,388)	(43,757)

OTHER INCOME (EXPENSES)
Gain on sale of investment	266,250	-
Interest income (expenses), net	(1,386)	5

TOTAL OTHER INCOME	264,864	5

LOSS BEFORE INCOME TAXES	(285,524)	(43,752)

INCOME TAXES	-	-

NET LOSS BEFORE DIVIDEND	(285,524)	(43,752)

NON-CASH DIVIDEND DISTRIBUTION	(582,330)	-

NET LOSS	$(867,854)	$(43,752)
	========	========
Net Loss Per Share (Basic and Diluted)	$(2.96)	$(0.17)
	========	========
Weighted Average Common Shares Outstanding	292,776	255,920
	========	========
See notes to financial statements.

Cytation Corporation
Statements of Cash Flows
For the Three Months Ended March 31, 2004 and 2003
(Unaudited)

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(285,524)	$(43,752)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	804	3,480
Gain on sale of investment	(266,250)	-
Non-cash dividend distribution	(582,330)
Stock based compensation	72,000
Stock dividend to stockholders	582,330	-
Accrued interest on note payable	1,386	-
Non-cash consulting income	(5,000)	-
Non-cash cost of sales expenses and consulting fee	443,750
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	27,222	(137,566)

NET CASH USED IN OPERATING ACTIVITIES	(11,612)	(177,838)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	10,000	-
Proceeds from issuance of common stock	25	-
Purchase of preferred stock	-	(1,150)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	10,025	(1,150)

NET DECREASE IN CASH	(1,587)	(178,988)

CASH, Beginning	2,236	180,984

CASH, Ending	$649	$1,996
	========	========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the periods for:
Interest	$-	$-
	========	========
Taxes	$-	$-
	========	========
Non-cash investing and financing activities:
Conversion of accounts payable to note payable	$-	$110,865
	========	========
See notes to financial statements.

Notes to Financial Statements

  Basis of Presentation

The accompanying unaudited financial statements of Cytation Corporation (the "Company") have been prepared in accordance with generally accounting principles for interim financial information and with the instructions to prepare them for inclusion as part of the Form 10QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements for the periods ended March 31, 2004 and 2003 are unaudited and include all adjustments which in the opinion of management, are necessary in order to make the financial statements not misleading. All such adjustments are of a normal recurring nature. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full year. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10KSB filed with the Securities and Exchange Commission for the period ended December 31, 2003.

2. The Company

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

  Equity Transactions

On March 31, 2004, the Company issued 120,000 of its common shares to certain consultants and directors for services provided. These shares are valued at $0.60 per share, the Company's stock price on the grant date.

On March 31, 2004, the Company issued 25,000 common shares in connection with an exercise of stock option with an exercise price at $0.001 per share.

  Investment/Non-Cash Income/Non-Cash Expenses

In the first quarter of 2004, the Company received 500,000 restricted shares of common stock and warrants of an unrelated entity, American Radio Empire, Inc. ("ARE"), as compensation for the consulting services provided and to be provided. The investment is valued at $5,000, which management believes is approximately the fair value of the shares at this time, and this amount is recorded as consulting revenue on the accompanying financial statements. Management anticipates that such investment will be carried on a cost basis.

In March 2004, the Company transferred 88,750 shares of the common stock of Solomon Technologies, Inc. ("Solomon") to various consultants as compensation for consulting services provided and to be provided. As a result, the Company recorded consulting services expense in the amount of $443,750 and realized a gain from investment of $266,250.

On December 19, 2003, the Board of Directors of the Company declared a stock dividend in shares of Solomon. Pursuant to the Board's resolution, one share of Solomon common stock was to be distributed for each one share of the Company's common stock owned by the Company's stockholders of record on December 23, 2003. The "payment date", or the date of the distribution of the Solomon shares to the Company's stockholders, was to be as soon as practicable after Solomon's registration statement filed with the Securities and Exchange Commission on September 19, 2003 ("Registration Statement") was declared effective and the common stock had been assigned a trading symbol and approved for trading on the OTCBB or other exchange, provided that these events occurred before February 23, 2004 and provided further that, in the opinion of the Board of Directors of the Company, there had been no material change in the terms of the Registration Statement. On January 7, 2004, the Company distributed 291,165 shares of Solomon stock as dividend on a pro rata basis to the Company's stockholders. The investment is valued at $582,330, or $2 cost basis per share.

     5.  Other Comprehensive Income from Unrealized Gain on Marketable Securities

On March 31, 2004, the Company has unrealized gain on marketable securities in amount of $741,916. The fair market value of these marketable securities is $4.62 per share.

     6.  Subsequent Events

On March 18, 2004, the Company entered a consulting agreement with a third party provider of management consulting, business advisory, shareholder information and public relations services. On March 19, 2004, the Company transferred 75,000 shares of Solomon common stock at a value of $375,000 to this third party. On May 11, 2004, the Company terminated this contract and demanded that the third party return all consideration paid by the Company to it.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Results of Operations

Revenues.  Revenues in the amount of $5,000 for the quarter ended March 31, 2004 were $10,000 less than for the quarter ended March 31, 2003. This decrease is attributable to management's decision to value 500,000 restricted shares of common stock of a client company received by the Company in the current quarter at the aggregate par value of such stock ($5,000) and the fact that it received no cash fee for clients in the current quarter. The Company's revenue fluctuates from quarter to quarter, and the value placed on client company restricted securities received by the Company for services rendered and to be rendered is not necessarily indicative of the value such securities will have after they have been registered with the Securities and Exchange Commission and become eligible to be traded publicly. The value placed on securities received by the Company may take into account, among other things, the risk that they may never be listed on an exchange or otherwise be eligible to be traded publicly.

Cost of Revenues.  Our cost of revenues for the quarter ended March 31, 2004 was $445,405, all of which was associated with the sale of securities received by the Company from a client company in 2003 and reported as income for that year. This amount is attributable principally to transfers of client company shares of common stock to third parties for services rendered and to be rendered. We had no cost of revenues for the quarter ended March 31, 2003 inasmuch as we had not entered into any agreements with client companies as of that date.

Operating Expenses.  Our operating expenses for the quarter ended March 31, 2004 were $109,179, compared to $55,277 for the quarter ended March 31, 2003. This increase is attributable principally to stock-based compensation to the Company's management and directors in the amount of $72,000.

Operating Loss.  Our operating loss for the quarter ended March 31, 2004 was approximately $550,388 compared to an operating loss of $43,757 for the quarter ended March 31, 2003. This increase is attributable principally to substantial cost of sales reported in the quarter ended March 31, 2004 attributable to, and associated with, income generated and reported in a previous accounting period (2003).

Other Income.  The Company realized net other income in the amount of $266,250 in the quarter ended March 31, 2004 compared to no such net other income in the quarter ended March 31, 2003. This other income is attributable to gain on the disposition of securities transferred to third parties. See Cost of Revenues.

Liquidity and Capital Resources

As of March 31, 2004, we had positive working capital of $1,088,603 compared to negative working capital of $142,957 as of March 31, 2003.

We have minimal fixed expenses and minimal operating costs and are able to operate indefinitely without generating any revenue from the business we currently conduct. Our officers serve as consultants to us and are paid solely from revenues generated from transactional income, if any, in an amount approved by the independent compensation committee of the board of directors. We occupy our office space on a month-to-month basis. The Company has no employment or consulting agreements or long-term commitments for office space or services.

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

Services.  We provide a broad range of services as part of our overall agreement with client companies. These services are:

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
  For larger companies, we provide similar services as needed in the context of an alternative to an underwritten initial public offering, thereby minimizing dilution while at the same time enabling them to obtain the benefits of public company status, e.g., in order to use their publicly-trade securities as acquisition currency and to engage in both pre-public and post-public private placements at higher valuations.

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

Item 3.  Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report for the quarter ended March 31, 2004, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our President along with our Chairman and General Counsel. Based upon that evaluation, our President along with our Chairman and General Counsel concluded that our disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried our evaluation.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our President and Chairman and General Counsel, as appropriate, to allow timely decisions regarding required disclosure.

PART II OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 2.  Change in Securities.

On March 31, 2004, the Company issued 120,000 of its common shares to certain consultants and directors for services provided. These shares are valued at $0.60 per share, the Company's closing stock price on the grant date.

On March 31, 2004, the Company issued 25,000 common shares in connection with an exercise of a stock option with an exercise price at $0.001 per share.

Item 3.  Defaults Upon Senior Securities.

None.

 Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

Certification under Sarbanes-Oxley Act.  Our president and acting chief financial officer has furnished to the SEC the certification with respect to this Report that is required by Section 906 of the Sarbanes-Oxley Act of 2002.

Item 6.  Exhibits and Reports on Form 8-K.

  Exhibits:

The following exhibits are filed as part of or incorporated by reference into this Report:
Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation of the Company(2)
3.2	Articles of Merger between the Company and Cytation Corporation, dated February 11, 1999(1)
3.3	Articles of Merger between CollegeLink.com Incorporated and ECI, Inc., dated August 10, 1999(2)
3.4	Certificate of Merger of CollegeLink.com Incorporated and ECI, Inc., dated August 10, 1999(2)
3.5	Certificate of Ownership and Merger between the Company and CollegeLink.com Incorporated, dated November 15, 1999(2)
3.6	By-Laws of the Company(2)
4.1	Please see Exhibits 3.1 and 3.6 for provisions of the Amended and Restated Certificate of Incorporation and By-Laws of the Company defining the rights of holders of the common stock of the Company
10.1	Amended and Restated Asset Purchase Agreement by and among TMP Worldwide, Inc., CollegeLink.com Incorporated and CollegeLink Corporation, dated May 2, 2001(3)
10.2	Escrow Agreement by and among the Company, TMP Worldwide, Inc, and Eastern Bank and Trust Company, dated June 20, 2001
10.3	Bill of Sale and Assignment, by and among TMP Worldwide, Inc., CollegeLink.com Incorporated and CollegeLink Corporation, dated June 20, 2001
10.4	Non-Competition and Non-Solicitation Agreement between TMP Worldwide and Richard A. Fisher, dated June 20, 2001
10.5	Non-Competition and Non-Solicitation Agreement between TMP Worldwide and Kevin J. High, dated June 20, 2001
10.6	Employment Agreement, dated October 15, 2001, between the Company and Richard A. Fisher
10.7	Employment Agreement, dated October 15, 2001, between the Company and Kevin High
10.8	Letter from Richard A. Fisher dated February 20, 2003 terminating his employment agreement with the Company effective December 31, 2002
10.9	Letter from Kevin J. High dated February 20, 2003 terminating his employment agreement with the Company effective December 31, 2002
10.10	Consulting agreement dated March 18, 2004 by and between Business Solutions of the Future Inc. and the Company
24.1	Power of Attorney (contained on the signature page of this Form 10-KSB)

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

                                                           CYTATION CORPORATION

                                                           By:  /s/Kevin J. High
                                                                 Name: Kevin J. High
                                                                 Title: President and Acting Chief Financial Officer

Date: May 13, 2004