Form 10QSB
period 2004-06-30
CYTATION CORP
filed 2004-08-20
CIK 95047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

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

Common Stock, $.001 Par Value - 436,165 shares as of August 13, 2004.

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

PART 1 FINANCIAL INFORMATION

Item 1. Financial Statements.

CONTENTS

UNAUDITED FINANCIAL STATEMENTS

Balance Sheets as of June 30, 2004 and December 31, 2003

Statements of Operations for the Three Months Ended June 30, 2004 and 2003

Statement of Operations for the Six Months Ended June 30, 2004 and 2003

Statements of Cash Flows for the Six Months Ended of June 30, 2004 and 2003

Notes to Financial Statements

Cytation Corporation
Balance Sheets

ASSETS
	June 30,	December 31,
	2004	2003
	(Unaudited)	(Audited)
CURRENT ASSETS:
Cash	$17,887	$2,236
Marketable securities	193,044	-
Accounts receivable	11,900	-
Notes receivable, stockholders	10,113	10,113
Notes receivable, others	45,284	55,169
Prepaid expenses and other current assets	1,800	1,800

Total Current Assets	280,028	69,318

PROPERTY AND EQUIPMENT, Net	6,003	3,225

OTHER ASSETS:
Investment	5,000	1,326,178

TOTAL ASSETS	$291,031	$1,398,721
	=========	==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$143,406	$134,100
Note payable and accrued interest	117,456	114,684

Total Current Liabilities	260,862	248,784

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value, 2,000,000 shares authorized,
436,165 and 291,165 shares issued and outstanding, respectively	436	291
Additional paid-in capital	32,608,451	33,118,901
Other comprehensive income - unrealized loss on marketable securities	(99,447)	-
Accumulated deficit	(32,479,271)	(31,969,255)

TOTAL STOCKHOLDERS' EQUITY	30,169	1,149,937

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$291,031	$1,398,721
	=========	==========
See notes to financial statements.

Cytation Corporation
Statements of Operations
For The Three Months Ended June 30, 2004 and 2003
(Unaudited)

	2004	2003

CONSULTING REVENUE	$36,900	$1,351,178

COST OF REVENUE	274,799	-

GROSS PROFIT	(237,899)	1,351,178

OPERATING EXPENSES:
Depreciation	945	3,480
Selling and marketing	500	-
General and administrative	66,155	21,214

TOTAL OPERATING EXPENSES	67,600	24,694

OPERATING (LOSS) INCOME	(305,499)	1,326,484

OTHER INCOME (EXPENSES)
Gain on sale of investment	82,391	-
Interest income (expenses), net	(1,384)	(925)

TOTAL OTHER INCOME	81,007	(925)

(LOSS) INCOME BEFORE INCOME TAXES	(224,492)	1,325,559

INCOME TAXES	-	-

NET (LOSS) INCOME	$(224,492)	$1,325,559
	=======	========
Net (Loss) Income Per Share (Basic and Diluted)	$(0.51)	$5.17
	=======	========
Weighted Average Common Shares Outstanding	436,165	256,165
	=======	========
See notes to financial statements.

Cytation Corporation
Statements of Operations
For The Six Months Ended June 30, 2004 and 2003
(Unaudited)

	2004	2003

CONSULTING REVENUE	$41,900	$1,366,178

COST OF REVENUE	720,204	-

GROSS PROFIT	(678,304)	1,366,178

OPERATING EXPENSES:
Depreciation	1,749	6,960
Selling and marketing	500	-
General and administrative	175,334	76,491

TOTAL OPERATING EXPENSES	177,583	83,451

OPERATING (LOSS) INCOME	(855,887)	1,282,727

OTHER INCOME (EXPENSES)
Gain on sale of investment	348,641	-
Interest income (expenses), net	(2,770)	(920)

TOTAL OTHER INCOME	345,871	(920)

(LOSS) INCOME BEFORE INCOME TAXES	(510,016)	1,281,807

INCOME TAXES	-	-

NET (LOSS) INCOME	$(510,016)	$1,281,807
	========	========
Net (Loss) Income Per Share (Basic and Diluted)	$(1.40)	$5.01
	========	========
Weighted Average Common Shares Outstanding	364,471	255,879
	========	========
See notes to financial statements

Cytation Corporation
Statements of Cash Flows
For the Six Months Ended June 30, 2004 and 2003
(Unaudited)

	2004		2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) Income	$(510,016)		$1,281,807
Adjustments to reconcile net (loss) income to net cash
used in operating activities:
Depreciation	1,749		6,960
Gain on sale of investment	(348,640)		-
Stock based compensation	72,000		4,834
Accrued interest on note payable	2,772		925
Non-cash consulting income	(5,000)		(1,326,178)
Non-cash cost of sales expenses and consulting fee	719,000		-
Changes in operating assets and liabilities:
Accounts receivable	(11,900)		-
Accounts payable and accrued expenses	9,306		(133,289)

NET CASH USED IN OPERATING ACTIVITIES	(70,729)		(164,941)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,527)		-
Proceeds from sales of marketable securities	80,997		-

NET CASH PROVIDED BY INVESTING ACTIVITIES:	76,470		-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes receivable	9,885		-
Proceeds from issuance of common stock	25		-

NET CASH PROVIDED BY FINANCING ACTIVITIES	9,910		-

NET DECREASE (INCREASE) IN CASH	15,651		(164,941)

CASH, Beginning	2,236		180,984

CASH, Ending	$17,887		$16,043
	=========		========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the periods for:
Interest	$-		$-
	=========		========
Taxes	$-		$-
	=========		========
Non-cash investing and financing activities:
Distribution of investment to shareholders as dividend	$582,330	$
	=========		========
Conversion of accounts payable to note payable	$-		$110,865
	=========		========
See notes to financial statements.

Notes to Financial Statements

1.  Basis of Presentation

The accompanying unaudited financial statements of Cytation Corporation (the "Company") have been prepared in accordance with generally accounting principles for interim financial information and with the instructions to prepare them for inclusion as part of the Form 10QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements for the periods ended June 30, 2004 and 2003 are unaudited and include all adjustments which in the opinion of management, are necessary in order to make the financial statements not misleading. All such adjustments are of a normal recurring nature. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full year. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10KSB filed with the Securities and Exchange Commission for the period ended December 31, 2003.

2.  The Company

The Company is engaged in the business of providing consulting and related services to private companies that wish to become reporting companies under the Securities Exchange Act of 1934.

3.  Equity Transactions

On March 31, 2004, the Company issued 120,000 of its common shares to certain consultants and directors for service provided. These shares are valued at $0.60 per share, the Company's stock price on the grant date.

On March 31, 2004, the Company issued 25,000 common shares in connection with an exercise of stock option with an exercise price at $0.001 per share.

4.  Investment/Non-Cash Income/Non-Cash Expenses

In the quarter ended June 30, 2004, the Company transferred 105,000 shares of the common stock of a client company to various third-party consultants as compensation for consulting services provided and to be provided. As a result, the Company recorded consulting services expense in the amount of $275,250 and realized a non-cash gain from investment of $65,250.

In the first quarter of 2004, the Company received 500,000 restricted shares of common stock and warrants of an unrelated entity, American Radio Empire, Inc., as compensation for the consulting services provided. The investment is valued at $5,000, which is approximately the fair value, and recorded as consulting revenue on the accompanying financial statements. Management anticipates that such investment will be carried on a cost basis.

In March 2004, the Company transferred 88,750 shares of Solomon Technologies Inc.'s common stock to various consultants, as compensation for the consulting services provided. As a result, the Company recorded consulting services in the amount of $443,750. The Company realized a gain from investment of $266,250.

On December 19, 2003, the Board of Directors of the Company declared a stock dividend in shares of Solomon. Pursuant to the Board's resolution, one share of Solomon common stock was to be distributed for each one share of the Company's common stock owned by the Company's stockholders of record on December 23, 2003. The "payment date", or the date of the distribution of the Solomon shares to the Company's stockholders, was to be as soon as practicable after Solomon's registration statement filed with the Securities and Exchange Commission on September 19, 2003 ("Registration Statement") was declared effective and the common stock has been assigned a trading symbol and approved for trading on the OTCBB or other exchange, provided that these events occur before February 23, 2004 and provided further that, in the opinion of the Board of Directors of the Company, there had been no material change in the terms of the Registration Statement. On January 7, 2004, the Company distributed 291,165 shares of Solomon stock as dividend on a pro rata basis to the Company's stockholders. The investment is valued at $582,330, or $2 cost basis per share.

5.  Other Comprehensive Income (Loss) from Unrealized Loss on Marketable Securities

On June 30, 2004, the Company had unrealized loss on marketable securities in amount of $99,447. The fair market value of these marketable securities on June 30, 2004 was $1.32 per share.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Results of Operations

Three months ended June 30, 2004 compared to the three months ended June 30, 2003.

Revenues. We recorded consulting revenue in the amount of $36,900 for the quarter ended June 30, 2004 compared to consulting revenue in the amount of $1,351,178 for the quarter ended June 30, 2003. This decrease is attributable to the fact that we did not record any revenue from new consulting agreements with client companies in the quarter ending June 30, 2004. We did enter into one such agreement in the quarter ending June 30, 2004, but the number of shares of common stock to be issued and the value per share had not been determined at June 30, 2004.

Our revenue fluctuates from quarter to quarter, and the value we place on client company restricted securities received by us for services rendered and to be rendered is not necessarily indicative of the value such securities will have after they have been registered with the Securities and Exchange Commission and become eligible to be traded publicly. The value we place on securities received by us may take into account, among other things, the risk that they may never be listed on an exchange or otherwise be eligible to be traded publicly.

Cost of Revenues. Our cost of revenues for the quarter ended June 30, 2004 was $274,799, all of which was related to the sale of client company common stock received by us in 2003 and reported as income for that year. This amount is attributable principally to transfers of client company shares of common stock to non-affiliated third parties for services rendered and to be rendered. We had no cost of revenues for the quarter ended June 30, 2003 inasmuch as we had not sold any securities received from client companies as of that date.

Operating Expenses. Our operating expenses for the quarter ended June 30, 2004 were $67,600, compared to $24,694 for the quarter ended June 30, 2003. This increase is attributable principally to an increase in the scale of our operations.

Operating Loss. Our operating loss for the quarter ended June 30, 2004 was approximately $305,499 compared to a operating income of $1,325,559 for the quarter ended June 30, 2003. This loss is attributable principally to the fact that we reported consulting revenue of $36,900 for the current quarter compared to consulting revenue of $1,351,178, all but $25,000 of which was in the form of restricted securities, for the quarter ended June 30, 2003.

Other Income. The Company had other net income in the amount of $17,141 from the gain on the sale of client company shares in the quarter ended June 30, 2004. The Company had no revenue from the gain on the sale of client company securities in the quarter ended June 30, 2003. The Company realized additional other net income in the amount of $65,250 in the quarter ended June 30, 2004 resulting principally from the transfer of client company securities to third parties for services rendered or to be rendered. The Company had no such other income in the quarter ended June 30, 2003. See Cost of Revenues.

Six months ended June 30, 2004 compared to the six months ended June 30, 2003.

Revenues. We recorded consulting revenue in the amount of $41,900 for the six months ended June 30, 2004 compared to consulting revenue in the amount of $1,366,178 for the six months ended June 30, 2003. This decrease is attributable to the fact that we recorded only $5,000 of revenue from new consulting agreements with client companies in the six months ended June 30, 2004 resulting from the receipt by us in quarter ending March 31, 2004 of 500,000 shares of restricted stock of a client company. We also entered into one agreement in the quarter ending June 30, 2004, but the number of shares of common stock to be issued and the value per share had not been determined at June 30, 2004.

Cost of Revenues. Our cost of revenues for the six months ended June 30, 2004 was $720,204, all of which was associated with the sale of client company common stock received by us in 2003 and reported as income for that year. This amount is attributable to transfers of client company shares of common stock to non-affiliated third parties for services rendered and to be rendered. We had no cost of revenues for the six months ended June 30, 2003 inasmuch as we had not sold any securities received from client companies as of that date.

Operating Expenses. Our operating expenses for the six months ended June 30, 2004 were $177,583, compared to $83,451 for the six months ended June 30, 2003. This increase is attributable principally to an increase in the scale of our operations.

Operating Loss. Our operating loss for the six months ended June 30, 2004 was approximately $855,887 compared to operating income of $1,282,787 for the six months ended June 30, 2003. This loss is attributable principally to the fact that we reported consulting revenue of $41,900 for the six months ended June 30, 2004 compared to consulting revenue of $1,366,178, all but $25,000 of which was in the form of restricted securities, for the six months ended June 30, 2003.

Other Income. The Company had other net income in the amount of $17,141 from the gain on the sale of client company shares in the six months ended June 30, 2004. The Company had no revenue from the gain on the sale of client company securities in the six months ended June 30, 2003. The Company realized additional net other income in the amount of $331,500 in the six months ended June 30, 2004 resulting principally from the transfer of client company securities to third parties for services rendered or to be rendered. The Company had no such other income in the six months ended June 30, 2003. See Cost of Revenues.

Liquidity and Capital Resources

As of June 30, 2004, we had positive working capital of $19,166 compared to negative working capital of $140,096 as of June 30, 2003.

We have minimal fixed expenses and minimal operating costs and are able to operate indefinitely without generating any revenue from the business we currently conduct. Our officers serve as consultants to us and are paid solely from revenues generated from transactional income, if any, in an amount approved by the independent compensation committee of the board of directors. Our officers have received no payment in the six months ending June 30, 2004. We occupy our office space on a month-to-month basis. We have no employment or consulting agreements or long-term commitments for office space or services.

Plan of Operation

After the sale of our previous business in mid-2001, we concluded that it would be in our stockholders' interest to leverage management's public company expertise, legal background and brokerage experience by researching the feasibility of entering into the business of providing consulting and related services to private companies that wished to "go public" and develop a trading market for their securities. In consultation with outside legal counsel, we considered the following factors, among others:

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

Services

We provide a broad range of services as part of our overall agreement with client companies. These services are:

    assist in the selection of competent corporate and securities counsel and independent auditors experienced in SEC practice and procedure provide management and financial consulting services, including with respect to business plan advice and counsel and strategic direction, executive personnel changes and additions, selection of members of the board of directors, key contract negotiations and corporate restructuring and recapitalizations develop strategies and assist clients in meeting stockholder distribution and stockholder base necessary for listing on the OTCBB, NASDAQ or the American Stock Exchange, including advice with respect to meeting applicable initial and maintenance listing requirements assist client companies' outside legal counsel in the preparation and filing with the SEC of a registration statement, either on Form S-1 or SB-2 assist client companies' outside legal counsel and auditors with respect to SEC Staff comments on the registration statement assist client companies in preparing for an audit of their financial statements in connection with the registration statement assist client companies in obtaining market makers and in filing the Form 211 for OTCBB listings assist client companies with respect to obtaining a "manual exemption" from filing requirements under state securities laws evaluate opportunities for obtaining research on client companies evaluate general client company profile materials
    advise client company management regarding general private to public company transition issues and matters introduce client companies to possible institutional sources of private financing

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report for the quarter ended June 30, 2004, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our President along with our Chairman and General Counsel. Based upon that evaluation, our President along with our Chairman and General Counsel concluded that our disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried our evaluation.

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

PART II OTHER INORMATION

Item 1. Legal Proceedings.

None.

Item 2. Change in Securities.

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

At the Annual Meeting of Stockholders held on May 20, 2004, our stockholders voted to elect John J Gilece, Jr. as our Class II director to our Board of Directors. Mr. Gilece had previously served in that position.

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

CYTATION CORPORATION

By:  /s/Richard A. Fisher
       Name: Richard A. Fisher
       Title: Chairman of the Board and Acting Chief Financial Officer
Date: August 19, 2004