Form 10QSB
period 2004-09-30
CYTATION CORP
filed 2004-11-19
CIK 95047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

Commission file Number 00114800

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

Common Stock, $.001 Par Value - 436,165 shares as of November 15, 2004.

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

PART 1 FINANCIAL INFORMATION

Item 1. Financial Statements.

Cytation Corporation

CONTENTS

UNAUDITED FINANCIAL STATEMENTS

Balance Sheets as of September 30, 2004 and December 31, 2003

Statements of Operations for the Three Months Ended September 30, 2004 and 2003

Statement of Operations for the Nine Months Ended September 30, 2004 and 2003

Statements of Cash Flows for the Nine Months Ended of September 30, 2004 and 2003

Notes to Financial Statements

Cytation Corporation
Balance Sheets

ASSETS
	September 30,	December 31,
	2004	2003
	(Unaudited)	(Audited)
CURRENT ASSETS:
Cash	$41,723	$2,236
Marketable securities, at market value	42,166	-
Notes receivable, stockholders	10,111	10,113
Notes receivable, others	5,000	55,169
Prepaid expenses and other current assets	1,420	-

Total Current Assets	100,420	67,518

PROPERTY AND EQUIPMENT, Net	5,005	3,225

OTHER ASSETS:
Security deposit	1,800	1,800
Investment in privately-held companies	153,468	1,326,178

	155,268	1,327,978

TOTAL ASSETS	$260,693	$1,398,721
	=========	=========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$96,764	$134,100
Note payable and accrued interest	118,842	114,684

Total Current Liabilities	215,606	248,784

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value, 2,000,000 shares authorized,
436,165 and 291,165 shares issued and outstanding, respectively	436	291
Additional paid-in capital	32,608,451	33,118,901
Other comprehensive income - unrealized loss on marketable securities	(60,678)	-
Accumulated deficit	(32,503,122)	(31,969,255)

TOTAL STOCKHOLDERS' EQUITY	45,087	1,149,937

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$260,693	$1,398,721
	==========	==========

See notes to financial statements

Cytation Corporation
Statements of Operations
For The Three Months Ended September 30, 2004 and 2003
(Unaudited)

	2004	2003

CONSULTING REVENUE	$198,468	$-

COST OF REVENUE	3,079	21,503

GROSS PROFIT	195,389	(21,503)

OPERATING EXPENSES:
Depreciation	1,598	3,327
Selling, general and administrative	86,779	12,944

TOTAL OPERATING EXPENSES	88,377	16,271

OPERATING INCOME (LOSS)	107,012	(37,774)

OTHER INCOME (EXPENSES)
Loss on sale of investment	(126,559)	-
Other income	-	572
Interest income (expenses), net	(1,143)	(1,386)

TOTAL OTHER INCOME (EXPENSES)	(127,702)	(1,386)

INCOME (LOSS) BEFORE INCOME TAXES	(20,690)	(39,160)

INCOME TAXES	-	-

NET INCOME (LOSS)	(20,690)	(39,160)
	========	========

Net (Loss) Income Per Share (Basic and Diluted)	$(0.05)	$(0.16)
	========	========
Weighted Average Common Shares Outstanding	436,165	249,079
	========	========

See notes to financial statements.

Cytation Corporation
Statements of Operations
For The Nine Months Ended September 30, 2004 and 2003
(Unaudited)

	2004	2003

CONSULTING REVENUE	$240,368	$1,366,178

COST OF REVENUE	723,283	21,503

GROSS PROFIT	(482,915)	1,344,675

OPERATING EXPENSES:
Depreciation	3,347	10,287
Selling, general and administrative	262,613	89,435

TOTAL OPERATING EXPENSES	265,960	99,722

OPERATING (LOSS) INCOME	(748,875)	1,244,953

OTHER INCOME (EXPENSES)
Gain on sale of investment	222,082	-
Gain on sale of equipment	-	572
Interest income (expenses), net	(3,913)	(2,306)

TOTAL OTHER INCOME (EXPENSES)	218,169	(1,734)

(LOSS) INCOME BEFORE INCOME TAXES	(530,706)	1,243,219

INCOME TAXES	3,161	-

NET (LOSS) INCOME	$(533,867)	$1,243,219
	=========	=========
Net (Loss) Income Per Share (Basic and Diluted)	$(1.32)	$4.86
	=========	=========
Weighted Average Common Shares Outstanding	404,480	255,879
	=========	=========

See notes to financial statements.

Cytation Corporation
Statements of Cash Flows
For the Nine Months Ended September 30, 2004 and 2003
(Unaudited)

	2004		2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) Income	$(533,867)		$1,243,219
Adjustments to reconcile net (loss) income to net cash
used in operating activities:
Depreciation	3,347		10,287
Gain on sale of investment	(222,082)		-
Gain on sale of equipment	-		(572)
Stock based compensation	72,000		10,834
Accrued interest on note payable	4,158		2,311
Write-off of note receivable to consulting fee	55,171		-
Non-cash consulting income	(153,468)		(1,326,178)
Non-cash consulting fee	719,000		-
Changes in operating assets and liabilities:
Prepaid expenses and others	-		-
Prepaid expenses and others	(1,420)		-
Accounts payable and accrued expenses	(37,336)		(131,472)

NET CASH USED IN OPERATING ACTIVITIES	(94,497)		(191,571)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,127)		1,500
Proceeds from sales of marketable securities	144,086		-

NET CASH PROVIDED BY INVESTING ACTIVITIES:	138,959		1,500

CASH FLOWS FROM FINANCING ACTIVITIES:
Collection (issuance) of notes receivable	(5,000)		1,200
Proceeds from issuance of common stock	25		15,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	(4,975)		16,200

NET DECREASE (INCREASE) IN CASH	39,487		(173,871)

CASH, Beginning	2,236		180,984

CASH, Ending	$41,723		$7,113
	=======		========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the periods for:
Interest	$-		$-
	=======		========
Taxes	$3,161		$-
	=======		========
Non-cash investing and financing activities:
Distribution of investment to shareholders as dividend	$582,330	$
Conversion of accounts payable to note payable	$-		$110,865
	=======		========

See notes to financial statements.

Notes to Financial Statements

1.  Basis of Presentation

The accompanying unaudited financial statements of Cytation Corporation (the "Company") have been prepared in accordance with generally accounting principles for interim financial information and with the instructions to prepare them for inclusion as part of the Form 10QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements for the periods ended September 30, 2004 and 2003 are unaudited and include all adjustments which in the opinion of management, are necessary in order to make the financial statements not misleading. All such adjustments are of a normal recurring nature. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full year. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10KSB filed with the Securities and Exchange Commission for the period ended December 31, 2003.

2.  The Company

The Company is engaged in the business of providing consulting and related services to private companies that wish to become reporting companies under the Securities Exchange Act of 1934.

3.  Equity Transactions

There were no equity transactions for the quarter ending September 30, 2004.

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

4.  Investment/Non-Cash Income/Non-Cash Expenses

In the third quarter of 2004, the Company received 593,873 restricted shares of common stock and earned the right to receive 148,468 warrants of an unrelated entity, Hydrogen Technology Applications, Inc., as compensation for consulting services provided. This investment is valued at $148,468, which is its approximate fair value, and recorded as consulting revenue on the accompanying financial statements. Management anticipates that such investment will be carried on a cost basis.

In the second quarter of 2004, the Company transferred 105,000 shares of the common stock of a client company to various third-party consultants as compensation for consulting services provided and to be provided. As a result, in such quarter the Company recorded consulting services expense in the amount of $275,250 and realized a non-cash gain from investment of $65,250.

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

In the first quarter of 2004, the Company transferred 88,750 shares of Solomon Technologies Inc.'s common stock to various consultants, as compensation for the consulting services provided. As a result, the Company recorded consulting services in the amount of $443,750. The Company realized a gain from investment of $266,250.

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

5. Other Comprehensive Income (Loss) from Unrealized Loss on Marketable Securities

On September 30, 2004, the Company had unrealized loss on marketable securities in amount of $60,678. The fair market value of these marketable securities on September 30, 2004 was $0.82 per share.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Results of Operations

Three months ended September 30, 2004 compared to the three months ended September 30, 2003.

Revenues. We recorded consulting revenue in the amount of $198,468 for the quarter ended September 30, 2004 compared to zero consulting revenue for the quarter ended September 30, 2003. This increase is attributable to the fact that we did not record any revenue from new consulting agreements with client companies in the quarter ending September 30, 2003, and we recorded revenue from one such agreement in the quarter ending September 30, 2004.

Our cash and non-cash revenue fluctuates from quarter to quarter. The value we place on client company restricted securities received by us for services rendered and to be rendered is not necessarily indicative of the value such securities will have after they have been registered with the Securities and Exchange Commission and become eligible to be traded publicly. The value we place on securities received by us may take into account, among other things, the risk that they may never be listed on an exchange or otherwise be eligible to be traded publicly and therefore may have to be held indefinitely.

Cost of Revenues. Our cost of revenues for the quarter ended September 30, 2004 was $3,079 compared to $21,503 cost of revenues for the quarter ended September 30, 2003. The decrease is attributable principally to the fact that we expended a greater amount in connection with the performance of our client company agreement executed in May 2003 than we have so far in connection with our current client company agreements.

Operating Expenses. Our operating expenses for the quarter ended September 30, 2004 were $88,377, compared to $16,271 for the quarter ended September 30, 2003. This increase is attributable principally to the cancellation of a note payable to us by an affiliate (approximately $45,000), expenses incurred in connection with our election to become a business development company under the Investment Company Act of 1940, the payment of consulting fees and related payroll taxes to or on behalf of one of our executives and an increase in the scale of our operations.

Operating Loss. Our operating loss for the quarter ended September 30, 2004 was $20,690 compared to an operating loss of $39,160 for the quarter ended September 30, 2003. This decrease is attributable principally to the fact that we reported consulting revenue of $198,468 for the current quarter compared to zero consulting revenue of for the quarter ending September 30, 2003.

Other Income (Expenses). The Company had total net other expenses in the amount of $127,702 for the quarter ended September 30, 2004 consisting principally of the loss on the sale of client company securities. This compares to total other net expenses of $1,386 for the quarter ending September 30, 2003, consisting entirely of interest expense. The Company had no client company securities transactions in the quarter ended September 30, 2003.

Nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.

Revenues. We recorded consulting revenue in the amount of $240,638 for the nine months ended September 30, 2004 compared to consulting revenue in the amount of $1,366,178 for the nine months ended September 30, 2003. This decrease is attributable principally to the fact that the estimated fair value of securities of two client companies at the time they were received by us for consulting services during this period in 2004 was $153,468 compared to the estimated fair value of securities of one client company received by us during this period in 2003 of $1,326,178.

Cost of Revenues. Our cost of revenues for the nine months ended September 30, 2004 was $723,283, substantially all of which was associated with transfers of client company securities that were received by us in 2003 and reported as income for that year. These transfers were to non-affiliated third parties for services rendered and to be rendered. We had minimal cost of revenues for the nine months ended September 30, 2003 inasmuch as we had not transferred any securities received from client companies as of that date.

Operating Expenses. Our operating expenses for the nine months ended September 30, 2004 were $265,960, compared to $99,722 for the nine months ended September 30, 2003. This increase is attributable principally to the cancellation of a note payable to us by an affiliate (approximately $45,000), expenses incurred in connection with our election to become a business development company under the Investment Company Act of 1940, and an increase in the scale of our operations.

Operating Loss. Our operating loss for the nine months ended September 30, 2004 was approximately $748,875 compared to operating income of $1,244,953 for the nine months ended September 30, 2003. This loss is attributable principally to the fact that the estimated fair value of securities of two client companies at the time they were received by us for consulting services during this period in 2004 was $153,468 compared to the estimated fair value of securities of one client company received by us during this period in 2003 of $1,326,178 as well as to an overall increase in the scale of our operations during the nine months ended September 30, 2004.

Other Income. During the nine months ended September 30, 2004, the Company had other net income in the amount of $222,082 from the net gain on the sale of client company securities and gain resulting from the transfer of client company securities to third parties for services rendered or to be rendered. The Company had no revenue from the gain on the sale of client company securities in the nine months ended September 30, 2003. See Cost of Revenues.

Liquidity and Capital Resources

As of September 30, 2004, we had negative working capital of $115,186 compared to negative working capital of $153,428 as of September 30, 2003.

We have minimal fixed expenses and minimal operating costs and are able to operate indefinitely without generating any revenue from the business we currently conduct. Our officers serve as consultants to us and are paid solely from revenues generated from transactional income, if any, in an amount approved by the independent compensation committee of the board of directors. Our officers have received only minimal payments in the nine months ending September 30, 2004. We occupy our office space on a month-to-month basis. We have no employment or long-term commitments for office space or services, and our consulting agreements with our officers require only payment when we have positive cash flow.

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

In 2003, we signed two consulting agreements with private companies that wished to utilize our services. Both companies filed registration statements with the Securities and Exchange Commission ("SEC"). One company completed the registration process in the first quarter of 2004, and the other is in the review process with the SEC. We recorded non-cash revenue in 2003 from the receipt of equity securities from one of these companies. We have entered into one additional agreement with a client company and recorded non-cash consulting revenue resulting from the receipt of client company securities in the quarter ending September 30, 2004.

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

Notwithstanding the foregoing, in connection with the filing of a registration statement by one of our clients, the SEC concluded that, in those instances in which we declare and pay a dividend to our stockholders in shares of a client company's stock, our stockholders are "statutory underwriters" with respect to the distributed shares. A plaintiff's counsel may assert that status as a statutory underwriter could result in joint and several liability to our stockholders for material misstatements or omissions in registration statements filed by our client companies. Further, the SEC has taken the position that, as "underwriters," Rule 144 promulgated under the Securities Act of 1933 is not available with respect to client company shares distributed as a dividend, that subsequent sales of such shares must be at a fixed price pursuant to a current client company registration statement, and that the client company certificates are required to contain a legend on them to the effect that the prospectus included in such registration statement must be delivered to the buyer of such shares. The requirement that the client company shares be sold at a fixed price may have a material adverse effect on the development of a market for these shares, although we do not believe that it will impact the ability of client company's shares to trade on an exchange or the OTCBB. These restrictions will remain in place until such time, if ever, as the client trades on a national exchange (which does not include the OTCBB) and has been a reporting company under the Securities Exchange Act of 1934 for at least one year.

Although we do not agree with the SEC's position as described above and its interpretations of the rules and regulations relating to our program, as a practical matter we are bound by them.

We believe the SEC's position will not have a material adverse effect on our business because we do not believe it interferes with our objective of assisting private companies to become reporting companies under the Securities Exchange Act of 1934. Moreover, we do not expect that our engagement for such purposes by a client company will in all instances require us to distribute client company securities as a dividend to our stockholders. Nevertheless, the SEC's position has raised some uncertainties as it relates to our methodology, makes our process more cumbersome for us and for our stockholders (but, we believe, not materially for our client companies), and may for some time limit the development of an active trading market in client company securities and ultimately make it more difficult for us and our stockholders to realize value from these securities. No assurance can be provided, however, with respect to the full impact of the SEC's position as it relates to our program.

 A description of our business may also be found at www.cytation.com.

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report for the quarter ended September 30, 2004, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our President along with our Chairman and General Counsel. Based upon that evaluation, our President along with our Chairman and General Counsel concluded that our disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried our evaluation.

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

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

Election of New Director.

Effective August 20, 2004, Richard Parke was appointed by our Board of Directors as a Class III director to serve until our 2006 annual meeting or until his successor is elected and qualified. Mr. Parke, 41, is a member of our Investment Committee. Since 1999, Mr. Parke has managed the sales of multiple drug portfolio's of Pfizer Inc. to institutional, long term care, and group practice accounts in Rhode Island . From 1993 until 1999, Mr. Parke held a similar position at GlaxoSmithKline, PLC. Previously, he held various positions in the telecommunications industry. Mr. Parke is a 1985 graduate of the State University of New York at Buffalo with Bachelor of Science degree in Business Administration.

Election to become a Business Development Company under the Investment Company Act of 1940. We have elected to be regulated as a business development company under the Investment Company Act of 1940. "Business Development Companies". We believe status as a BDC will further our business plan of providing consulting and related services to private companies that wish to become "reporting companies" under the Securities Exchange Act of 1934, as described herein. In connection with our election to be a BDC, we formed two subsidiary corporations: Sequence Advisors Corporation and Sequence Investment Partners, Inc. All of the operations previously carried on by us, and all of our assets, have been transferred to Sequence Advisors Corporation. Sequence Investment Partners, Inc. currently does not conduct any business but is in the process of applying for membership in the National Association of Securities Dealers ("NASD"). As a result of these transactions, we are a holding company and only conduct our business through our wholly-owned subsidiary corporations.

Certification under Sarbanes-Oxley Act.  Our president and acting chief financial officer has furnished to the SEC the certification with respect to this Report that is required by Section 906 of the Sarbanes-Oxley Act of 2002.

Item 6. Exhibits and Reports on Form 8-K.

  Exhibits:

The following exhibits are filed as part of or incorporated by reference into this Report:

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation of the Company(2)
3.2	Articles of Merger between the Company and Cytation Corporation, dated February 11, 1999(1)
3.3	Articles of Merger between CollegeLink.com Incorporated and ECI, Inc., dated August 10, 1999(2)
3.4	Certificate of Merger of CollegeLink.com Incorporated and ECI, Inc., dated August 10, 1999(2)
3.5	Certificate of Ownership and Merger between the Company and CollegeLink.com Incorporated, dated November 15, 1999(2)
3.6	By-Laws of the Company(2)
4.1	Please see Exhibits 3.1 and 3.6 for provisions of the Amended and Restated Certificate of Incorporation and By-Laws of the Company defining the rights of holders of the common stock of the Company
10.1	Consulting agreement dated March 18, 2004 by and between Business Solutions of the Future Inc. and the Company

(1)  Incorporated by reference from the Company's Form 8-K, Current Report, filed March 18, 1999, and later amended on April 2, 1999.

(2)  Filed as Exhibit to the Company's Registration Statement No. 333-85079 on Form SB-2 and incorporated herein by reference.

     b.   Reports on Form 8-K

         Form 8K, Item 5.02(d) Corporate Governance and Management, filed on September 8, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CYTATION CORPORATION

By:  /s/Richard A. Fisher
       Name: Richard A. Fisher
       Title: Chairman of the Board and Acting Chief Financial Officer

Date: November 18, 2004