Form 10KSB
period 2004-12-31
CYTATION CORP
filed 2005-03-21
CIK 95047

==================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-KSB

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

CYTATION CORPORATION
(Exact Name of Registrant as Specified in its Charter)

DELAWARE
(State or Other Jurisdiction of Incorporation)

00114800	16-0961436
(Commission File Number)	(I.R.S. Employer Identification Number)

251 Thames Street, No. 8, Bristol, RI	02809
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Our revenues for our most recent fiscal year are $240,368.

The aggregate approximate market value of the Registrant's common stock, par value $.001 per share, held by non-affiliates of the Registrant, based upon the closing price of $.40 on March 11, 2005, as reported by the Over the Counter Bulletin Board, was approximately $35,590. For purposes of this disclosure, shares of Common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

The number of shares of Registrant's common stock, par value $.001 per share, outstanding at April 2, 2004 was 436,165.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CYTATION CORPORATION
FORM 10-KSB
FISCAL YEAR ENDED DECEMBER 31, 2004

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

On June 21, 2001, we changed our name from "CollegeLink.com Incorporated" to "Cytation Corporation. We dissolved Cytation Bristol Corporation in October 2001.

In late 2001 and early 2002, we concluded that it would be in our stockholders' interest to leverage management's public company expertise, legal background and brokerage experience by researching the feasibility of entering into the business of providing consulting and related services to private companies that wished to "go public" and develop a trading market for their securities. We engaged in this business through December 2003 (and, since October 2003 through our subsidiary corporation Sequence Advisors Corporation) and provided, among other things, the following services to our client companies:

  assist in the selection of competent corporate and securities counsel and independent auditors experienced in SEC practice and procedure develop strategies and assist clients in meeting stockholder distribution and stockholder base necessary for listing on the OTCBB, NASDAQ or the American Stock Exchange, including advice with respect to meeting applicable initial and maintenance listing requirements assist client companies' outside legal counsel in the preparation and filing with the SEC of a registration statement assist client companies' outside legal counsel and auditors with respect to SEC Staff comments on the registration statement assist client companies in preparing for an audit of their financial statements in connection with the registration statement assist client companies in obtaining market makers and in filing the Form 211 for OTCBB listings assist client companies with respect to obtaining a "manual exemption" from filing requirements under state securities laws evaluate opportunities for obtaining research on client companies evaluate general client company profile materials
  advise client company management regarding general private to public company transition issues and matters introduce client companies to possible institutional sources of private financing provide general management and financial consulting services

We did not provide investor relations or financial public relations services. Nor did we underwrite or make markets in client companies' securities or provide research, and we did not engage in other services typically provided by broker-dealers. We generally agreed to make introductions to institutional investors after a client company has filed its registration statement.

We were compensated in cash and client company stock for our services. We expected to sell the stock consideration received after trading of our client companies' securities began and did so with respect to our client Solomon Technologies, Inc ("Solomon"). All transactions in Solomon securities were effected in open market transactions by members of the National Association of Securities Dealers with which we were not affiliated. On January7, 2004, we declared and distributed a pro rata dividend of 291,165 shares of the common stock of Solomon to our stockholders without expense or fee.

In 2003, we signed two consulting agreements with private companies that wished to utilize our services. Both companies filed registration statements with the Securities and Exchange Commission ("SEC"). Solomon completed the registration process in the first quarter of 2004, and we recorded non-cash revenue in 2003 from the receipt of Solomon's equity securities.

For a number of reasons, we have elected to discontinue our business as described above. Accordingly, we do not anticipate distributing to our stockholders any further dividends in shares of client company stock, such as we did with shares of the common stock of Solomon. Rather, we intend to focus on our business of being a "Business Development Company". In so doing, we will continue to provide many of the same services to clients that we provided before 2005 but not with the objective a securing shares of their common stock with a view to distributing them as a stock dividend to our stockholders.

Election to Become a Business Development Company

In October 2004, we elected to become a Business Development Company ("BDC") as defined and regulated by the Investment Company Act of 1940 ("40 Act"). A BDC is a United States company organized for the purpose of investing in or lending primarily to private companies and making managerial assistance available to them. A BDC may use capital provided by public shareholders and from other sources to invest in long-term, private investments in businesses. A BDC provides shareholders the ability to retain the liquidity of a publicly traded stock, while sharing in the possible benefits, if any, of investing in primarily privately owned companies.

Services

As a BDC, we may not acquire any asset other than "qualifying assets" unless, at the time we make the acquisition, the value of our qualifying assets represent at least 70% of the value of our total assets. The principal categories of qualifying assets relevant to our business are:

  Securities purchased in transactions not involving any public offering, the issuer of which is an eligible portfolio company;
  Securities received in exchange for or distributed with respect to securities described above or pursuant to the exercise of options, warrants or rights relating to such securities; and
  Cash, cash items, government securities or high quality debt securities (within the meaning of the 1940 Act), maturing in one year or less from the time of investment.

An eligible portfolio company is generally a domestic company that is not an investment company (other than a small business investment company wholly owned by a BDC); and

  Does not have a class of securities registered on an exchange or a class of securities with respect to which a broker may extend margin credit;
  Is actively controlled by the BDC and has an affiliate of a BDC on its board of directors; or
  Meets such other criteria as may be established by the SEC.

To include certain securities described above as qualifying assets for the purpose of the 70% test, a BDC must make available to the issuer of those securities significant managerial assistance such as providing significant guidance and counsel concerning the management, operations, or business objectives and policies of a portfolio company or making loans to a portfolio company. We offer to provide managerial assistance to each of our portfolio companies, principally in the form of business plan advice and counsel and strategic direction.

As a BDC, we are entitled to issue senior securities in the form of stock or senior securities representing indebtedness, including debt securities and preferred stock, as long as each class of senior security has an asset coverage of at least 200% immediately after each such issuance.

We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our board of directors who are not interested persons and, in some cases, prior approval by the SEC.

We maintain a code of ethics that establishes procedures for personal investment and restricts certain transactions by our personnel. Our code of ethics generally does not permit investment by our employees in securities that may be purchased or held by us. The code of ethics is filed as an exhibit to our Form I-E, which is on file at the SEC. You may read and copy the code of ethics at the SEC's Public Reference Room in Washington, D.C. You may obtain information on operations of the Public Reference Room by calling the SEC at (202) 942-8090. In addition, the code of ethics is available on the EDGAR Database on the SEC Internet site at http://www.sec.gov. You may obtain copies of the code of ethics, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov, or by writing to the SEC's Public Reference Section, 450 5th Street, NW, Washington, D.C. 20549.

As a BDC under the 1940 Act, we are entitled to provide loans to our employees in connection with the exercise of options. However, as a result of provisions of the Sarbanes-Oxley Act of 2002, we are prohibited from making new loans to, or materially modifying existing loans with, our executive officers in the future.

We may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC unless authorized by vote of a "majority of the outstanding voting securities," as defined in the 1940 Act, of our shares. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (i) 67% or more of such company's shares present at a meeting if more than 50% of the outstanding shares of such company are present and represented by proxy or (ii) more than 50% of the outstanding shares of such company. Since we made our BDC election, we have not made any substantial change in the nature of our business.

We fund new investments using cash, through the issuance of our common equity, the reinvestment of previously accrued interest and dividends in debt or equity securities, or the current reinvestment of interest and dividend income through the receipt of a debt or equity security (payment-in-kind income). From time to time, we may also opt to reinvest accrued interest receivable in a new debt or equity.

Valuation Methodology

We determine the value of each investment in our portfolio on a quarterly basis, and changes in value result in unrealized gains or losses being recognized. Value, as defined in Section 2(a)(41) of the Investment Company Act of 1940, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the board of directors pursuant to a valuation policy and a consistently applied valuation process. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily ascertainable market value, the fair value of our investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. Unlike banks, we are not permitted to provide a general reserve for anticipated loan losses. Instead, we are required to specifically value each individual investment on a quarterly basis. We will record unrealized depreciation on investments when we believe that an investment has become impaired, including where collection of a loan or realization of an equity security is doubtful, or when the enterprise value of the company does not currently support the cost of our debt or equity investment. Conversely, we will record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value and, therefore, our equity security has also appreciated in value. Changes in fair value are recorded in the statement of operations as unrealized gains and losses.

As a BDC, we invest in liquid securities including debt and equity securities of primarily private companies. The structure of each private finance debt and equity security is specifically negotiated to enable us to protect our investment and maximize our returns. We include many terms governing interest rate, repayment terms, prepayment penalties, financial covenants, operating covenants, ownership parameters, dilution parameters, liquidation preferences, voting rights, and put or call rights. Our investments are generally subject to restrictions on resale and generally have no established trading market. Because of the type of investments that we make and the nature of our business, our valuation process requires an analysis of various factors. Our fair value methodology includes the examination of, among other things, the underlying investment performance, financial condition, and market changing events that impact valuation.

Valuation Methodology - Private Finance

Our process for determining the fair value of a private finance investment begins with determining the enterprise value of the portfolio company. The fair value of our investment is based on the enterprise value at which the portfolio company could be sold in an orderly disposition over a reasonable period of time between willing parties other than in a forced or liquidation sale. The liquidity event whereby we exit a private finance investment is generally the initial public offering of the securities of the portfolio company, sale or the recapitalization of the portfolio company.

There is no one methodology to determine enterprise value and, in fact, for any one-portfolio company, enterprise value is best expressed as a range of fair values, from which we derive a single estimate of enterprise value. To determine the enterprise value of a portfolio company, we analyze its historical and projected financial results. We generally require portfolio companies to provide annual audited and monthly unaudited financial statements, as well as annual projections for the upcoming fiscal year. Typically in the private equity business, companies are bought and sold based upon multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value. The private equity industry uses financial measures such as EBITDA or EBITDAM (Earnings Before Interest, Taxes, Depreciation, Amortization and, in some instances, Management fees) in order to assess a portfolio company's financial performance and to value a portfolio company. EBITDA and EBITAM are not intended to represent cash flow from operations as defined by accounting principles generally accepted in the US and such information should not be considered as an alternative to net income, cash flow from operations, or any other measure of performance prescribed by accounting principles generally accepted in the US. When using EBITDA to determine enterprise value, we may adjust EBITDA for non-recurring items. Such adjustments are intended to normalize EBITDA to reflect the portfolio company's earnings power. Adjustments to EBITDA may include compensation to previous owners, acquisition, recapitalization, or restructuring related items or one-time non-recurring income or expense items.

In determining a multiple to use for valuation purposes, we look to private merger and acquisition statistics, discounted publicly trading multiples or industry practices. In estimating a reasonable multiple, we consider not only the fact that our portfolio company may be a private company relative to a peer group of public comparables, but we also consider the size and scope of our portfolio company and its specific strengths and weaknesses. In some cases, the best valuation methodology may be a discounted cash flow analysis based on future projections. If a portfolio company is distressed, a liquidation analysis may provide the best indication of enterprise value.

Code of Ethics, Audit Committee Charter and Investment Committee Charter

Our Board of Directors adopted a Code of Ethics, an Audit Committee Charter and an Investment Committee Charter, all effective as of October 1, 2004. The Code of Ethics in general prohibits any officer, director or advisory person (collectively, "Access Person") of the Company from acquiring any interest in any security which the Company (i) is considering a purchase or sale thereof, (ii) is being purchased or sold by the Company, or (iii) is being sold short by the Company. The Access Person is required to advise the Company in writing of his or her acquisition or sale of any such security.

Competition

There are numerous other BDCs that compete for making investments in private companies, most of which are better capitalized than we.

Investments

We have not made any investments since the Company's election to become a BDC.

We currently have two portfolio investment, Sequence Advisors Corporation ("SAC"), of which we own 100% of the common stock, and Sequence Investment Partners, Inc. ("SIP"), of which we also own 100% of the common stock. For a detailed discussion of the operations of SAC, see Item 1, "Business".

We acquired our ownership interest in SAC in exchange for transferring to SAC all of the our right, title and interest in and to all of our assets and properties, tangible and intangible including, without limitation, all of its right, title and interest in and to agreements with and equity securities of American Radio Empire, Inc.. We obtained our ownership interest in SIP in exchange for cash..

Other

We market our services by word-of-mouth and over the internet as well as through intermediaries. We have no patents, trademarks, licenses, franchises or similar intellectual property.

We did not require any governmental approvals to conduct our business, although we are regulated by the 40 Act and are periodically examined by the SEC for compliance therewith. As with other BDCs regulated by the 1940 Act, we must adhere to certain substantive regulatory requirements. A majority of our directors must be persons who are not interested persons, as that term is defined in the 1940 Act. Additionally, we are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to the Company or our shareholders arising from willful malfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person's office.

We incur no costs for compliance with environment laws.

Our common stock trades on the Over the Counter Bulletin Board under the symbol "CYON".

As of December 31, 2004, we had no employees. We retained the services of two consultants, both of whom are our officers and directors. As of February 1, 2005, neither consultant is receiving current compensation.

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

No matter was submitted to a vote of our stockholders during the fourth quarter of 2004.

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

Fiscal Year Ended December 31, 2003	High	Low
First Quarter ended March 31, 2003	$.27	$.27
Second Quarter ended June 30, 2003	$6.00	$.27
Third Quarter ended September 30, 2003	$.20	$.20
Fourth Quarter ended December 31, 2003	$5.00	$.60
Fiscal Year Ended December 31, 2004	High	Low
First Quarter ended March 31, 2004	$.60	$.60
Second Quarter ended June 30, 2004	$10.25	$.60
Third Quarter ended September 30, 2004	$5.00	$2.30
Fourth Quarter ended December 31, 2004	$3.00	$1.79

There was nominal trading volume for our common stock in 2004.

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

At December 31, 2004, we had 340 holders of record of our common stock.

Dividends and Dividend Policies

We have never paid a cash dividend on our shares of common stock and do not expect to do so in the foreseeable future. We did, however, pay a dividend of 295,165 shares of the common stock of a client company (SOLM: OB) on January 7,2004, which had a first trade price of $3.15. The total value of the dividend on the date of distribution was approximately $582,000.

Equity Compensation Plans

We have no equity compensation plans.

Recent Sales of Unregistered Securities

We did not sell any of our securities in 2004.

Repurchase of Securities

We did not repurchase any of our common stock during the fourth quarter of 2004

Transfer Agent

The transfer agent and registrar for our common stock is Computershare Trust Company, Inc. located in Golden, Colorado.

Item 6.  Management's Discussion and Analysis or Plan of Operation

The following information should be read in conjunction with the historical financial information and the notes thereto included in Items 6 and 7 of this 10-KSB.

This Management's Discussion and Analysis section and other parts of this Form 10-KSB contain forward-looking statements within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. The statements contained in this report that are not historical facts, including without limitation, statements containing the words "believes", "anticipates", "estimates", "expects", and words of similar import, constitute `forward-looking statements.' Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below and in Part I, Item 1."Business." The forward-looking statements contained herein are made as of the date hereof, and management assumes no obligation to update such forward-looking statements. Actual results could differ materially from those anticipated in such forward-looking statements. See "Factors that May Affect Future Results of Operations". The following Management Discussion and Analysis should be read in conjunction with the financial statements and accompanying notes included in this Form 10-KSB.

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

In the third quarter of 2004, we received 593,873 restricted shares of common stock and earned the right to receive 148,468 warrants of an unrelated entity, Hydrogen Technology Applications, Inc., as compensation for consulting services provided. This investment is valued at $148,468, which is its approximate fair value, and recorded as consulting revenue on the accompanying financial statements. Management anticipates that such investment will be carried on a cost basis.

Results of Operations

For the Years Ended December 31, 2004 and December 31, 2003:

Cytation Corporation
Balance Sheets
December 31, 2004 and 2003

ASSETS

	2004	2003

CURRENT ASSETS:
Cash	$65,644	$2,236
Notes receivable, stockholders	10,113	10,113
Notes receivable, others	5,000	55,169
Prepaid expenses and other current assets	8,706	-

Total Current Assets	89,463	67,518

PROPERTY AND EQUIPMENT, Net	4,496	3,225

OTHER ASSETS:
Security deposit	1,800	1,800
Investment	59,718	1,326,178

Total Other Assets	61,518	1,327,978

TOTAL ASSETS	$155,477	$1,398,721
	========	========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$92,306	$134,100
Note payable and accrued interest	120,228	114,684

TOTAL LIABILITIES	212,534	248,784

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $0.001 par value, 2,000,000 shares authorized,
436,165 and 291,165 shares issued and outstanding, respectively	436	291
Additional paid-in capital	32,608,451	33,118,901
Accumulated deficit	(32,665,944)	(31,969,255)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(57,057)	1,149,937

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$155,477	$1,398,721
	========	========
See notes to financial statements.

Cytation Corporation
Statements of Operations
For the Years Ended December 31, 2004 and 2003

	2004	2003

REVENUE
Consulting income - cash	$86,900	$40,000
Consulting income - non cash	153,468	1,326,178

TOTAL REVENUE	240,368	1,366,178

COST OF REVENUE	746,896	22,626

GROSS PROFIT (LOSS)	(506,528)	1,343,552

OPERATING EXPENSES:
Depreciation and amortization	3,857	13,614
Selling, general and administrative	367,007	139,294

TOTAL OPERATING EXPENSES	370,864	152,908

OPERATING INCOME (LOSS)	(877,392)	1,190,644

OTHER INCOME (EXPENSES)
Interest income (expense), net	(5,298)	(3,814)
Gain on settlement	-	11,465
Gain on disposal of equipment	-	572
Gain on sales of marketable securities	187,976	-

TOTAL OTHER INCOME (EXPENSES)	182,678	8,223

INCOME (LOSS) BEFORE INCOME TAXES	(694,714)	1,198,867

INCOME TAXES	1,975	-

NET INCOME (LOSS)	(696,689)	1,198,867

PREFERRED STOCK DIVIDEND EARNED	-	206,324

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHARES	$(696,689)	$992,543
	========	========
Net Income (Loss) Per Share
Basic	$(1.74)	$3.72
	========	========
Diluted	$(1.74)	$3.40
	========	========
Weighted Average Common Shares Outstanding:
Basic	399,915	266,701
	========	========
Diluted	399,915	291,659
	========	========

See notes to financial statements.

Revenues. Revenues of $240,368 in 2004 represented an 82% decline compared to 2003, when we had revenues of $1,366,178. This decrease is attributable principally to the lesser value of the securities of private companies acquired during 2004 compared to securities of private companies acquired in 2003. In 2004, we recorded the receipt of securities of two private companies. In the first quarter of 2004, we received 500,000 restricted shares of common stock and warrants of American Radio Empire, Inc. as compensation for the consulting services provided and to be provided. This investment is valued at $5,000. In the third quarter of 2004, we received 593,873 restricted shares of common stock and the right to receive 148,468 warrants of Hydrogen Technology Applications, Inc. as compensation for consulting services provided. This investment is valued at $148,468. The total value of both companies is $153,468, compared to the receipt of 663,089 shares of the common stock of Solomon Technologies, Inc. ("Solomon") in 2003 valued at $2.00 per share, or a total of $1,326,178.

Cost of Revenues. Our cost of revenues was $746,896 in 2004 compared to $22,626 in 2003. This increase is attributable principally to payments to third party consultants in connection with the Solomon transaction and the disposition of shares of Solomon common stock.

Operating Expenses. Operating expenses for the year ended December 31, 2004 were $370,864 compared to $152,908 in 2004. This increase is attributable principally to increased payments to our officers and directors, the cancellation of a note due from an affiliate in the approximate amount of $45,000 and our application to the NASD for Sequence Investment Partners, Inc.

Loss. The loss before income taxes for the year ended December 31, 2004 was approximately $694,714 compared to net income of $1,198,867 for the year ended December 31, 2003. This is attributable principally to substantially decreased revenues in 2004, increased cost of sales resulting from the Solomon transaction (all the revenue of which was reported in 2003) and increased operating expenses.

Liquidity and Capital Resources

As of December 31, 2004, we had negative working capital of $123,071 compared to negative working capital of $181,266 as of December 31, 2003.

We have minimal fixed expenses and minimal operating costs and are able to operate indefinitely without generating any revenue from the business we currently conduct. Our officers serve as consultants to us and are paid solely from revenues generated from transactional income or equity securities of companies for which we provide consulting services. We occupy our office space on a month-to-month basis. See Part 1, Item 1. "Business."

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151, "Inventory Costs" (SFAS 151). This Statement clarifies the accounting for abnormal amounts of idle facility expenses, freight, handling costs and wasted material spoilage and is effective for fiscal years beginning after June 15, 2005. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

In December 2004, the FASB issued FASB Statement No. 152, which amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real-estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets" (SFAS 153). This Statement addresses the measurement of exchanges of nonmonetary assets and is effective for nonmonetary asset exchanges occurring in fiscal years beginning after June 15, 2005. The adoption of SFAS 153 will not have a material effect on the Company's financial position or results of operations.

In December 2004, FASB issued SFAS No. 123 (R), "Share-Based Payment" (SFAS 123(R)), which requires that all share-based payments to employees, including the grants of employee stock options, be recognized in the financial statements based on their fair values. This statement is effective for public companies at the beginning of the first interim or annual period beginning after December 15, 2005. The Company plans to adopt this statement for the interim period ending March 31, 2006. Since the Company has no options outstanding at December 31, 2004, management believes adoption of SFAS 123 (R) will not have a material effect on the Company's financial position or results of operations.

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

We are subject to various risks which may materially harm our business, financial condition and results of operations. You should carefully consider the risks and uncertainties described below and the other information in this filing before deciding to purchase our common stock. If any of these risks or uncertainties actually occur, our business, financial condition or operating results could be materially harmed. In that case, the trading price of our common stock could decline and you could lose all or part of your investment.

Risks Related to our Business

LIMITED OPERATING HISTORY; UNCERTAINTY OF FUTURE RESULTS

We have a limited operating history upon which an evaluation of us and our prospects of success in our new plan of operation can be based. Our prospects must be evaluated with a view to the risks encountered by a company in varying stages of development.

DEPENDENCE ON KEY PERSONNEL

The business in which we are now engaged utilizes the specific skills of our officers, both of whom are consultants and not our employees. Neither consultant devotes full time to the business. If either of these consultants were to terminate his relationship with us as an officer, it may not be possible to pursue new business or to fulfill agreements, if any, that we may have entered into without first finding qualified replacement personnel. There is a limited number of personnel with the requisite skills to serve in these positions. The loss of the services of either of these consultants could have a material adverse effect on our business, operating results and financial condition. We do not maintain any key person life insurance.

FLUCTUATIONS IN OPERATING RESULTS

We have experienced and expect to continue to experience fluctuations in our quarterly and annual operating results.

We may lack the ability to record, process, summarize and report financial data in compliance with our public company reporting requirements if we fail to improve our internal controls and procedures for financial reporting.

We had no employees as of December 31, 2004.  Our two officers are consultants who provide services to the Company.  Accordingly, all transactions were processed by these two individuals without the checks and balances one has in a larger organization.

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

POSSIBLE FUTURE VOLATILITY OF STOCK PRICE AND TRADING VOLUME

The market price and trading volume of our common stock has been nominal during 2004. Historically, the market price and trading volume our common stock has been volatile, and it is possible that the market price and trading volume will again be volatile if, and to the extent that, we are successful in executing our new business plan particularly if, as a part of that plan, we distribute dividends of registered shares of common stock of client companies

The price of our common stock may be higher or lower than the price you pay for your shares. There is currently a significant discrepancy between the bid and asked prices for our common stock. Many factors that may influence the price of our stock are beyond our control and may not be directly related to our operating performance. These factors include the following:

  Price and volume fluctuations in the overall stock market from time to time;
  Significant volatility in the market price and trading volume of securities of business development companies, financial services companies and micro and small cap companies;
  Volatility resulting from trading in derivative securities related to our common stock including puts, calls, long-term equity anticipation securities, or LEAPs, or short trading positions;
  Changes in regulatory policies or tax guidelines with respect to business development companies or regulated investment companies;
  Actual or anticipated changes in our earnings or fluctuations in our operating results or changes in the expectations of securities analysts;
  General economic conditions and trends;
  Loss of a major funding source; or
  Departures of key personnel.

We may be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management's attention and resources from our business.

Regulatory Risks

REVIEW BY REGULATORY AGENCIES; CHANGES IN REGULATIONS

Our business, results of operations or financial condition could be materially adversely affected if laws, regulations, standards or administrative practices or policies relating to us or to the services we provide are changed or if regulators raise questions about our processes. See Risk Factors  - "Limited Operating History; Uncertainty of Future Results".

COMPLIANCE WITH THE SARBANES-OXLEY ACT OF 2002.

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). The Sarbanes-Oxley Act imposes a wide variety of new regulatory requirements on publicly-held companies and their insiders. Many of these requirements will affect us. For example:

  Our chief executive officer and chief financial officer must now certify the accuracy of the financial statements contained in our periodic reports;
  Our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;
  Our periodic reports must disclose whether there were significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses; and
  We may not make any loan to any director or executive officer and we may not materially modify any existing loans.

The Sarbanes-Oxley Act has required us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the new regulations promulgated thereunder. We will continue to monitor our compliance with all future regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We have considered the provisions of Financial Reporting Release No. 48 "Disclosures of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosures of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Commodity Instruments." We have no holdings of derivative financial or commodity instruments at June 30, 2004.

We are exposed to financial market risks, including changes in interest rates. To reduce these risks to some extent, we invest excess cash in a managed portfolio of corporate and government bond instruments with maturities of 18 months or less. We do not use any financial instruments for speculative or trading purposes.

Risks Related to Our Operations as a Business Development Company

Investing in the Company involves a number of significant risks relating to our business and investment objective as a BDC. See Risk Factors - "Risks Related to Our Business". As a result, there can be no assurance that we will achieve our investment objective

INVESTING IN PRIVATE COMPANIES INVOLVES A HIGH DEGREE OF RISK.

Investments in private businesses involve a high degree of business and financial risk, which can result in substantial losses and, accordingly, should be considered speculative. There is generally little or no public information available information about the companies in which we will invest, and we rely significantly on our diligence and that of agents to obtain information in connection with our investment decisions. In addition, some smaller businesses have narrower product lines and market shares than many of their competitors, and they may be more vulnerable to customer preferences, market conditions or economic downturns that may adversely affect the return on, or the recovery of, our investment in such businesses.

OUR PORTFOLIO OF INVESTMENTS WILL BE ILLIQUID.

We generally will acquire our investments directly from the issuer in privately negotiated transactions. The majority of the investments in our portfolio are typically subject to restrictions on resale or otherwise have no established trading market. We typically exit our investments when the portfolio company has a liquidity event such as a sale, recapitalization, or initial public offering of the company. The illiquidity of our investments may adversely affect our ability to dispose of debt and equity securities at times when it may be otherwise advantageous for us to liquidate such investments. In addition, if we were forced to immediately liquidate some or all of the investments in the portfolio, the proceeds of such liquidation would be significantly less than the current value of such investments. Substantially all of our portfolio investments are recorded at fair value as determined in good faith by our board of directors and, as a result, there is uncertainty regarding the value of our portfolio investments. Pursuant to the requirements of the Investment Company Act of 1940 (the "1940 Act"), we value substantially all of our investments at fair value as determined in good faith by our board of directors on a quarterly basis. Since there is typically no readily ascertainable market value for the investments in our portfolio, our board of directors determines in good faith the fair value of these investments pursuant to a valuation policy and a consistently applied valuation process.

There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. Unlike banks, we are not permitted to provide a general reserve for anticipated loan losses; we are instead required by the 1940 Act to specifically value each individual investment on a quarterly basis, and record unrealized depreciation for an investment that we believe has become impaired, including where collection of a loan or realization of an equity security is doubtful, or when the enterprise value of the company does not currently support the cost of our debt or equity investment. Conversely, we will record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value and, therefore, our equity security has also appreciated in value. Without a readily ascertainable market value and because of the inherent uncertainty of valuation, the fair value of our investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

We will adjust quarterly the valuation of our portfolio to reflect the board of directors' determination of the fair value of each investment in our portfolio. Any changes in estimated fair value will be recorded in our statement of operations as "Net unrealized gains (losses)."

We May Change Our Investment Policies Without Further Stockholder Approval

Although we are limited by the 1940 Act with respect to the percentage of our assets that must be invested in qualified investment companies, we are not limited with respect to the minimum standard that any investment company must meet, nor the industries in which those investment companies must operate. We may make investments without stockholder approval and such investments may deviate significantly from our historic operations. Any change in our investment policy or selection of investments could adversely affect our stock price, liquidity, and the ability of our shareholders to sell their stock.

Our Investments May Not Generate Sufficient Income to Cover Our Operations

We intend to make investments into qualified companies that will provide the greatest overall return on our investment. However, certain of those investments may fail, in which case we will not receive any return on our investment. In addition, our investments may not generate income, either in the immediate future, or at all. As a result, we may have to sell additional stock, or borrow money, to cover our operating expenses. The effect of such actions could cause our stock price to decline or, if we are not successful in raising additional capital, we could cease to continue as a going concern.

Our Stock Price and Trading Volume May Be Volatile

The price and trading volume of our stock may be volatile. See Risk Factors - "Possible Future Volatility of Stock Price and Trading Volume".

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

Item 7.  Financial Statements and Supplementary Data

Our Financial Statements and related Report of Independent Auditors are presented in the following pages. The Financial Statements filed in this Item 7 are as follows:

Report of Independent Registered Public Accounting Firm
Balance Sheets as of December 31, 2004 and 2003
Statements of Operations for the years ended December 31, 2004 and 2003
Statements of Changes in Stockholders' Equity for the years ended December 31, 2004 and 2003
Statements of Cash Flows for the for the years ended December 31, 2004 and 2003
Notes to Financial Statements

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

CYTATION CORPORATION
FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

FINANCIAL STATEMENTS

          Balance Sheets
          Statements of Operations
          Statements of Cash Flows
          Statements of Changes in Stockholders' Equity (Deficit)

NOTES TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

February 25, 2005

The Board of Directors and Stockholders
Cytation Corporation
Bristol, RI

We have audited the accompanying balance sheets of Cytation Corporation as of December 31, 2004 and 2003 and the related statements of operations, changes in stockholders' equity (deficit), and cash flow for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cytation Corporation at December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements for the year ended December 31, 2004 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered operating losses and has a net capital deficiency that raise substantial doubt about its ability to continue as going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result form the outcome of this uncertainty.

/s/ Radin Glass & Co., LLP
Certified Public Accountants
New York, NY

Cytation Corporation
Balance Sheets
December 31, 2004 and 2003

ASSETS

	2004	2003

CURRENT ASSETS:
Cash	$65,644	$2,236
Notes receivable, stockholders	10,113	10,113
Notes receivable, others	5,000	55,169
Prepaid expenses and other current assets	8,706	-

Total Current Assets	89,463	67,518

PROPERTY AND EQUIPMENT, Net	4,496	3,225

OTHER ASSETS:
Security deposit	1,800	1,800
Investment	59,718	1,326,178

Total Other Assets	61,518	1,327,978

TOTAL ASSETS	$155,477	$1,398,721
	========	========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$92,306	$134,100
Note payable and accrued interest	120,228	114,684

TOTAL LIABILITIES	212,534	248,784

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $0.001 par value, 2,000,000 shares authorized,
436,165 and 291,165 shares issued and outstanding, respectively	436	291
Additional paid-in capital	32,608,451	33,118,901
Accumulated deficit	(32,665,944)	(31,969,255)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(57,057)	1,149,937

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$155,477	$1,398,721
	========	========
See notes to financial statements.

Cytation Corporation
Statements of Operations
For the Years Ended December 31, 2004 and 2003

	2004	2003

REVENUE
Consulting income - cash	$86,900	$40,000
Consulting income - non cash	153,468	1,326,178

TOTAL REVENUE	240,368	1,366,178

COST OF REVENUE	746,896	22,626

GROSS PROFIT (LOSS)	(506,528)	1,343,552

OPERATING EXPENSES:
Depreciation and amortization	3,857	13,614
Selling, general and administrative	367,007	139,294

TOTAL OPERATING EXPENSES	370,864	152,908

OPERATING INCOME (LOSS)	(877,392)	1,190,644

OTHER INCOME (EXPENSES)
Interest income (expense), net	(5,298)	(3,814)
Gain on settlement	-	11,465
Gain on disposal of equipment	-	572
Gain on sales of marketable securities	187,976	-

TOTAL OTHER INCOME (EXPENSES)	182,678	8,223

INCOME (LOSS) BEFORE INCOME TAXES	(694,714)	1,198,867

INCOME TAXES	1,975	-

NET INCOME (LOSS)	(696,689)	1,198,867

PREFERRED STOCK DIVIDEND EARNED	-	206,324

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHARES	$(696,689)	$992,543
	========	========
Net Income (Loss) Per Share
Basic	$(1.74)	$3.72
	========	========
Diluted	$(1.74)	$3.40
	========	========
Weighted Average Common Shares Outstanding:
Basic	399,915	266,701
	========	========
Diluted	399,915	291,659
	========	========

See notes to financial statements.

Cytation Corporation
Statements of Cash Flows
For the Years Ended December 31, 2004 and 2003

	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(696,689)	$1,198,867
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation	3,856	13,614
Non-cash consulting income	(153,468)	(1,326,178)
Non cash compensation	884,750	25,821
Gain on sales of marketable securities	(187,976)	-
Gain on settlement of accounts payable	-	(11,465)
Gain on disposal of equipment	-	(572)
Accrued interest on note payable	5,544	3,819
Write-off of note receivable-other	55,169	-
Changes in operating assets and liabilities:
Prepaid expenses and others	(8,706)
Accounts payable and accrued expenses	(41,794)	(100,389)

CASH FLOW USED IN OPERATING ACTIVITIES	(139,314)	(196,483)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(5,127)	-
Proceeds from sales of marketable securities	212,824
Proceeds from disposal of equipment	-	1,500
(Issuance) collection of notes receivable	(5,000)	1,235

CASH FLOW PROVIDED BY INVESTING ACTIVITIES	202,697	2,735

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	25	15,000
Purchase of fractional shares of common stock in
connection with reverse stock split		-

CASH FLOW PROVIDED BY FINANCING ACTIVITIES	25	15,000

NET INCREASE (DECREASE) IN CASH	63,408	(178,748)

CASH, Beginning	2,236	180,984

CASH, Ending	$65,644	$2,236
	=======	=======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the years for:
Interest	$-	$-
	=======	=======
Taxes	$1,975	$-
	=======	=======
Non-cash investing and financing activities:
Distributions of Solomon shares	$582,330	$-
	=======	=======
See notes to financial statements.

Cytation Corporation
Statements of Changes in Stockholders' Equity (Deficit)

		Common Stock		Additional	Accumulated
		Shares	Amount	Paid-in Capital	Deficit	Total
Balance -	December 31, 2002	248,809	$249	$33,078,122	$(33,168,122)	$(89,751)

Issuance of common stock		35,000	35	20,965		21,000
Issuance of common stock and option for services		9,667	9	19,812		19,821
Redemption of common stock		(2,311)	(2)	2		-
Net income					1,198,867	1,198,867

Balance -	December 31, 2003	291,165	291	33,118,901	(31,969,255)	1,149,937

Exercise of options		25,000	25			25
Issuance of common stock for services		120,000	120	71,880		72,000
Distributions - non cash				(582,330)		(582,330)
Net loss					(696,689)	(696,689)

Balance -	December 31, 2004	436,165	$436	$32,608,451	$(32,665,944)	$(57,057)
		=======	=======	=========	=========	=========

Cytation Corporation
Notes to Financial Statements

1.  Business

Until June 20, 2001, Cytation Corporation (the "Company") provided an extensive range of in-school and online services directed at high school students and their parents, high school guidance counselors, college admissions officers and corporations which targeted the teen marketplace. On June 20, 2001, the Company sold all of its assets associated with these activities to TMP Worldwide Inc. for approximately $7.2 million in cash and debt assumed.

Since the fourth quarter of 2002 and throughout 2004, the Company engaged in the business of providing consulting and related services to private companies that wished to become reporting companies under the Securities Exchange Act of 1934. In October 2004, the Company elected to become a "business development company" under the Investment Company Act of 1940 and, in this capacity, provides consulting services and investment to private companies without regard to their interest in becoming reporting companies.

The Company has experienced operating losses of $696,689 for the year ended December 31, 2004 and has incurred total negative cash flow from operations of $335,797 for the two years ended December 31, 2004. The Company does not currently have an operating line of credit. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

3. Notes Receivable, Stockholders and Others

	2004	2003
Note receivable from stockholders, non-interest bearing and due on demand.	$10,113	$10,148
Note receivable from an unrelated entity, due on demand without interest.	5,000	-
Note receivable from a related entity, principal and interest at 6% due on December 31, 2003.	-	55,169
	$15,113	$65,317

4. Property and Equipment

              Property and equipment at December 31, 2004 and 2003 consist of the following:

	2004	2003	Estimated Useful Lives

Computer and equipment	$47,945	$42,818	3 years
Leasehold improvements	10,414	10,414	7 years
	58,359	53,232
Less: accumulated depreciation	53,863	50,007
Property and Equipment, Net	$4,496	$3,225

Depreciation expense for the years ended December 31, 2004 and 2003 was $3,857 and $13,614, respectively.

5. Stockholders' Equity

a.  Authorized Shares

The Company's authorized shares consisted of 3,140,000 shares, divided into 2,000,000 shares of common stock, par value $.001 per share and 1,140,000 shares of preferred stock, par value $.01 per share.

b.  Issuance of Common Stock

On March 31, 2004, the Company issued 120,000 shares of its common stock to certain consultants and directors for service provided. These shares are valued at $0.60 per share, the Company's stock price on the grant date.

On March 31, 2004, the Company issued 25,000 shares of its common stock in connection with an exercise of option with an exercise price at $0.001 per share (see c. below).

c.  Options and Warrants

On December 15, 2003, the Company granted a consultant who serves as an executive officer of the Company a 10-year option to purchase 25,000 shares of its common stock at an exercise price $0.001 per share. Accordingly, the Company recorded consulting expenses of $14,987 using the Black-Scholes option-pricing model. There option was exercised on March 31, 2004 (see b. above).

The following table summarizes the changes in options outstanding and the related exercise price ranges for shares of the Company's common stock:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2002	-
Granted	25,000	$0.001
Exercised	-
Expired or cancelled	-
Outstanding at December 31, 2003	25,000	$0.001
Granted	-
Exercised	(25,000)	$0.001
Expired or cancelled	-
Outstanding at December 31, 2004	-0-

The changes in warrants outstanding and related price ranges are as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2002	9,067	$162.00
Granted	--
Exercised	--
Expired or cancelled	(6,833)	1.50
Outstanding at December 31, 2003	2,234	650.66
Granted	--
Exercised	--
Expired or cancelled	(768)	1.50
Outstanding at December 31, 2004	1,466	990.00

For disclosure purposes in accordance with SFAS No. 123, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for stock options granted during the year ended December 31, 2003:

2003
Expected volatility	213%
Annual dividends	-0-
Risk-free interest rate	4.28%
Expected life of option	3 Years

No options have been granted to employees during the year ended December 31, 2004 and 2003. Therefore, if the Company had recognized compensation cost for the employee stock options in accordance with SFAS No. 123, the Company's pro forma net income (loss) and earning (loss) per share would have been the same as the net income (loss) and earning (loss) per share as reported on the accompanying statements of operations.

6.  Commitments and Contingencies

          a.  The Company rents its office on a month-to-month basis. Rent expense was approximately $11,000 and $19,000 for the years ended December 31, 2004 and 2003, respectively.

          b.  Effective July 1, 2001, the Company entered into three-year employment agreements with two officers who are principal stockholders of the Company. On October 15, 2001, the Company advanced to two officers $375,000 and $225,000, respectively, as an inducement for the officers to remain with the Company through at least January 2, 2003. These advances were converted to a continuation bonus on January 2, 2003. Such advances have been recorded as deferred compensation and amortized over fifteen months. These agreements were terminated by mutual consent of the Company and the two officers effective December 31, 2002 and they continued to provide service to the Company as consultants. In connection with an option granted to one of the consultants in December 2003, this consultant agreed to repay $275,000 of the $375,000 bonus if he ceased providing services before March 31, 2004. This consultant continued to provide consulting services after March 31, 2004.

7.   Income Taxes

The Company accounts for its income taxes under SFAS No. 109, "Accounting for Income Taxes" which requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. At December 31, 2004 and 2003, the Company had net operating loss carryforwards of approximately $19,500,000 and $19,000,000, expiring 2011 through 2024. SFAS No. 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. At December 31, 2004 and 2003, a valuation allowance for the full amount of the deferred tax asset was recorded because of operating losses incurred and the uncertainties as to the amount of taxable income that would be generated in the future years. In addition, the utilization of such net operating losses is subject to certain limitations under Federal income tax laws.

The components of the net deferred tax asset consist of the following at December 31, 2004 and 2003:

	2004	2003
Net operating loss carryforwards	$6,825,000	$6,650,000
Valuation allowance	(6,825,000)	(6,650,000)
	$-	$-
	===========	==========

The provision for income taxes differs from the amount computed applying the statutory federal income tax rate to income before income taxes as follows as of December 31, 2004 and 2003:

	2004	2003
Income tax (benefit) computed at statutory rate at 35%	$(240,000)	$419,000
Utilization of NOL	-	(419,000)
Tax benefit not recognized	240,000
Provision for income taxes	$-	$-
	=========	========

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

In the first quarter of 2004, the Company received 500,000 restricted shares of common stock of an unrelated entity, American Radio Empire, Inc. ("ARE") for the consulting service provided. ARE is a development stage enterprise that is seeking to acquire via a "roll-up" small market radio stations. This investment is valued at $5,000 and recorded as consulting revenue on the accompanying financial statements (see Note 10).

In the third quarter of 2004, the Company received 593,873 restricted shares of common stock of an unrelated entity, Hydrogen Technology Applications, Inc. ("Hydrogen") for the consulting service provided. Hydrogen is engaged in the business of designing and marketing patented gas generators that produce a patent-pending gas made by burning water. The investment is valued at $148,468 and recorded as consulting revenue on the accompanying financial statements.

All of the above investments are carried at cost basis.

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

9.  Accounting Developments:

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151, "Inventory Costs" (SFAS 151). This Statement clarifies the accounting for abnormal amounts of idle facility expenses, freight, handling costs and wasted material spoilage and is effective for fiscal years beginning after June 15, 2005. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

In December 2004, the FASB issued FASB Statement No. 152, which amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real-estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets" (SFAS 153). This Statement addresses the measurement of exchanges of nonmonetary assets and is effective for nonmonetary asset exchanges occurring in fiscal years beginning after June 15, 2005. The adoption of SFAS 153 will not have a material effect on the Company's financial position or results of operations.

In December 2004, FASB issued SFAS No. 123 (R), "Share-Based Payment" (SFAS 123(R)), which requires that all share-based payments to employees, including the grants of employee stock options, be recognized in the financial statements based on their fair values. This statement is effective for public companies at the beginning of the first interim or annual period beginning after December 15, 2005. The Company plans to adopt this statement for the interim period ending March 31, 2006. Since the Company has no options outstanding at December 31, 2004, management believes adoption of SFAS 123 (R) will not have a material effect on the Company's financial position or results of operations.

10. Subsequent Events (Unaudited):

In March 2005 the Company and American Radio Empire, Inc. entered into an agreement of mutual release pursuant to which the Company returned to ARE all of the shares of ARE issued to it in termination of the Company's agreement with ARE (see Note 8).

PART III

Item 9.  Directors and Executive Officers of the Registrant

Our board of directors is divided into three classes, labeled Class I, Class II and Class III, with the term of one of the three classes of directors expiring each year at our annual meeting or special meeting held in lieu of our annual meeting. The number of directors has been fixed at six, and there is currently one vacancy on the board of directors for a Class I director.

Our officers serve as consultants to the Company:

Richard A. Fisher, 58, Chairman of the Board, General Counsel and acting chief financial officer. Mr. Fisher has been chairman of our board of directors and general counsel since February 1999. Mr. Fisher is a Class III director and serves until our 2005 annual meeting or until his successor is elected and qualified. Mr. Fisher was a co-founder of our predecessor, where he served as chairman of the board and general counsel from August 1996 to February 1999. From January 1996 to August 1996, Mr. Fisher provided legal and other counseling services to a number of start-up and early stage companies. From January 1996 to August 1996, Mr. Fisher provided legal and other counseling services to a number of start-up and early stage companies, and from 1987 through 1995 was a principal and general counsel of a public company he co-founded to engage in the manufacture and sale of advanced composite materials to the aerospace, defense and sporting goods industries. Mr. Fisher holds a BA in Economics from Northwestern University (1968) and a Juris Doctor from the University of Virginia Law School (1971). Mr. Fisher is a member of the Massachusetts, Virginia and District of Columbia bars and is admitted to practice before the United States Supreme Court and United States Tax Court. Mr. Fisher was a captain in the United States Army Infantry and was formerly a partner in the law firm of Foley Hoag of Boston, Massachusetts.

Kevin J. High, 40, President and Director. Mr. High has been one of our directors since February 1999 and president since July 2001. Mr. High was a co-founder of our predecessor, where he served as vice president from April 1996 to December 1996 and from December 1996 to February 1999 as chief executive officer. Mr. High is a Class III director and serves until our 2005 annual meeting or until his successor is elected and qualified. From April 1991 to April 1996, Mr. High served as branch manager of the Middletown, Rhode Island office of the Corporate Securities Group, Inc. and served as its general securities principal.  From August 1989 to April 1991, Mr. High served as a vice president of Shearson Lehman Brothers, Inc. (now Salomon Smith Barney).

John J Gilece, Jr., 63, Director. Mr. Gilece has been one of our directors since July 2001 and serves on our Audit and Compensation Committees. He is a Class II director and serves until our 2007 annual meeting or until his successor is elected and qualified. Mr. Gilece has been president and chief executive officer of Fibernet Systems, LLC of Annapolis, Maryland since its inception in 1997. Mr. Gilece holds a Juris Doctor degree from Fordham University School of Law in New York and is a member of the Maryland Bar. Mr. Gilece also served in the U.S. Marine Corps as an infantry officer and is a Viet Nam veteran.

Christopher Portner, 38, Director. Mr. Portner has been one of our directors since July 2001 and serves on our Compensation and Audit Committees. He is a Class I director and serves until our 2006 annual meeting or until his successor is elected and qualified. Since March 1998, Mr. Portner has been a certified financial planner and a general securities principal with PSA Equities and a portfolio manager with PSA Capital Management of Lutherville, Maryland. From 1995 through February 1998, Mr. Portner was a financial consultant with Peremel & Company of Baltimore, Maryland. Mr. Portner is a graduate of the College of Financial Planning's professional education program, holds a Bachelor of Science degree in both business and English from Towson State University.

Richard Parke, 41, Director. Mr. Parke has been one of our directors since July 2004 and is a member of our Investment Committee. He is a Class II director and serves until our 2007 annual meeting or until his successor is elected and qualified. Since 1999, Mr. Parke has managed the sales of multiple drug portfolio's of Pfizer Inc. to institutional, long term care, and group practice accounts in Rhode Island . From 1993 until 1999,, Mr. Parke held a similar position at GlaxoSmithKline, PLC. Previously, he held various positions in the telecommunications industry. Mr. Parke is a 1985 graduate of the State University of New York at Buffalo with Bachelor of Science degree in Business Administration.

We have no management other than our directors and two consultants who serve in executive capacities.

Board of Directors Meetings and Committees

The Board of Directors has responsibility for establishing broad corporate policies and reviewing our overall performance rather than day-to-day operations. The Board's primary responsibility is to oversee our management and, in so doing, serve the best interests of the company and its stockholders. The Board selects, evaluates and provides for the succession of executive officers and, subject to stockholder election, directors. It reviews and approves corporate objectives and strategies, and evaluates significant policies and proposed major commitments of corporate resources. It participates in decisions that have a potential major economic impact on us. Management keeps the directors informed of company activity through regular oral reports and presentations at Board and committee meetings.

The Board of Directors met two times via teleconference, once in person and acted by unanimous written consent two times during the year ended December 31, 2004. No incumbent director attended fewer than 75% of the total number of meetings held by the board and committees of the board on which he served.

We established an Audit Committee and a Compensation Committee in May 1999. We established an Investment Committee in August 2004 in connection with our election to become an Business Development Company under the Investment Company Act of 1940.

Audit Committee. The primary responsibility of the Audit Committee is to oversee our financial reporting process on behalf of our Board of Directors and report the result of their activities to the Board. Such responsibilities include, but are not limited to, the selection, and if necessary the replacement, of our independent auditors, review and discussion with such independent auditors and our internal audit department (i) the overall scope and plans for the audit, (ii) the adequacy and effectiveness of the accounting and financial controls, including our system to monitor and manage business risks, and legal and ethical programs, and (iii) the results of the annual audit, including the financial statements included in our annual report on Form 10-KSB. The members of the Audit Committee are John J. Gilece, Jr. and Christopher Portner, each of whom is an independent director of the Company. Mr. Portner has been designated as the "audit committee financial expert". The Audit Committee met four times during fiscal 2004 via teleconference.

Investment Committee. The Investment Committee has oversight responsibility with respect to reviewing and overseeing our contemplated investments and portfolio companies and investments on behalf of the Board and shall report the results of their activities to the Board. The Investment Committee (i) has the ultimate authority for and responsibility to evaluate and recommend investments, and (ii) reviews and discusses with management (a) the performance of portfolio companies, (b) the diversity and risk of our investment portfolio (and, where appropriate, makes recommendations respecting the role or addition of portfolio investments) and (c) all solicited and unsolicited offers to purchase portfolio companies. The members of the Investment Committee are Christopher Portner and Richard Parke, each of whom are independent directors of the Company. The Compensation Committee did not meet in 2004.

Compensation Committee. The Compensation Committee consists of Christopher Portner and John Gilece. The Compensation Committee reviews and recommends to the Board of Directors the compensation and benefits of our officers and directors, including stock compensation and loans, and establishes and reviews general policies relating to the compensation and benefits of our consultants who serve as officers. The Compensation Committee met twice during fiscal 2004 via teleconference

Compensation Committee Interlocks and Insider Participation

Prior to establishing the Compensation Committee, the Board of Directors as a whole performed the functions delegated to the Compensation Committee. No member of the Board of Directors or the Compensation Committee serves as a member of the Board of Directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board of Directors or compensation committee.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and change in ownership with the Securities and Exchange Commission. Officers, directors and greater-than-ten percent stockholders are required by Securities and Exchange Commission regulations to furnish us with all Section 16(a) forms they file. Based solely on review of the copies of such forms received by us, we believe that during the fiscal year ended December 31, 2004, all officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements, except that Richard Fisher, Kevin High, John Gilece, Christopher Portner and one greater-than-ten-percent stockholder each filed one report on Form 4 late, and the greater-than-ten-percent stockholder filed one report on Form 3 late.

Item 10.  Executive Compensation

Compensation of Directors and Executive Officers

Director Compensation

Each outside director receives compensation of $1,000 for each meeting of the Board attended in person. All outside directors receive reimbursement for out-of-pocket expenses incurred in attending meetings of the Board. In 2004, Mr. Gilece and Mr. Portner each were granted an award of 10,00 restricted shares of our common stock as compensation for their services in lieu of the payment of cash compensation.

Executive Officer Compensation

The following table sets forth the total compensation paid or accrued for our chief executive officers who were consultants to us at December 31, 2004 (collectively, the "Named Executive Officers"), and previous executive compensation reported.

SUMMARY COMPENSATION

		Annual Compensation				Long Term Compensation

	Name and Principal Position	Fiscal Year Ended	Salary	Other Annual Compensation		Securities Underlying Options	All Other Compensation

	Richard A. Fisher	12/31/04		$352,982	1,2,3
	Chairman and General Counsel	12/31/03		$140,000	4	25,000
		12/31/02	$88,846	$22,788	5	--	--

	Kevin J. High	12/31/04		$95,284	6,7
	President	12/31/03		$375,000	8
		12/31/02	$53,846	$18,066	9		--

[1]	Includes $275,000 paid in 2001 but not earned as compensation until 2004
[2]	Includes $30,000 book value of restricted shares of common stock of Cytation Corporation
[3]	Includes $15,000 book value of 25,000 shares of common stock acquired upon exercise of stock option
[4]	Includes $100,000 paid in 2001 but not earned as compensation until 2003
[5]	Represents payment of personal life insurance premiums
[6]	Includes $30,000 book value of restricted shares of common stock of Cytation Corporation
[7]	Includes $45,285 from the cancellation of indebtedness of an affiliate
[8]	Includes $225,000 paid in 2001 but not earned as compensation until 2003
[9]	Represents payment of personal life insurance premiums

Option Grants in Last Fiscal Year

None

Option Exercises and Year-End Values

On March 31, 2004, a consultant who serves as one of our officers exercised an option to purchase 25,000 shares of our common stock at an exercise price of $.001 per share.

Employment and Consulting Agreements

We have no employment or consulting agreements.

Benefit Plans

We maintain no benefit plans.

Stock Option Plans

We maintain no stock option plans.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following tables set forth certain information regarding the beneficial ownership of the our voting securities as of March 1, 2005 by (i) each person or entity known to us to own beneficially five percent or more of any series of preferred stock and common stock, (ii) each of the our directors, (iii) each of our named executive officers, and (iv) all our directors and executive officers as a group. Except as otherwise noted, each beneficial owner has sole voting and investment power with respect to the shares shown.

	COMMON STOCK

	Name and Address of Beneficial Owner [1]	Number of Shares Beneficially Owned [2]	Percent of Common Stock Outstanding

	Kevin J. High	138,750 [3]	31.80%
	Richard A. Fisher	165,040 [4]	37.80%
	John J. Gilece, Jr.	19,233	3.00%
	Christopher Portner	19,166	4.40%
	Richard Parke	-	0.00%

	All directors and executive	342,189	77.00%
	officers as a group (5 persons)

[1]	Each stockholder's address is c/o Cytation Corporation, 251 Thames Street, No. 8, Bristol, RI 02809.
[2]	After giving effect to 1-for-150 reverse stock split effective November 22, 2002. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as indicated, each person possesses sole voting and investment power with respect to all of the shares of common stock owned by such person, subject to community property laws where applicable. All shares held by persons in this table are issued and outstanding. Percentage ownership is based on 291,165 shares of common stock outstanding on April 2, 2004, plus securities deemed to be outstanding with respect to individual stockholders pursuant to Rule 13d-3(d)(1) under the Exchange Act.
[3]	Includes 59,691 shares owned by Kevin J. High Revocable Living Trust, 3,140 shares owned by Mr. High and his spouse jointly, and 13,324 shares owned beneficially by the children of Mr. High.
[4]	Includes 150,209 shares of common stock owned by Mr. Fisher's spouse.

Item 12.  Certain Relationships and Related Transactions

None.

Item 13.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a) The following documents are filed as part of the Report.

          1.  Financial Statements (see index to financial statements)
          2.  Financial Statement Schedule - None

     (b) Reports on Form 8-K

1. Form 8K, Other Events, filed on January 21, 2004.

2. Form 8K, Corporate Governance and Management,; Other Items, filed on August 20, 2004.

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

Dated March 19, 2004	CYTATION CORPORATION

By: /s/ RICHARD A. FISHER
Richard A. Fisher
Chairman

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Date	Title
/s/ Richard A. Fisher	March 19, 2005	Chairman of the Board and Principal Accounting Officer
Richard A. Fisher

/s/ Kevin J. High	March 19, 2005	President, Director
Kevin J. High

/s/ John J. Gilece, Jr.	March 19, 2005	Director
John J. Gilece, Jr.

/ s/ Christopher Portner	March 19, 2005	Director
Christopher Portner

/ s/ Richard Parke	March 19, 2005	Director
Richard Parke

EXHIBIT INDEX
Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation of the Company(2)
3.2	Articles of Merger between the Company and Cytation Corporation, dated February 11, 1999(1)
3.3	Articles of Merger between CollegeLink.com Incorporated and ECI, Inc., dated August 10, 1999(2)
3.4	Certificate of Merger of CollegeLink.com Incorporated and ECI, Inc., dated August 10, 1999(2)
3.5	Certificate of Ownership and Merger between the Company and CollegeLink.com Incorporated, dated November 15, 1999(2)
3.6	By-Laws of the Company(2)
4.1	Please see Exhibits 3.1 and 3.6 for provisions of the Amended and Restated Certificate of Incorporation and By-Laws of the Company defining the rights of holders of the common stock of the Company
10.1	Consulting agreement dated March 18, 2004 by and between Business Solutions of the Future Inc. and the Company
24.1	Power of Attorney (contained on the signature page of this Form 10-KSB)

(1)  Incorporated by reference from the Company's Form 8-K, Current Report, filed March 18, 1999, and later amended on April 2, 1999.

(2)  Filed as Exhibit to the Company's Registration Statement No. 333-85079 on Form SB-2 and incorporated herein by reference.