Form 10QSB
period 2005-03-31
CYTATION CORP
filed 2005-05-13
CIK 95047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

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

Common Stock, $.001 Par Value - 437,831 shares as of May 12, 2005.

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

LETTER OF INTENT TO MERGE

ON APRIL 8, 2005, THE COMPANY ENTERED INTO A BINDING LETTER OF INTENT WITH EVOLVE ONCOLOGY, INC. ("EVOLVE") (PINK SHEETS: "EVON") TO EFFECT A MERGER WITH EVOLVE. THE COMPANY WILL BE THE SURVIVING CORPORATION. UNDER THE PROPOSED MERGER, THE COMPANY WOULD AUTHORIZE ADDITIONAL SHARES OF COMMON STOCK TO BE ISSUED IN THE TRANSACTION, DECLARE A 2.5 FOR ONE FORWARD STOCK SPLIT, AND ISSUE TO EVOLVE'S STOCKHOLDERS APPROXIMATELY 20,800,000 NEWLY ISSUED SHARES OF ITS COMMON STOCK. EVOLVE AGREED TO ASSUME AND TO PAY APPROXIMATELY $115,000 OF THE COMPANY'S LIABILITIES AT THE CLOSING OF THE TRANSACTION. AFTER THE TRANSACTION, STOCKHOLDERS OF EVOLVE WOULD OWN APPROXIMATELY 95% OF THE TOTAL ISSUED AND OUTSTANDING COMMON STOCK OF THE COMPANY.

UPON THE CLOSING OF THIS TRANSACTION, THE CURRENT OFFICERS AND DIRECTORS OF THE COMPANY WILL RESIGN. EVEN THOUGH THE COMPANY WILL BE THE SURVIVING CORPORATION IN THE MERGER, THE COMPANY WILL BE ENGAGED IN A COMPLETELY DIFFERENT BUSINESS WITH NEW MANAGEMENT AND DIRECTORS. CURRENT STOCKHOLDERS OF THE COMPANY WILL ONLY OWN A 5% OF THE MERGED BUSINESS INITIALLY, WHICH OWNERSHIP COULD BE FURTHER DILUTED IN THE EVENT THAT THE COMPANY, AFTER THE MERGER, ISSUES ADDITIONAL EQUITY TO RAISE CAPITAL OR FOR ACQUISITIONS.

PART 1 FINANCIAL INFORMATION

Item 1. Financial Statements.

Cytation Corporation

CONTENTS

UNAUDITED FINANCIAL STATEMENTS

     Balance Sheets as of March 31, 2005 and December 31, 2004

     Statements of Operations for the Three Months Ended March 31, 2005 and 2004

     Statements of Cash Flows for the Three Months Ended March 31, 2005 and 2004

     Notes to Financial Statements

Cytation Corporation
Balance Sheets

ASSETS
	March 31,	December 31,
	2005	2004
	(Unaudited)	(Audited)
CURRENT ASSETS:
Cash	$21,719	$62,707
Marketable securities, at market value	-	2,937
Notes receivable, stockholders	10,112	10,112
Notes receivable, others	-	5,000
Prepaid expenses and other current assets	272	8,706

Total Current Assets	32,103	89,462

PROPERTY AND EQUIPMENT, Net	4,596	4,496

OTHER ASSETS:
Security deposit	1,800	1,800
Investment in privately-held companies	54,718	59,718

	56,518	61,518

TOTAL ASSETS	$93,217	$155,476
	==========	==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$42,555	$92,306
Note payable and accrued interest	121,612	120,227

Total Current Liabilities	164,167	212,533

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value, 2,000,000 shares authorized,
437,831 and 436,165 shares issued and outstanding, respectively	438	436
Additional paid-in capital	32,608,449	32,608,451
Shares subscribed but not issued (23,500 shares)	23,500	-
Accumulated deficit	(32,703,337)	(32,665,944)

TOTAL STOCKHOLDERS' EQUITY	(70,950)	(57,057)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$93,217	$155,476
	===========	==========
See notes to financial statements.

Cytation Corporation
Statements of Operations
For The Three Months Ended March 31, 2005 and 2004
(Unaudited)

	2005	2004

CONSULTING REVENUE	$-	$5,000

COST OF REVENUE	1,182	445,405

GROSS PROFIT	(1,182)	(440,405)

OPERATING EXPENSES:
Depreciation	512	804
Selling, general and administrative	28,810	109,179

TOTAL OPERATING EXPENSES	29,322	109,983

OPERATING LOSS	(30,504)	(550,388)

OTHER INCOME (EXPENSES)
Gain on sale of investment		266,250
Loss on termination of ARE agreement	(5,000)	-
Interest income (expenses), net	(1,889)	(1,386)

TOTAL OTHER INCOME (EXPENSES)	(6,889)	264,864

(LOSS) INCOME BEFORE INCOME TAXES	(37,393)	(285,524)

INCOME TAXES	-	-

NET LOSS	$(37,393)	$(285,524)
	==========	===========
Net (Loss) Income Per Share (Basic and Diluted)	$(0.09)	$(0.98)
	==========	===========
Weighted Average Common Shares Outstanding	436,998	292,776
	==========	===========
See notes to financial statements.

Cytation Corporation
Statements of Cash Flows
For The Three Months Ended March 31, 2005 and 2004
(Unaudited)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(37,393)	$(285,524)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	512	804
Gain on sale of investment	-	(266,250)
Stock based compensation	-	72,000
Accrued interest on note payable	1,385	1,386
Loss on termination of ARE agreement	5,000	-
Non-cash consulting income	-	(5,000)
Non-cash consulting fee		443,750
Changes in operating assets and liabilities:
Prepaid expenses and others
Prepaid expenses and others	8,434	-
Accounts payable and accrued expenses	(49,751)	27,222

NET CASH USED IN OPERATING ACTIVITIES	(71,813)	(11,612)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of property and equipment	(612)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Collections of notes receivable	5,000	10,000
Proceeds from issuance of common stock	23,500	25

NET CASH PROVIDED BY FINANCING ACTIVITIES	28,500	10,025

NET DECREASE (INCREASE) IN CASH	(43,925)	(1,587)

CASH, Beginning	65,644	2,236

CASH, Ending	$21,719	$649
	=========	=========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the periods for:
Interest	$828	$-
	=========	=========
Taxes	$-	$-
	=========	=========
See notes to financial statements.

Notes to Financial Statements

1.  Basis of Presentation

The accompanying unaudited financial statements of Cytation Corporation (the "Company") have been prepared in accordance with generally accounting principles for interim financial information and with the instructions to prepare them for inclusion as part of the Form 10QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements for the periods ended March 31, 2005 and 2004 are unaudited and include all adjustments which in the opinion of management, are necessary in order to make the financial statements not misleading. All such adjustments are of a normal recurring nature. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full year. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10KSB filed with the Securities and Exchange Commission for the period ended December 31, 2004.

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

During the period commencing with the fourth quarter of 2002 and ending in December 2004, the Company engaged in the business of providing consulting and related services to private companies that wish to become reporting companies under the Securities Exchange Act of 1934. In the first quarter of 2005, the Company discontinued all business operations and agreed to engage in a reverse merger transaction. See "Subsequent Events".

3.  Equity Transactions

On February 14, 2005, the Company authorized the issuance for no consideration of 1,666 shares to Bost &Co., an unaffiliated third party, in consideration of a prior investment. On March 4, 2004, the Company agreed to issue 23,500 of its common shares to an unaffiliated third party for $23,500 in cash and a warrant to purchase 20,000 shares of the common stock of Solomon Technologies, Inc.

4.  Investment/Termination of Consulting Agreement

In the first quarter of 2004, the Company received 500,000 restricted shares of common stock and warrants of an unrelated entity, American Radio Empire, Inc. ("ARE"), as compensation for the consulting services provided and to be provided. The investment was valued at $5,000, which management believes is approximately the fair value of the shares at this time, and this amount was recorded as consulting revenue on the accompanying financial statements. During the first quarter of 2005, the Company returned the 500,000 restricted shares of ARE common stock and entered into a mutual release agreement with ARE pursuant to which each party released all claims against the other.

5.  Subsequent Events

During the first quarter of 2005, the Company reviewed business opportunities resulting from its status as a Business Development Company under the Investment Company Act of 1940 and evaluated other courses of action. On April 8, 2005, the Company entered into a binding letter of intent with Evolve Oncology, Inc. ("Evolve") to effect a merger with Evolve pursuant to which the Company will not engage in any further business operations other than to close the merger transaction. Although the Company will be the surviving corporation under the proposed merger, it will not thereafter engage in any business that it has engaged in the past. Stockholders of the Company will be substantially diluted, and the Company's current officers and directors will resign. The Company will authorize additional shares of common stock to be issued in the transaction, declare a 2.5 for one forward stock split, and issue to Evolve's stockholders approximately 20,800,000 newly issued shares of its common stock. Evolve has agreed to assume and to pay approximately $115,000 of the Company's liabilities at the closing of the transaction. After the transaction, stockholders of Evolve would own approximately 95% of the total issued and outstanding common stock of the Company.

Evolve is developing products for the treatment of breast cancer, leukaemia and multiple cancer treatments including lymphomas, melanomas and gastric cancer.

On February 14, 2005, the Company authorized the issuance of 15,000 shares to Richard Parke in consideration of his agreement to join the Company's board of directors. The purchase price of these shares was $15.00. On March 4, 2004, the Company agreed to issue 23,500 of its common shares to an unaffiliated third party for $23,500. These shares (a total of 38,500) of common stock were issued subsequent to March 31, 2005, and were not considered issued and outstanding as of that date.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Results of Operations

As a result of the Company's decision to discontinue all business operations and enter into a reverse merger transaction, the Company no longer is engaged in any business in which it was engaged during its last three fiscal years. Accordingly, management does not believe that it is informative or useful to compare the results of operations of its former principal business with the results of operations during the first quarter of 2005, when its decided to terminate its business and engage in a reverse merger transaction.

Liquidity and Capital Resources

As of March 31, 2005, we had negative working capital of $132,064 compared to positive working capital of $1,088,603 as of March 31, 2004.

We have minimal fixed expenses and minimal operating costs. We expect to be able to operate until the closing of the merger with Evolve without generating any revenue. In the event that the merger with Evolve does not occur, we expect to be able to operate until the closing of another similar transaction. Our officers serve as consultants to us and are not paid. We occupy our office space on a month-to-month basis. The Company has no employment or consulting agreements or long-term commitments for office space or services.

Item 3.  Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report for the quarter ended March 31, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our President along with our Chairman and General Counsel. Based upon that evaluation, our President along with our Chairman and General Counsel concluded that our disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried our evaluation.

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

PART II OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 2.  Change in Securities.

On February 14, 2005, the Company authorized the issuance of 15,000 shares to Richard Parke in consideration of his agreement to join the Company's board of directors. The purchase price of these shares was $15.00. On February 14, 2005, the Company authorized the issuance for no consideration of 1,666 shares to Bost &Co., an unaffiliated third party, in consideration of a prior investment. On March 4, 2004, the Company agreed to issue 23,500 of its common shares to an unaffiliated third party for $23,500. None of these shares of common stock had been issued as March 31, 2005, and only 1,666 of these shares are considered issued and outstanding as of that date.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

Certification under Sarbanes-Oxley Act.  Our president and our chairman of the board and chief financial officer have furnished to the SEC the certification with respect to this Report that is required by Section 906 of the Sarbanes-Oxley Act of 2002.

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

   (b)   Reports on Form 8-K

           Form 8K, Other Events, filed on April 11, 2005.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                   CYTATION CORPORATION

                                    By:  /s/Richard A. Fisher
                                    Name: Richard A. Fisher
                                    Title: Chairman of the Board and Chief Financial Officer

Date:  May 12, 2005