Form 10QSB
period 2005-06-30
CYTATION CORP
filed 2005-08-11
CIK 95047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

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

Common Stock, $.001 Par Value - 476,331 shares as of August 4, 2005.

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

REVOCATION OF LETTER OF INTENT

THE COMPANY HAS TERMINATED ITS LETTER OF INTENT WITH EVOLVE ONCOLOGY, INC. AND REVOKED THE FORWARD STOCK DIVIDEND AS DESCRIBED HEREIN.

ON APRIL 8, 2005, THE COMPANY ENTERED INTO A BINDING LETTER OF INTENT WITH EVOLVE ONCOLOGY, INC. ("EVOLVE") (PINK SHEETS: "EVON") TO EFFECT A TRANSACTION WITH EVOLVE PURSUANT TO WHICH A SUBSTANTIALLY MAJORITY OF THE EQUITY OF THE COMPANY WOULD BE OWNED BY THE EVOLVE STOCKHOLDERS. THE COMPANY WILL BE THE SURVIVING CORPORATION UNDER THE PROPOSED TRANSACTION, WOULD AUTHORIZE ADDITIONAL SHARES OF COMMON STOCK TO BE ISSUED IN THE TRANSACTION, DECLARE A 2.5 FOR ONE FORWARD STOCK SPLIT, AND ISSUE TO EVOLVE'S STOCKHOLDERS APPROXIMATELY 20,800,000 NEWLY ISSUED SHARES OF ITS COMMON STOCK. EVOLVE AGREED TO ASSUME AND TO PAY APPROXIMATELY $115,000 OF THE COMPANY'S LIABILITIES AT THE CLOSING OF THE TRANSACTION. AFTER THE TRANSACTION, STOCKHOLDERS OF EVOLVE WOULD OWN APPROXIMATELY 95% OF THE TOTAL ISSUED AND OUTSTANDING COMMON STOCK OF THE COMPANY.

SUBSEQUENTLY, THE TERMS OF THE PROPOSED TRANSACTION WERE MODIFIED AND THE BOARD OF DIRECTORS OF THE COMPANY AUTHORIZED A 3.75-FOR-1 FORWARD STOCK DIVIDEND TO STOCKHOLDERS OF RECORD ON AUGUST 8, 2005. THE PAYMENT DATE FOR THE STOCK DIVIDEND IS AUGUST 22, 2005. EVOLVE ALSO AGREED TO MAKE A CASH PAYMENT TO THE COMPANY OF $125,000, SUBSTANTIALLY ALL OF WHICH WILL BE USED TO DISCHARGE INDEBTEDNESS AT THE CLOSING.

The Company will continue to seek to close a reverse merger or comparable transaction.

PART 1 FINANCIAL INFORMATION

Item 1.  Financial Statements.

Cytation Corporation

CONTENTS

UNAUDITED FINANCIAL STATEMENTS

     Balance Sheets as of June 30, 2005 and December 31, 2004

     Statements of Operations for the Three Months Ended June 30, 2005 and 2004

     Statement of Operations for the Six Months Ended June 30, 2005 and 2004

     Statements of Cash Flows for the Six Months Ended June 30, 2005 and 2004

     Notes to Financial Statements

Cytation Corporation
Balance Sheets

ASSETS
	June 30,	December 31,
	2005	2004
	(Unaudited)	(Audited)
CURRENT ASSETS:
Cash	$2,596	$65,644
Notes receivable, stockholders	-	10,113
Notes receivable, others	-	5,000
Prepaid expenses and other current assets	-	8,706

Total Current Assets	2,596	89,463

PROPERTY AND EQUIPMENT, Net	-	4,496

OTHER ASSETS:
Security deposit	1,800	1,800
Investment in privately-held companies	-	59,718

	1,800	61,518

TOTAL ASSETS	$4,396	$155,477
	============	=============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$45,165	$92,306
Note payable and accrued interest	122,997	120,228

Total Current Liabilities	168,162	212,534

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT:
Common stock, $0.001 par value, 2,000,000 shares authorized,
476,331 and 436,165 shares issued and outstanding, respectively	477	436
Additional paid-in capital	32,631,910	32,608,451
Accumulated deficit	(32,796,153)	(32,665,944)

TOTAL STOCKHOLDERS' DEFICIT	(163,766)	(57,057)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,396	$155,477
	============	=============
See notes to financial statements.

Cytation Corporation
Statements of Operations
For The Three Months Ended June 30, 2005 and 2004
(Unaudited)

	2005	2004

CONSULTING REVENUE	$-	$36,900

COST OF REVENUE	375	274,799

GROSS PROFIT	(375)	(237,899)

OPERATING EXPENSES:
Depreciation	525	945
Selling, general and administrative	86,261	66,655

TOTAL OPERATING EXPENSES	86,786	67,600

OPERATING LOSS	(87,161)	(305,499)

OTHER INCOME (EXPENSES)
Gain on sale of investment	-	82,391
Loss on sale of property and equipment	(4,270)	-
Interest income (expenses), net	(1,385)	(1,384)

TOTAL OTHER INCOME (EXPENSES)	(5,655)	81,007

LOSS BEFORE INCOME TAXES	(92,816)	(224,492)

INCOME TAXES	-	-

NET LOSS	$(92,816)	$(224,492)
	=========	==========
Net (Loss) Income Per Share (Basic and Diluted)	$(0.20)	$(0.51)
	=========	==========
Weighted Average Common Shares Outstanding	461,331	436,165
	=========	==========
See notes to financial statements.

Cytation Corporation
Statements of Operations
For The Six Months Ended June 30, 2005 and 2004
(Unaudited)

	2005	2004

CONSULTING REVENUE	$-	$41,900

COST OF REVENUE	1,557	20,204

GROSS PROFIT	(1,557)	(678,304)

OPERATING EXPENSES:
Depreciation	1,037	1,749
Selling, general and administrative	115,071	175,834

TOTAL OPERATING EXPENSES	116,108	177,583

OPERATING LOSS	(117,665)	(855,887)

OTHER INCOME (EXPENSES)
Gain on sale of investment	-	348,641
Loss on sale of property and equipment	(4,270)	-
Loss on termination of ARE agreement	(5,000)	-
Interest income (expenses), net	(3,274)	(2,770)

TOTAL OTHER INCOME (EXPENSES)	(12,544)	345,871

LOSS BEFORE INCOME TAXES	(130,209)	(510,016)

INCOME TAXES	-	-

NET LOSS	$(130,209)	$(510,016)
	=========	=========
Net (Loss) Income Per Share (Basic and Diluted)	$(0.29)	$(1.40)
	=========	=========
Weighted Average Common Shares Outstanding	449,072	364,471
	=========	=========
See notes to financial statements.

Cytation Corporation
Statements of Cash Flows
For The Six Months Ended June 30, 2005 and 2004
(Unaudited)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(130,209)	$(510,016)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	1,036	1,749
Gain on sale of investment	-	(348,640)
Stock based compensation	-	72,000
Accrued interest on note payable	2,770	2,772
Loss on termination of ARE agreement	5,000	-
Loss on sale of property and equipment	4,270
Non-cash consulting income	-	(5,000)
Non-cash consulting fee	64,830	719,000
Changes in operating assets and liabilities:
Accounts receivable		(11,900)
Prepaid expenses and others	8,706	-
Accounts payable and accrued expenses	(47,141)	9,306

NET CASH USED IN OPERATING ACTIVITIES	(90,738)	(70,729)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	-	80,997
Proceeds from sale of property and equipment	2	-
Purchases of property and equipment	(812)	(4,527)

NET CASH USED IN INVESTING ACTIVITIES	(810)	76,470

CASH FLOWS FROM FINANCING ACTIVITIES:
Collections of notes receivable	5,000	9,885
Proceeds from issuance of common stock	23,500	25

NET CASH PROVIDED BY FINANCING ACTIVITIES	28,500	9,910

NET DECREASE (INCREASE) IN CASH	(63,048)	15,651

CASH, Beginning	65,644	2,236

CASH, Ending	$2,596	$17,887
	==========	==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the periods for:
Interest	$828	$-
	==========	==========
Taxes	$-	$-
	==========	==========
Non-cash investing and financing activities:
Distribution of investment to shareholders as dividend	$-	$582,330
	==========	==========
See notes to financial statements.

Notes to Financial Statements

1.  Basis of Presentation

The accompanying unaudited financial statements of Cytation Corporation (the "Company") have been prepared in accordance with generally accounting principles for interim financial information and with the instructions to prepare them for inclusion as part of the Form 10QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements for the periods ended June 30, 2005 and 2004 are unaudited and include all adjustments which in the opinion of management, are necessary in order to make the financial statements not misleading. All such adjustments are of a normal recurring nature. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full year. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10KSB filed with the Securities and Exchange Commission for the period ended December 31, 2004.

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

During the period commencing with the fourth quarter of 2002 and ending in December 2004, the Company engaged in the business of providing consulting and related services to private companies that wish to become reporting companies under the Securities Exchange Act of 1934. In the first quarter of 2005, the Company discontinued all business operations and agreed to engage in a reverse merger transaction, which was subsequently abandoned.. See "Subsequent Events".

3.  Equity Transactions

On February 14, 2005, the Company authorized the issuance for no consideration of 1,666 shares to Bost & Co., an unaffiliated third party, in consideration of a prior investment. Also on February 14, 2005, the Company authorized the issuance for no consideration of 15,000 shares to Richard Parke in consideration of his past and future services as a director of the Company. On March 4, 2004, the Company agreed to issue 23,500 of its common shares to an unaffiliated third party for $23,500 in cash and a warrant to purchase 20,000 shares of the common stock of Solomon Technologies, Inc. All of these shares were issued in the quarter ending June 30, 2005.

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

5.  Termination of Letter of Intent

During the first quarter of 2005, the Company reviewed business opportunities resulting from its status as a Business Development Company under the Investment Company Act of 1940 and evaluated other courses of action. On April 8, 2005, the Company entered into a binding letter of intent with Evolve Oncology, Inc. ("Evolve") to effect a transaction with Evolve pursuant to which the Company will not engage in any further business operations other than to close the transaction. Although the Company will be the surviving corporation under the proposed transaction, it will not thereafter engage in any business that it has engaged in the past. Stockholders of the Company will be substantially diluted, and the Company's current officers and directors will resign. The Company will authorize additional shares of common stock to be issued in the transaction, declare a 2.5 for one forward stock split, and issue to Evolve's stockholders approximately 20,800,000 newly issued shares of its common stock. Evolve has agreed to assume and to pay approximately $115,000 of the Company's liabilities at the closing of the transaction. After the transaction, stockholders of Evolve would own approximately 95% of the total issued and outstanding common stock of the Company.

Subsequently, the terms of the proposed agreement were modified, and the Board of Directors of the Company authorized a 3.75-for-1 forward stock dividend for stockholders of record on August 8, 2005. The payment date for the dividend is August 22, 2005. Under the modified agreement, the stockholders of the Company will own approximately 8% of the equity securities after the transaction. The transaction has not closed as of the date hereof, and no assurance can be provided that it will close.

Thereafter, the Company terminated the letter of intent with Evolve and revoked its authorization for the forward stock dividend.

6.  Other Events

In contemplation of the Evolve transaction, and as compensation for prior services to its two officers, the Company cancelled $10,111 of debt, distributed approximately $17,000 of the common stock of Hydrogen Technology Applications, Inc. and sold assets to them with an approximate book value of $4,600 for a nominal price. The Company also distributed to unaffiliated third parties approximately $37,500 of the common stock of Hydrogen Technology Applications, Inc. for prior services.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Results of Operations

As a result of the Company's decision to discontinue all business operations and to seek to enter into a reverse merger or comparable transaction, the Company no longer is engaged in any business in which it was engaged during its last three fiscal years. Accordingly, management does not believe that it is informative or useful to compare the results of operations of its former principal business with the results of operations during the second quarter and first six months of 2005, when its decided to terminate its business and engage in a reverse merger transaction.

Liquidity and Capital Resources

As of June 30, 2005, we had negative working capital of $165,566 compared to positive working capital of $19,166 as of June 30, 2004.

We have minimal fixed expenses and minimal operating costs. We expect to be able to operate until the closing of a reverse merger or similar transaction. Our officers serve as consultants to us and are not paid. We occupy our office space on a month-to-month basis. The Company has no employment or consulting agreements or long-term commitments for office space or services.

Item 3.  Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report for the quarter ended June 30, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our President along with our Chairman and General Counsel. Based upon that evaluation, our President along with our Chairman and General Counsel concluded that our disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried our evaluation.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Change in Securities.

On February 14, 2005, the Company authorized the issuance of 15,000 shares to Richard Parke in consideration of his agreement to join the Company's board of directors. The purchase price of these shares was $15.00. On February 14, 2005, the Company authorized the issuance for no consideration of 1,666 shares to Bost & Co., an unaffiliated third party, in consideration of a prior investment. On March 4, 2004, the Company agreed to issue 23,500 of its common shares to an unaffiliated third party for $23,500. All of these shares were issued in the quarter ending June 30, 2005.

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

(1)  Incorporated by reference from the Company's Form 8-K, Current Report, filed March 18, 1999, and later amended on April 2, 1999.

(2)  Filed as Exhibit to the Company's Registration Statement No. 333-85079 on Form SB-2 and incorporated herein by reference.

(b)  Reports on Form 8-K

             Form 8K, Other Events, filed on April 11, 2005.

          Form 8K, Other Events, filed on August 1, 2005.

          Form 8K, Other Events, filed on August 4, 2005.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CYTATION CORPORATION

By:  /s/Richard A. Fisher
       Name: Richard A. Fisher
       Title: Chairman of the Board and Chief Financial Officer

Date: August 11, 2005