Form 10QSB
period 2005-09-30
CYTATION CORP
filed 2005-11-17
CIK 95047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

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

Common Stock, $.001 Par Value - 500,000 shares as of November 11, 2005.

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

LETTER OF INTENT TO MERGE

In November 2005, the Company entered into a letter of intent with a third party to effect a "reverse" merger. The Company will be the surviving corporation, but the business, ownership and management of the Company will change. In connection with the proposed merger, the Company will authorize additional shares of common stock and preferred stock expected to be issued in the transaction, declare a 2-For-1 stock dividend, and issue to the third party's stockholders newly issued shares of stock. The third party paid the Company $10,000 upon completion of due diligence and agreed to assume and to pay approximately $120,000 of the Company's liabilities at the closing of the transaction. After the transaction, stockholders of the third party will own approximately 94% of the total issued and outstanding securities of the Company.

IN CONJUNCTION WITH THE MERGER, THE COMPANY WILL TERMINATE ITS STATUS AS A "BUSINESS DEVELOPMENT COMPANY" UNDER THE INVESTMENT COMPANY ACT OF 1940 AND CHANGE ITS NAME AND TRADING SYMBOL. IT IS EXPECTED THAT THE COMMON STOCK OF THE COMPANY WILL CONTINUE TO TRADE ON THE OVER THE COUNTER BULLETIN BOARD.

EVEN THOUGH THE COMPANY WILL BE THE SURVIVING CORPORATION IN THE MERGER, THE COMPANY WILL BE ENGAGED IN A COMPLETELY DIFFERENT BUSINESS WITH NEW MANAGEMENT AND DIRECTORS. UPON THE CLOSING OF THE MERGER, THE CURRENT OFFICERS AND DIRECTORS OF THE COMPANY WILL RESIGN. CURRENT STOCKHOLDERS OF THE COMPANY INITIALLY WILL OWN APPROXIMATELY 6% OF THE OVERALL EQUITY OF THE MERGED BUSINESS, WHICH OWNERSHIP IS LIKELY THE OVERALL EQUITY OF THE MERGED BUSINESS, WHICH OWNERSHIP IS LIKELY TO BE FURTHER DILUTED UPON EXERCISE OF STOCK PURCHASE WARRANTS EXPECTED TO BE ISSUED IN CONNECTION WITH THE MERGER AND IN THE EVENT THAT COMPANY, AFTER THE MERGER, ISSUES ADDITIONAL EQUITY TO RAISE CAPITAL FOR ACQUISITIONS OR FOR OTHER PURPOSES.

PART 1 FINANCIAL INFORMATION

Item 1. Financial Statements.

Cytation Corporation

CONTENTS

UNAUDITED FINANCIAL STATEMENTS

Balance Sheets as of September 30, 2005 and December 31, 2004

Statements of Operations for the Three Months Ended September 30, 2005 and 2004

Statement of Operations for the Nine Months Ended September 30, 2005 and 2004

Statements of Cash Flows for the Nine Months Ended of September 30, 2005 and 2004

Notes to Financial Statements

Cytation Corporation
Balance Sheets

ASSETS
	September 30,	December 31,
	2005	2004
	(Unaudited)
CURRENT ASSETS:
Cash	$6,000	$65,644
Notes receivable, stockholders	-	10,113
Notes receivable, others	-	5,000
Prepaid expenses and other current assets	-	8,706

Total Current Assets	6,000	89,463

PROPERTY AND EQUIPMENT, Net	-	4,496

OTHER ASSETS:
Security deposit	1,800	1,800
Investment in privately-held companies	-	59,718

	1,800	61,518

TOTAL ASSETS	$7,800	$155,477
	============	============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$53,916	$92,306
Note payable and accrued interest	129,382	120,228

Total Current Liabilities	183,298	212,534

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT:
Common stock, $0.001 par value, 2,000,000 shares authorized,
476,331 and 436,165 shares issued and outstanding, respectively	477	436
Additional paid-in capital	32,649,609	32,608,451
Accumulated deficit	(32,825,584)	(32,665,944)

TOTAL STOCKHOLDERS' DEFICIT	(175,498)	(57,057)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$7,800	$155,477
	============	============

See notes to financial statements.

Cytation Corporation
Statements of Operations
For The Three Months Ended September 30, 2005 and 2004
(Unaudited)

	2005	2004

CONSULTING REVENUE	$49,114	$198,468

COST OF REVENUE	181	3,079

GROSS PROFIT	48,933	195,389

OPERATING EXPENSES:
Depreciation	-	1,598
Selling, general and administrative	88,548	86,779

TOTAL OPERATING EXPENSES	88,548	88,377

OPERATING LOSS	(39,615)	107,012

OTHER INCOME (EXPENSES)
Gain on sale and distribution of investment	31,902	(126,559)
Interest income (expenses), net	(1,385)	(1,143)

TOTAL OTHER INCOME (EXPENSES)	30,517	(127,702)

LOSS BEFORE INCOME TAXES	(9,098)	(20,690)

INCOME TAXES	-	3,161

NET LOSS	$(9,098)	$(23,851)
	==========	=========

Net (Loss) Income Per Share (Basic and Diluted)	$(0.02)	$(0.05)
	==========	=========
Weighted Average Common Shares Outstanding	461,331	436,165
	==========	=========

See notes to financial statements.

Cytation Corporation
Statements of Operations
For The Nine Months Ended September 30, 2005 and 2004
(Unaudited)

	2005	2004

CONSULTING REVENUE	$49,114	$240,368

COST OF REVENUE	1,738	723,283

GROSS PROFIT	47,376	(482,915)

OPERATING EXPENSES:
Depreciation	1,037	3,347
Selling, general and administrative	223,952	262,613

TOTAL OPERATING EXPENSES	224,989	265,960

OPERATING LOSS	(177,613)	(748,875)

OTHER INCOME (EXPENSES)
Gain on sale and distribution of investment	31,902	222,082
Loss on sale of property and equipment	(4,270)	-
Loss on termination of ARE agreement	(5,000)	-
Interest income (expenses), net	(4,659)	(3,913)

TOTAL OTHER INCOME	17,973	218,169

LOSS BEFORE INCOME TAXES	(159,640)	(530,706)

INCOME TAX BENEFITS	-	3,161

NET LOSS	$(159,640)	$(527,545)
	==========	===========
Net (Loss) Income Per Share (Basic and Diluted)	$(0.36)	$(1.36)
	==========	===========
Weighted Average Common Shares Outstanding	449,072	388,369
	==========	===========

See notes to financial statements.

Cytation Corporation
Statements of Cash Flows
For The Nine Months Ended September 30, 2005 and 2004
(Unaudited)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(159,640)	$(533,867)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	1,036	3,347
Gain on sale and distribution of investment	(31,902)	(222,082)
Stock based compensation	49,601	72,000
Accrued interest on note payable	9,155	4,158
Loss on termination of ARE agreement	5,000	-
Loss on sale of property and equipment	4,270	-
Write-off of note receivable to consulting fee	-	55,171
Non-cash consulting income	(49,114)	(153,468)
Non-cash consulting fee	113,944	719,000
Changes in operating assets and liabilities:
Prepaid expenses and others	8,706	(1,420)
Accounts payable and accrued expenses	(38,390)	(37,336)

NET CASH USED IN OPERATING ACTIVITIES	(87,334)	(94,497)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	-	144,086
Proceeds from sale of property and equipment	2	-
Purchases of property and equipment	(812)	(5,127)

NET CASH USED IN INVESTING ACTIVITIES	(810)	138,959

CASH FLOWS FROM FINANCING ACTIVITIES:
Collections (issuance) of notes receivable	5,000	(5,000)
Proceeds from issuance of common stock	23,500	25

NET CASH PROVIDED BY FINANCING ACTIVITIES	28,500	(4,975)

NET DECREASE (INCREASE) IN CASH	(59,644)	39,487

CASH, Beginning	65,644	2,236

CASH, Ending	$6,000	$41,723
	==========	===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the periods for:
Interest	$828	$-
	==========	===========
Taxes	$-	$-
	==========	===========
Non-cash investing and financing activities:
Distribution of investment to shareholders as dividend	$-	$643,008
	==========	===========

See notes to financial statements.

Notes to Financial Statements

1.  Basis of Presentation

The accompanying unaudited financial statements of Cytation Corporation (the "Company") have been prepared in accordance with generally accounting principles for interim financial information and with the instructions to prepare them for inclusion as part of the Form 10QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements for the periods ended September 30, 2005 and 2004 are unaudited and include all adjustments which in the opinion of management, are necessary in order to make the financial statements not misleading. All such adjustments are of a normal recurring nature. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full year. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10KSB filed with the Securities and Exchange Commission for the period ended December 31, 2004.

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

During the period commencing with the fourth quarter of 2002 and ending in December 2004, the Company engaged in the business of providing consulting and related services to private companies that wish to become reporting companies under the Securities Exchange Act of 1934. In the first quarter of 2005, the Company discontinued all business operations except finding an appropriate private entity with which it could engage in a reverse merger or similar transaction. The Company has signed a letter of intent to engage in a reverse merger transaction with a third party. See "Subsequent Events".

3.  Equity Transactions

There were no equity transactions for the quarter ending September 30, 2005.

On February 14, 2005, the Company authorized the issuance for no consideration of 1,666 shares to Bost & Co., an unaffiliated third party, in settlement of a prior investment. Also on February 14, 2005, the Company authorized the issuance for nominal consideration of 15,000 restricted shares of its common stock to Richard Parke in consideration of his agreement to serve as a director of the Company. The Company recorded an expense of $20,333 in connection with the issuance of these shares. On March 4, 2005, the Company agreed to issue 23,500 of its common shares to an unaffiliated third party for $23,500 in cash and a warrant to purchase 20,000 shares of the common stock of Solomon Technologies, Inc ("Solomon Warrant"). All of these shares were issued on June 30, 2005 when the market price of the Company's common stock was $1.22 per share. On September 1, 2005, the Solomon Warrant was issued and $2,634 was recorded as a reduction of paid-in capital based on the Black-Scholes option valuation model.

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

5.  Termination of Letter of Intent

During the first quarter of 2005, the Company reviewed business opportunities resulting from its status as a Business Development Company under the Investment Company Act of 1940 and evaluated other courses of action. On April 8, 2005, the Company entered into a letter of intent with Evolve Oncology, Inc. ("Evolve") to effect a reverse merger with Evolve. The Company terminated this letter of intent on August 4, 2004.

The Company has now entered into a letter of intent to engage in a reverse merger transaction with a third party See "Subsequent Events".

6.  Other Events

In contemplation of the Evolve transaction, and as compensation for prior services to its two officers, the independent directors of the Board of the Company cancelled $10,111 of debt, distributed approximately $17,000 of the common stock of Hydrogen Technology Applications, Inc. ("HTA") and sold assets to them with an approximate book value of $4,600 for a nominal price. The Company also distributed to unaffiliated third parties approximately $37,500 of the common stock of HTA for prior services. At the time of the distribution of the HTA common stock, HTA was conducting minimal business operations while seeking additional capital. Therefore, the carrying cost ($0.25 per share) of the HTA common stock was used to measure the compensation.  As a result, the Company recorded non-cash compensation of $54,718 in connection with these distributions of HTA common stock.

In addition, in consideration of the agreement by the Company's two officers to continue to perform services for the Company without cash compensation under the closing of a reverse merger and to fund on an interim basis working capital deficits, the independent directors of the Board approved the transfers to these two officers of all of the common stock of Sequence Advisors Corporation, a wholly-owned subsidiary corporation without assets or business, and 222,246 warrants to purchase common stock of Solomon Technologies, Inc. Based on Black-Scholes option valuation model, the Solomon Warrants were valued at $0.1317 per share and recorded as compensation expense in the amount of $29,268.

On September 1, 2005, the Company entered into a settlement agreement with HTA whereby HTA issued to the Company an additional 196,456 shares of its common stock and an additional 49,114 warrants. The HTA common stock was valued at $0.25 per share, and accordingly the Company recorded noncash income in the amount of $49,114.

Based on the Black-Scholes option valuation model, the HTA warrants have zero value with volatility of 0.01%. Therefore, the Company recorded no noncash income with respect to these warrants.

On September 1, 2005 the Company distributed 196,456 shares of HTA common stock and 197,582 HTA warrants to its two officers. The Company recorded compensation expense on the distribution of the HTA shares in the amount of $49,114 and, based the zero value of the HTA warrants under the Black-Scholes valuation model, no compensation expense for the HTA warrants was recorded.

7.  Subsequent Events

In November 2005, the Company entered into a letter of intent with a third party to effect a "reverse" merger. The Company will be the surviving corporation, but the business, ownership and management of the Company will change. In connection with the proposed merger, the Company will authorize additional shares of common stock and preferred stock expected to be issued in the transaction, declare a 2-or-1stock dividend, and issue to the third party's stockholders newly issued shares of its preferred stock. The third party paid the Company $10,000 upon completion of due diligence and agreed to assume and to pay approximately $120,000 of the Company's liabilities at the closing of the transaction. After the transaction, stockholders of the third party will own approximately 94% of the total issued and outstanding securities of the Company.

The Board of Directors of the Company declared a 2-for-1 stock dividend for stockholders of record on November 14, 2005. The "payment" date for this dividend is November 23, 2005.

In November 2005, the Company issued 10,000 restricted shares of its common stock for $1.00 a share to an unaffiliated third party, issued 5,000 restricted shares of its common stock to an unaffiliated creditor in reduction of approximately $45,000 of indebtedness and issued 8,669 restricted shares of its common stock to affiliates for services rendered.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Results of Operations

As a result of the Company's decision to discontinue all business operations and to seek to enter into a reverse merger or comparable transaction, the Company no longer is engaged in any business in which it was engaged during its last three fiscal years. Accordingly, management does not believe that it is informative or useful to compare the results of operations of its former principal business with the results of operations during the third quarter and first nine months of 2005, when its decided to terminate its business and engage in a reverse merger transaction.

Liquidity and Capital Resources

As of September 30, 2005, we had negative working capital of $177,298 compared to negative working capital of $115,186 as of September 30, 2004.

We have minimal fixed expenses and minimal operating costs. We expect to be able to operate until the closing of a reverse merger or similar transaction. Our officers serve as consultants to us and are not paid. We occupy our office space on a month-to-month basis. We have no employment or consulting agreements or commitments for office space or services.

Item 3.  Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report for the quarter ended September 30, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our President along with our Chairman and General Counsel. Based upon that evaluation, our President along with our Chairman and General Counsel concluded that our disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried our evaluation.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Change in Securities.

On February 14, 2005, the Company authorized the issuance of 15,000 shares to Richard Parke in consideration of his agreement to join the Company's board of directors. The purchase price of these shares was $15.00. On February 14, 2005, the Company authorized the issuance for no consideration of 1,666 shares to Bost & Co., an unaffiliated third party, in consideration of a prior investment. On March 4, 2005, the Company agreed to issue 23,500 of its common shares to an unaffiliated third party for $23,500. All of these shares were issued in the quarter ending June 30, 2005.

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

a.  Exhibits:

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
(2)  Filed as Exhibit to the Company's Registration Statement No. 333-85079 on Form SB-2 and incorporated herein by reference.

b.  Reports on Form 8-K

          Form 8K, Other Events, filed on April 11, 2005.

          Form 8K, Other Events, filed on August 1, 2005.

          Form 8K, Other Events, filed on August 4, 2005

          Form 8K, Other Events, filed on November 8, 2005

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CYTATION CORPORATION

By:  /s/Richard A. Fisher
       Name: Richard A. Fisher
       Title: Chairman of the Board and Chief Financial Officer
Date:  November 17, 2005