Form 10KSB/A
period 2004-12-31
CYTATION CORP
filed 2005-12-19
CIK 95047

==================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-KSB/A

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

CYTATION CORPORATION
FORM 10-KSB/A
FISCAL YEAR ENDED DECEMBER 31, 2004

This Annual Report on Form 10-KSB/A contains forward-looking statements with respect to Cytation Corporation that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements because of a number of factors, including those described herein and the documents incorporated herein by reference, and those factors described in Part II, Item 6 under "Factors that May Affect Future Results of Operations."

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

We acquired our ownership interest in SAC in exchange for transferring to SAC all of the our right, title and interest in and to all of our assets and properties, tangible and intangible including, without limitation, all of its right, title and interest in and to agreements with and equity securities of American Radio Empire, Inc.. We obtained our ownership interest in SIP in exchange for cash.

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

Item 6.  Management's Discussion and Analysis or Plan of Operation

The following information should be read in conjunction with the historical financial information and the notes thereto included in Items 6 and 7 of this 10-KSB/A

This Management's Discussion and Analysis section and other parts of this Form 10-KSB/A contain forward-looking statements within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. The statements contained in this report that are not historical facts, including without limitation, statements containing the words "believes", "anticipates", "estimates", "expects", and words of similar import, constitute `forward-looking statements.' Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below and in Part I, Item 1."Business." The forward-looking statements contained herein are made as of the date hereof, and management assumes no obligation to update such forward-looking statements. Actual results could differ materially from those anticipated in such forward-looking statements. See "Factors that May Affect Future Results of Operations". The following Management Discussion and Analysis should be read in conjunction with the financial statements and accompanying notes included in this Form 10-KSB/A.

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
See notes to financial statements.

Cytation Corporation
Statements of Operations
For the Years Ended December 31, 2004 and 2003

	2004	2003

REVENUE
Consulting income - cash	$86,900	$40,000
Consulting income - non cash	153,468	1,326,178

TOTAL REVENUE	240,368	1,366,178

COST OF REVENUE	746,896	22,626

GROSS PROFIT (LOSS)	(506,528)	1,343,552

OPERATING EXPENSES:
Depreciation and amortization	3,857	13,614
Selling, general and administrative	367,007	139,294

TOTAL OPERATING EXPENSES	370,864	152,908

OPERATING INCOME (LOSS)	(877,392)	1,190,644

OTHER INCOME (EXPENSES)
Interest income (expense), net	(5,298)	(3,814)
Gain on settlement	-	11,465
Gain on disposal of equipment	-	572
Gain on sales of marketable securities	187,976	-

TOTAL OTHER INCOME (EXPENSES)	182,678	8,223

INCOME (LOSS) BEFORE INCOME TAXES	(694,714)	1,198,867

INCOME TAXES	1,975	-

NET INCOME (LOSS)	$(696,689)	$1,198,867
	========	========
Net Income (Loss) Per Share
Basic	$(1.74)	$4.50
	========	========
Diluted	$(1.74)	$4.11
	========	========
Weighted Average Common Shares Outstanding:
Basic	399,915	266,701
	========	========
Diluted	399,915	291,659
	========	========

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

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A: Controls and Procedures

The Company's principal executive officer and principal financial officer, after evaluating the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 (e) and 15d-15(e)) as of December 31, 2004, have concluded that as of such date the Company's disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to the Company and its subsidiaries would be made known to such officers on a timely basis.

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
See notes to financial statements.

Cytation Corporation
Statements of Operations
For the Years Ended December 31, 2004 and 2003

	2004	2003

REVENUE
Consulting income - cash	$86,900	$40,000
Consulting income - non cash	153,468	1,326,178

TOTAL REVENUE	240,368	1,366,178

COST OF REVENUE	746,896	22,626

GROSS PROFIT (LOSS)	(506,528)	1,343,552

OPERATING EXPENSES:
Depreciation and amortization	3,857	13,614
Selling, general and administrative	367,007	139,294

TOTAL OPERATING EXPENSES	370,864	152,908

OPERATING INCOME (LOSS)	(877,392)	1,190,644

OTHER INCOME (EXPENSES)
Interest income (expense), net	(5,298)	(3,814)
Gain on settlement	-	11,465
Gain on disposal of equipment	-	572
Gain on sales of marketable securities	187,976	-

TOTAL OTHER INCOME (EXPENSES)	182,678	8,223

INCOME (LOSS) BEFORE INCOME TAXES	(694,714)	1,198,867

INCOME TAXES	1,975	-

NET INCOME (LOSS)	$(696,689)	$1,198,867
	========	========
Net Income (Loss) Per Share
Basic	$(1.74)	$4.50
	========	========
Diluted	$(1.74)	$4.11
	========	========
Weighted Average Common Shares Outstanding:
Basic	399,915	266,701
	========	========
Diluted	399,915	291,659
	========	========

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

e.  Revenue Recognition - Revenue is not recognized until it is realized or realizable and earned. Consulting revenue is considered to have been earned when the services are rendered. The Company's consulting contracts are generally short-term in nature (usually to be performed with a one year period) with substantial services provided up-front.

The Company entered into three consulting agreements between May 2003 and May 2004 with non-public companies principally in exchange for restricted shares of their common stock. One of the three companies, Solomon Technologies, Inc. ("Solomon"), became a reporting company under the Securities Exchange Act of 1934 with the assistance of the Company. The restricted shares of stock of each of the three companies were valued and recorded as income at their estimated fair market value based principally on the per share price at which such shares had been sold by the private company in recent private placements. The Company could not be required to return the shares of the private companies' common stock for any reason. Because substantially all of the contracted services for the three companies was expected to be, and were, completed within a four to six month period after the receipt of the shares, revenues were recognized at the time of receipt of the shares.

The term of the agreement with Solomon was for one year beginning on May 16, 2003. The Company's principal effort was to prepare Solomon to file a registration statement with the SEC, which it did in September 2003. Thereafter, the Company assisted counsel with various matters. Solomon's registration statement was effective January 7, 2004.

Neither of the Company's other two agreements culminated in the filing of a registration statement with the SEC. The Company rendered nominal services for one private company and voluntarily returned the shares to it after the Company exited the business in December 2004. All services were rendered to the second private company during 2004, the year the shares were received.

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

Audit Committee. The primary responsibility of the Audit Committee is to oversee our financial reporting process on behalf of our Board of Directors and report the result of their activities to the Board. Such responsibilities include, but are not limited to, the selection, and if necessary the replacement, of our independent auditors, review and discussion with such independent auditors and our internal audit department (i) the overall scope and plans for the audit, (ii) the adequacy and effectiveness of the accounting and financial controls, including our system to monitor and manage business risks, and legal and ethical programs, and (iii) the results of the annual audit, including the financial statements included in our annual report on Form 10-KSB/A. The members of the Audit Committee are John J. Gilece, Jr. and Christopher Portner, each of whom is an independent director of the Company. Mr. Portner has been designated as the "audit committee financial expert". The Audit Committee met four times during fiscal 2004 via teleconference.

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

     (b) Reports on Form 8-K

1. Form 8K, Other Events, filed on January 21, 2004.

2. Form 8K, Corporate Governance and Management,; Other Items, filed on August 20, 2004.

     (c)  Exhibits

The following exhibits are filed as part of or incorporated by reference into this Report:

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation of the Company(2)
3.2	Articles of Merger between the Company and Cytation Corporation, dated February 11, 1999(1)
3.3	Articles of Merger between CollegeLink.com Incorporated and ECI, Inc., dated August 10, 1999(2)
3.4	Certificate of Merger of CollegeLink.com Incorporated and ECI, Inc., dated August 10, 1999(2)
3.5	Certificate of Ownership and Merger between the Company and CollegeLink.com Incorporated, dated November 15, 1999(2)
3.6	By-Laws of the Company(2)
4.1	Please see Exhibits 3.1 and 3.6 for provisions of the Amended and Restated Certificate of Incorporation and By-Laws of the Company defining the rights of holders of the common stock of the Company
10.1	Consulting agreement dated March 18, 2004 by and between Business Solutions of the Future Inc. and the Company
24.1	Power of Attorney (contained on the signature page of this Form 10-KSB/A)

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

Dated December 19, 2004	CYTATION CORPORATION

By: /s/ RICHARD A. FISHER
Richard A. Fisher
Chairman

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Date	Title
/s/ Richard A. Fisher	December 19, 2005	Chairman of the Board and Principal Accounting Officer
Richard A. Fisher

/s/ Kevin J. High	December 19, 2005	President, Director
Kevin J. High

/s/ John J. Gilece, Jr.	December 19, 2005	Director
John J. Gilece, Jr.

/ s/ Christopher Portner	December 19, 2005	Director
Christopher Portner

/ s/ Richard Parke	December 19, 2005	Director
Richard Parke

EXHIBIT INDEX
Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation of the Company(2)
3.2	Articles of Merger between the Company and Cytation Corporation, dated February 11, 1999(1)
3.3	Articles of Merger between CollegeLink.com Incorporated and ECI, Inc., dated August 10, 1999(2)
3.4	Certificate of Merger of CollegeLink.com Incorporated and ECI, Inc., dated August 10, 1999(2)
3.5	Certificate of Ownership and Merger between the Company and CollegeLink.com Incorporated, dated November 15, 1999(2)
3.6	By-Laws of the Company(2)
4.1	Please see Exhibits 3.1 and 3.6 for provisions of the Amended and Restated Certificate of Incorporation and By-Laws of the Company defining the rights of holders of the common stock of the Company
10.1	Consulting agreement dated March 18, 2004 by and between Business Solutions of the Future Inc. and the Company
24.1	Power of Attorney (contained on the signature page of this Form 10-KSB/A)

(1)  Incorporated by reference from the Company's Form 8-K, Current Report, filed March 18, 1999, and later amended on April 2, 1999.

(2)  Filed as Exhibit to the Company's Registration Statement No. 333-85079 on Form SB-2 and incorporated herein by reference.