Form 10QSB/A
period 2005-06-30
CYTATION CORP
filed 2005-12-19
CIK 95047

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

     Balance Sheets as of June 30, 2005 and December 31, 2004

     Statements of Operations for the Three Months Ended June 30, 2005 and 2004

     Statement of Operations for the Six Months Ended June 30, 2005 and 2004

     Statements of Cash Flows for the Six Months Ended June 30, 2005 and 2004

     Notes to Financial Statements

Cytation Corporation
Balance Sheets

ASSETS
	June 30,	December 31,
	2005	2004
	(Unaudited)	(Audited)
CURRENT ASSETS:
Cash	$2,596	$65,644
Notes receivable, stockholders	-	10,113
Notes receivable, others	-	5,000
Prepaid expenses and other current assets	-	8,706

Total Current Assets	2,596	89,463

PROPERTY AND EQUIPMENT, Net	-	4,496

OTHER ASSETS:
Security deposit	1,800	1,800
Investment in privately-held companies	-	59,718

	1,800	61,518

TOTAL ASSETS	$4,396	$155,477
	============	=============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$45,165	$92,306
Note payable and accrued interest	122,997	120,228

Total Current Liabilities	168,162	212,534

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT:
Common stock, $0.001 par value, 2,000,000 shares authorized,
476,331 and 436,165 shares issued and outstanding, respectively	477	436
Additional paid-in capital	32,652,243	32,608,451
Accumulated deficit	(32,816,486)	(32,665,944)

TOTAL STOCKHOLDERS' DEFICIT	(163,766)	(57,057)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,396	$155,477
	============	=============
See notes to financial statements.

Cytation Corporation
Statements of Operations
For The Three Months Ended June 30, 2005 and 2004
(Unaudited)

	2005	2004

CONSULTING REVENUE	$-	$36,900

COST OF REVENUE	375	274,799

GROSS PROFIT	(375)	(237,899)

OPERATING EXPENSES:
Depreciation	525	945
Selling, general and administrative	106,594	66,655

TOTAL OPERATING EXPENSES	107,119	67,600

OPERATING LOSS	(107,494)	(305,499)

OTHER INCOME (EXPENSES)
Gain on sale of investment	-	82,391
Loss on sale of property and equipment	(4,270)	-
Interest income (expenses), net	(1,385)	(1,384)

TOTAL OTHER INCOME (EXPENSES)	(5,655)	81,007

LOSS BEFORE INCOME TAXES	(113,149)	(224,492)

INCOME TAXES	-	-

NET LOSS	$(113,149)	$(224,492)
	=========	==========
Net (Loss) Income Per Share (Basic and Diluted)	$(0.25)	$(0.51)
	=========	==========
Weighted Average Common Shares Outstanding	461,331	436,165
	=========	==========
See notes to financial statements.

Cytation Corporation
Statements of Operations
For The Six Months Ended June 30, 2005 and 2004
(Unaudited)

	2005	2004

CONSULTING REVENUE	$-	$41,900

COST OF REVENUE	1,557	720,204

GROSS PROFIT	(1,557)	(678,304)

OPERATING EXPENSES:
Depreciation	1,037	1,749
Selling, general and administrative	135,404	175,834

TOTAL OPERATING EXPENSES	136,441	177,583

OPERATING LOSS	(137,998)	(855,887)

OTHER INCOME (EXPENSES)
Gain on sale of investment	-	348,641
Loss on sale of property and equipment	(4,270)	-
Loss on termination of ARE agreement	(5,000)	-
Interest income (expenses), net	(3,274)	(2,770)

TOTAL OTHER INCOME (EXPENSES)	(12,544)	345,871

LOSS BEFORE INCOME TAXES	(150,542)	(510,016)

INCOME TAXES	-	-

NET LOSS	$(150,542)	$(510,016)
	=========	=========
Net (Loss) Income Per Share (Basic and Diluted)	$(0.34)	$(1.40)
	=========	=========
Weighted Average Common Shares Outstanding	449,072	364,471
	=========	=========
See notes to financial statements.

Cytation Corporation
Statements of Cash Flows
For The Six Months Ended June 30, 2005 and 2004
(Unaudited)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(150,542)	$(510,016)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	1,036	1,749
Gain on sale of investment	-	(348,640)
Stock based compensation	20,333	72,000
Accrued interest on note payable	2,770	2,772
Loss on termination of ARE agreement	5,000	-
Loss on sale of property and equipment	4,270
Non-cash consulting income	-	(5,000)
Non-cash consulting fee	64,830	719,000
Changes in operating assets and liabilities:
Accounts receivable		(11,900)
Prepaid expenses and others	8,706	-
Accounts payable and accrued expenses	(47,141)	9,306

NET CASH USED IN OPERATING ACTIVITIES	(90,738)	(70,729)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	-	80,997
Proceeds from sale of property and equipment	2	-
Purchases of property and equipment	(812)	(4,527)

NET CASH USED IN INVESTING ACTIVITIES	(810)	76,470

CASH FLOWS FROM FINANCING ACTIVITIES:
Collections of notes receivable	5,000	9,885
Proceeds from issuance of common stock	23,500	25

NET CASH PROVIDED BY FINANCING ACTIVITIES	28,500	9,910

NET DECREASE (INCREASE) IN CASH	(63,048)	15,651

CASH, Beginning	65,644	2,236

CASH, Ending	$2,596	$17,887
	==========	==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the periods for:
Interest	$828	$-
	==========	==========
Taxes	$-	$-
	==========	==========
Non-cash investing and financing activities:
Distribution of investment to shareholders as dividend	$-	$582,330
	==========	==========
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

3.  Equity Transactions

On February 14, 2005, the Company authorized the issuance for no consideration of 1,666 shares to Bost & Co., an unaffiliated third party, in settlement of a prior investment. Also on February 14, 2005, the Company authorized the issuance for nominal consideration of 15,000 restricted shares of its common stock to Richard Parke in consideration of his agreement to serve as a director of the Company .. The Company recorded an expense of $20,333 in connection with the issuance of these shares. On March 4, 2005, the Company agreed to issue 23,500 of its common shares to an unaffiliated third party for $23,500 in cash and a warrant to purchase 20,000 shares of the common stock of Solomon Technologies, Inc ("Solomon Warrant"). All of these shares were issued on June 30, 2005 when the market price of the Company's common stock was $1.22 per share. On September 1, 2005, the Solomon Warrant was issued and $2,634 was recorded as a reduction of paid-in capital based on the Black-Scholes option valuation model.

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