Form 10QSB/A
period 2005-09-30
CYTATION CORP
filed 2006-01-05
CIK 95047

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

Balance Sheets as of September 30, 2005 and December 31, 2004

Statements of Operations for the Three Months Ended September 30, 2005 and 2004

Statement of Operations for the Nine Months Ended September 30, 2005 and 2004

Statements of Cash Flows for the Nine Months Ended of September 30, 2005 and 2004

Notes to Financial Statements

Cytation Corporation
Balance Sheets

ASSETS
	September 30,	December 31,
	2005	2004
	(Unaudited)
CURRENT ASSETS:
Cash	$6,000	$65,644
Notes receivable, stockholders	-	10,113
Notes receivable, others	-	5,000
Prepaid expenses and other current assets	-	8,706

Total Current Assets	6,000	89,463

PROPERTY AND EQUIPMENT, Net	-	4,496

OTHER ASSETS:
Security deposit	1,800	1,800
Investment in privately-held companies	-	59,718

	1,800	61,518

TOTAL ASSETS	$7,800	$155,477
	============	============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$53,916	$92,306
Note payable and accrued interest	129,382	120,228

Total Current Liabilities	183,298	212,534

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT:
Common stock, $0.001 par value, 2,000,000 shares authorized,
952,662 and 872,330 shares issued and outstanding, respectively	953	872
Additional paid-in capital	32,649,133	32,608,015
Accumulated deficit	(32,825,584)	(32,665,944)

TOTAL STOCKHOLDERS' DEFICIT	(175,498)	(57,057)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$7,800	$155,477
	============	============

See notes to financial statements.

Cytation Corporation
Statements of Operations
For The Three Months Ended September 30, 2005 and 2004
(Unaudited)

	2005	2004

CONSULTING REVENUE	$49,114	$198,468

COST OF REVENUE	181	3,079

GROSS PROFIT	48,933	195,389

OPERATING EXPENSES:
Depreciation	-	1,598
Selling, general and administrative	88,548	86,779

TOTAL OPERATING EXPENSES	88,548	88,377

OPERATING LOSS	(39,615)	107,012

OTHER INCOME (EXPENSES)
Gain on sale and distribution of investment	31,902	(126,559)
Interest income (expenses), net	(1,385)	(1,143)

TOTAL OTHER INCOME (EXPENSES)	30,517	(127,702)

LOSS BEFORE INCOME TAXES	(9,098)	(20,690)

INCOME TAXES	-	3,161

NET LOSS	$(9,098)	$(23,851)
	==========	=========

Net (Loss) Income Per Share (Basic and Diluted)	$(0.01)	$(0.03)
	==========	=========
Weighted Average Common Shares Outstanding	922,662	872,330
	==========	=========

See notes to financial statements.

Cytation Corporation
Statements of Operations
For The Nine Months Ended September 30, 2005 and 2004
(Unaudited)

	2005	2004

CONSULTING REVENUE	$49,114	$240,368

COST OF REVENUE	1,738	723,283

GROSS PROFIT	47,376	(482,915)

OPERATING EXPENSES:
Depreciation	1,037	3,347
Selling, general and administrative	223,952	262,613

TOTAL OPERATING EXPENSES	224,989	265,960

OPERATING LOSS	(177,613)	(748,875)

OTHER INCOME (EXPENSES)
Gain on sale and distribution of investment	31,902	222,082
Loss on sale of property and equipment	(4,270)	-
Loss on termination of ARE agreement	(5,000)	-
Interest income (expenses), net	(4,659)	(3,913)

TOTAL OTHER INCOME	17,973	218,169

LOSS BEFORE INCOME TAXES	(159,640)	(530,706)

INCOME TAX BENEFITS	-	3,161

NET LOSS	$(159,640)	$(527,545)
	==========	===========
Net (Loss) Income Per Share (Basic and Diluted)	$(0.18)	$(0.68)
	==========	===========
Weighted Average Common Shares Outstanding	898,144	776,737
	==========	===========

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

CYTATION CORPORATION

By:  /s/Richard A. Fisher
       Name: Richard A. Fisher
       Title: Chairman of the Board and Chief Financial Officer
Date:  January 5, 2006