Form 10KSB
period 2005-12-31
CYTATION CORP
filed 2006-03-30
CIK 95047

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB
(MARK  ONE)
[X]    ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
       1934
                 FOR  THE  FISCAL  YEAR  ENDED  December  31,  2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ____________ TO _________________

                       COMMISSION FILE NUMBER: 001-14800

                              CYTATION CORPORATION
                 (Name of small business issuer in its charter)

            DELAWARE                                               16-0961436
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

4902 EISENHOWER BLVD., SUITE 185, TAMPA, FL                          33634
(Address of principal executive offices)                          (Zip Code)

                    Issuer's telephone number: (813) 885-5998

           Securities registered under 12(b) of the Exchange Act: None

             Securities registered under 12 (g) of the Exchange Act:

                         Common Stock, par value $0.001
                         ------------------------------
                                (Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange
Act.  Yes      No  X
         ----    ----

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No
   ----   ----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes     No  X (1)
   ----    ----

The  issuer's  revenues  for  its  most recent fiscal year were $59,114 (2). The

-------------------------
     (1)The Registrant ceased being a shell company (as defined in Rule 12b-2 of the Exchange Act) on January 18, 2006.

     (2) As of December 31, 2005. On January 18, 2006, the Registrant acquired an operating subsidiary with annual revenues in excess of $35,000,000.

aggregate market value of the voting and and non-voting common equity held by non-affiliates as of March 22, 2006 is $2,856,153.96.Market value based upon a sales occurring on that date. Calculation does not account for common shares issuable upon conversion of convertible preferred stock. For purposes of the foregoing calculation only, directors and executive officers and holders of 10% or more of the issuer's common capital stock have been deemed affiliates. The number of shares outstanding of the Registrant's common stock as of December 31, 2005 was 982,662.

Transitional Small Business Disclosure Format: Yes      No  X
                                                  ----     ----

------------------------
     (3) Market value based upon sales occuring on that date. Calculation does not account for common stock shares issuable upon conversion of convertible preferred stock.

                              CYTATION CORPORATION

                                2005 FORM 10-KSB

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
ITEM
----

ITEM  1.     DESCRIPTION  OF  BUSINESS                                         1

ITEM  2.     DESCRIPTION  OF  PROPERTY                                         9

ITEM  3.     LEGAL  PROCEEDINGS                                               10

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS      10

ITEM  5.     MARKET  FOR  COMMON  EQUITY  AND RELATED STOCKHOLDER MATTERS     11

ITEM  6.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OR PLAN OF OPERATION     12

ITEM  7.     FINANCIAL  STATEMENTS                                            19

ITEM  8.     CHANGES  IN  AND  DISAGREEMENTS  WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL  DISCLOSURE                                                         20

ITEM  8A.    CONTROLS  AND  PROCEDURES                                        20

ITEM  8B.    OTHER  INFORMATION                                               21

ITEM  9.     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
COMPLIANCE  WITH  SECTION  16(a)  OF  THE  EXCHANGE  ACT                      22

ITEM  10.    EXECUTIVE  COMPENSATION                                          25

ITEM  11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED  STOCKHOLDER  MATTERS                                                 28

ITEM  12.    CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS               32

ITEM  13.    EXHIBITS                                                         33

ITEM  14.    PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES                       34

                                     PART I

SPECIAL  NOTE  REGARDING  FORWARD-LOOKING  STATEMENTS

     Information included or incorporated by reference in this Annual Report on Form 10-KSB may contain forward-looking statements. This information may involve known and unknown risks, uncertainties, and other factors which may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words "may," "should," "expect," "anticipate," "estimate," "believe," "intend," or "project" or the negative of these words or other variations on these words or comparable terminology.

ITEM  1.     DESCRIPTION  OF  BUSINESS

     Unless the context requires otherwise, "Cytation" refers to Cytation Corporation, a Delaware corporation, "DVA" refers to Deer Valley Acquisitions Corp., a Florida corporation, and "Deer Valley" refers to Deer Valley Homebuilders, Inc., an Alabama corporation. Unless the context requires otherwise, "Company," "registrant," "we," "us," and "our" and similar terms refers to Cytation, DVA, and Deer Valley, on a consolidated basis, after consummation of the acquisition of DVA and Deer Valley on January 18, 2006.

BUSINESS  DEVELOPMENT

     Cytation was incorporated under the laws of Delaware on November 1, 1999. Until June 20, 2001, Cytation provided an extensive range of in-school and online services directed at high school students and their parents, high school counselors, college admissions officers, and corporations which target the teen marketplace. On June 20, 2001, Cytation sold all of its assets associated with these activities to TMP Worldwide Inc. for approximately $7.2 million in cash and debt assumed.

     During the period commencing with the fourth quarter of 2002 and ending in December 2004, Cytation engaged in the business of providing consulting and related services to private companies wishing to become reporting companies under the Securities Exchange Act of 1934. In the first quarter of 2005, Cytation discontinued all business operations except finding an appropriate private entity with which it could acquire or merge. Cytation's audited balance sheet as of December 31, 2005, and audited statements of income, cash flows, and changes in stockholders' equity for the one year periods ending December 31, 2005 and December 31, 2004 are attached hereto as Exhibit 99.1.

     On January 18, 2006, Cytation entered into the Securities Purchase and Share Exchange Agreement, which, among other matters, (a) resulted in Cytation's issuance of approximately $5,202,735 (or 520,274 shares) of its Series A Convertible Preferred Stock, $.001 Par Value ("Series A Preferred Stock"), Series A Common Stock Purchase Warrants exercisable for 6,936,980 shares of common stock (the "Series A Warrants"), and Series B Common Stock Purchase Warrants exercisable for 3,468,490 shares of common stock (the "Series B Warrants") (the "Series A Preferred Offering"), and (b) resulted in Cytation's issuance of its Interest Bearing Non-Convertible Installment Promissory Note, in the original principal amount of One Million Five Hundred Thousand and No/100 Dollars ($1,500,000) (the "Debt Offering").

     In addition, on January 18, 2006, Cytation acquired 100% of the issued and outstanding capital stock of DVA, in exchange for the issuance of (a) 49,451 shares of the Company's Series B Preferred Stock, $.001 Par Value ("Series B Preferred Stock"), (b) 26,750 shares of the Company's Series C Preferred Stock, $.001 Par Value (the "Series C Preferred Stock"), and (c) Series C Common Stock Purchase Warrants exercisable for 2,000,000 shares of common stock of Cytation Corporation. (the "Share Exchange"). DeerValley Acquisitions, Corp. is a Florida corporation formed in July 2005. DVA's audited balance sheet as of December 31, 2005, and audited statements of income, cash flows and changes in stockholders' equity for the six month period ending December 31, 2005 are attached hereto as
Exhibit  99.2.

     Immediately after completion of the Series A Preferred Offering and Share Exchange, DVA, a wholly owned subsidiary of Cytation, acquired 100% of the issued and outstanding capital stock of Deer Valley. Deer Valley is an Alabama corporation formed in January 2004. Deer Valley's audited balance sheet as of December 31, 2005, and audited statements of income, cash flows, and changes in stockholders' equity for the years ended December 31, 2005 and December 31, 2004 are attached hereto as Exhibit 99.3. In addition, the Pro Forma condensed Financial Statements as of December 31, 2005 for Cytation, DVA, and Deer Valley are attached hereto as Exhibit 99.4.

     In connection with the Securities Purchase and Share Exchange Agreement, on January 18, 2006, the Company issued an Interest Bearing Non-Convertible Installment Promissory Note, in the original principal amount of One Million Five Hundred Thousand and No/100 Dollars ($1,500,000), together with interest accruing thereon at an annual rate of twelve percent (12%) per annum (the "Promissory Note"). In March 2006, the lender of these funds agreed to convert the Promissory Note into 150,000 shares of Series A Preferred Stock, Series A Common Stock Purchase Warrants entitling the holder to purchase 2,000,000 shares of Common Stock at an exercise price of one dollar and fifty cents ($1.50) per share, and Series B Common Stock Purchase Warrants entitling the holder to purchase 1,000,000 shares of Common Stock at an exercise price of two dollars and twenty five cents ($2.25).

     Since January 18, 2006, the Company has closed on the sale of an additional $2,253,480 (or 225,348 shares) of Series A Preferred Stock.

     Because Cytation discontinued its prior operations in the first quarter of 2005, and was a shell company (as defined in Rule 12b-2 of the Exchange Act) from the first quarter of 2005 through January 18, 2006, the remaining discussion in this Item I or Part I relates to the operations of Cytation's newly acquired operating subsidiary, Deer Valley.

     Deer Valley is an Alabama corporation with its business offices located at 205 Carriage Street, P.O. Box 310, Guin, Alabama 35563 and is engaged in the production, sale and marketing of manufactured homes in the southeastern and south central U.S. housing market. As of the date of this filing, we manufacture all of our factory-built homes in two manufacturing facilities, one located in Guin, Alabama and one located in Sulligent, Alabama. We rely upon a team of regional sales directors and approximately 80 independent dealers to market our manufactured homes in over 110 retail locations. As of the date of this filing, we are selling our manufactured homes in 15 states through our network of independent dealers and retail centers.

BUSINESS  OF  THE  ISSUER

OVERVIEW

     Each home we manufacture is constructed in accordance with the Federal Manufactured Home Construction and Safety Standards promulgated by the U.S. Department of Housing and Urban Development, better known as the "HUD Code." According to the Manufactured Housing Institute, new HUD Code homes shipped in November 2005 represented an increase of 46.7 percent, as compared to shipments made in November 2004. Comparing 2005 to the previous year, shipments of single-section homes were up 221 percent while shipments of multi-section homes were down 16.6 percent. The Manufactured Housing Institute estimates that hurricane-related demand for single-section homes by the Federal Emergency Management Agency ("FEMA") accounted for roughly 40 percent of all manufactured homes shipped in November. Our production and marketing efforts have concentrated on multi-section homes and, as of the date of this filing, we have not delivered any FEMA-related orders nor have we been contracted to do so.

     In recent years, the manufactured housing industry has suffered a downturn in sales as a result of a tightening of credit standards, restricted availability of retail and wholesale financing, and excessive inventory levels. Despite this industry decline, which commenced in calendar year 1999, we have been able to successfully launch our business through an efficient manufacturing and production facility, flexible product designs, an experienced and capable sales team, stringent cost controls, and attention to dealer relations, customer satisfaction, and service efforts. Our manufactured homes are often sold as part of a land-home package and may be financed by a conventional mortgage. Multi-section homes often have an appearance similar to more traditional site-built homes, which are built according to local building codes, but are competitively priced when compared to site-built homes.

MANUFACTURING  OPERATIONS

     We currently produce all of our manufactured homes at two manufacturing facilities consisting of an approximately 118,000 square foot facility located in Guin, Alabama and a 65,992 square foot plant in Sulligent, Alabama. This facility normally functions on a single-shift, five-day work week basis. As of December 31, 2005, we were producing seven (7) floors per day or approximately 1,680 floors on an annual basis. A "floor" is a section of a manufactured home. Our manufactured homes are constructed in accordance with the Federal Manufactured Home Construction and Safety Standards ("HUD Standards"). In 2005, approximately 100% of the homes we produced were built to HUD Standards.

     We plan to continue operating on a single shift, five day work week basis. During the fiscal year ended December 31, 2005, the Company produced an average of 28 floor sections per week. This represented an 11.5% increase in floor section production from the 661 floor sections we produced in the fiscal year ended December 31, 2004.

     Because all of our manufactured homes are constructed in accordance with HUD Standards, our manufacturing facility is subject to strict oversight and monitoring by the U.S. Department of Housing and Urban Development, using independent third-party inspection agencies for enforcement. Each home we manufacture complies with the HUD Standards and has a special label affixed to the exterior of the home indicating that the home has been designed, constructed, tested, and inspected to comply with stringent federal standards set forth in these HUD Standards. As required by the National Manufactured Home Construction and Safety Standards Act of 1974, each home that we manufacture may not be shipped from our factory unless it complies with HUD Standards and receives a certification label from an independent third-party inspector. Our manufacturing facility must meet performance standards for heating, plumbing, air conditioning, thermal and electrical systems, structural design, fire safety, and energy efficiency. We also conduct our own in-plant inspection and quality assurance program.

     We manufacture homes which are designed as primary residences ready for immediate occupancy. The homes, many of which are customized at our factory to the home buyer's specifications, are constructed in one or more sections and transported by independent trucking companies to dealer locations or to a customer's site.

     Our homes are manufactured under controlled conditions in an indoor facility located on 25.5 acres in Guin, Alabama, which has approximately 107,516 square feet of floor space, a frame shop with 10,800 square feet, a material shed with 23,172 square feet of space and an office facility consisting of 11,250 square feet of space. In addition, on February 2006, the Company opened a 65,992 square foot plant in Sulligent, Alabama. Please see "Description of Property" below for a fuller description of the Guin and Sulligent plants. At the two plants we employ an average of 350 employees who generally work one shift per day, five days per week. Construction of our homes is based upon an assembly line system, commencing by moving a unit through the plant, stopping at a number of work stations where various components and sub-assemblies are attached. Each section is permanently attached to a steel support chassis, and various components are later added, including floors, interior and exterior walls, roof, cabinets, ceilings, and windows. It takes approximately 2 and 1/2 days to complete construction of a home at our manufacturing facilities. As of December 31, 2005 we had the capacity to produce an aggregate of approximately seven floors per day. Once the home has been assembled and quality review testing has been completed, the home is ready to be transported to a dealer location or for installation and hookup to a homebuyer's utility systems.

     While our manufactured homes are constructed with many of the same components and building materials used in site-built homes, we utilize a cost-efficient assembly line manufacturing process which enables us to produce a quality home at a much lower cost per square foot than a traditional site-built home. A Deer Valley home is built with residential features, including 1/2 inch drywall, Thermopane(TM) brand windows, enhanced insulation, oak cabinets, cultured marble vanities, and two inch by six inch exterior wall construction standards.

     The extent of customization of the home performed by Deer Valley varies to a significant degree with the price of the home. In the higher price range of the market, the home buyer is often less sensitive to the price increase associated with significant design modifications. Our experience in producing a customized home on a cost-effective basis has allowed us to offer customized homes and provide factory provided trim-out services and walk-through inspections of the home.

     Because the cost of transporting a manufactured home is significant, substantially all of Deer Valley's homes are sold to dealers within a 500 mile radius of our manufacturing facility. Deer Valley arranges, at the dealer's expense, for the transportation of finished homes to dealer locations using independent trucking companies. Customary sales terms are cash--on-delivery or guaranteed payment from a floor plan financing source. Dealers or other independent installers are responsible for placing the home on site and making utility hook-ups.

BACKLOG  OF  ORDERS  AND  SALES  POLICIES

     Substantially all production is initiated against specific orders. As of December 31, 2005, our backlog of orders was 11.77 weeks of orders. Dealer orders are subject to cancellation prior to commencement of production, and we do not consider our backlog to be firm orders. Because we operate in an industry where order lead times are extremely short, Deer Valley does not view backlog at any point in time to be indicative of the level of Deer Valley's future revenues.

     Our sales are made to dealers either through floor plan financing arrangements with a financial institution or on a cash basis. When a manufactured home is purchased, we receive payment either directly from the dealer or from a financial institution which has agreed to finance dealer purchases of our manufactured homes. As customary in our industry, many financial institutions which finance dealer purchases require that we execute a repurchase agreement which provides that, in the event a dealer defaults on its repayment of the financing arrangement, we agree to repurchase the manufactured home from the financing institution, in accordance with a declining repurchase price schedule that is mutually agreed upon. Because we do not build significant inventories of either finished goods or raw materials and initiate production against a specific product order, we do not have significant inventories or a backlog of product orders.

COMPONENTS

     The principal raw materials used in the production of a manufactured home include wood, wood products, panels, steel, sheetrock, vinyl siding, gypsum wallboard, fiberglass insulation, carpet, appliances, electrical items, windows, roofing materials, electrical supplies, roof trusses, and plumbing fixtures. We believe that the raw materials used in the production of our manufactured homes are readily available from a wide variety of suppliers and that the loss of any single supplier would not have a material adverse effect on our business. Although we rely upon Odyssey Group (sheet rock, plumbing, and other assembly items), WoodPerfect (lumber supplies), Morris Sales Company (lumber and siding, panels), General Electric (appliances), and Owens Corning (insulation) in purchasing materials to assemble our homes, we are not dependent on a single source or supplier for component purchases.

PRODUCTS

     We currently offer 22 different models of manufactured homes, with a variety of decors that are marketed under our Deer Valley brand name. We currently manufacture and sell multi-section manufactured homes, with 100% of the manufactured homes we produced in 2005 consisting of multi-section units. We offer over 22 different floor plans, ranging in size from approximately 1,560 to 2,580 square feet. Many of our homes are customized to the homebuyer's specifications. We believe that our willingness to offer factory trim-out services and customize floor plans and design features to match homebuyer preferences is a principal factor which differentiates us from our competitors.

     Each home typically includes three to five bedrooms, a great room which functions as a living room, family room, and dining room, a kitchen, two or three bathrooms, and features central air conditioning and heating, a water heater, a dishwasher, a refrigerator, a microwave, a cook top/range, and an oven. We offer a wide range of colors, moldings, and finishes and provide optional features including fireplaces, wood floors, and modern kitchen counter-tops. We continue to modify and improve the design of our manufactured homes in consultation with our sales representatives and independent dealer network. We also utilize computer-aided and other design methods in an effort to continuously improve the design of our manufactured homes and to permit our customers to customize their purchases.

     Deer Valley has traditionally focused on designing manufactured homes with features comparable to site-built homes. In addition to offering the consumer options specified in the preceding paragraph, Deer Valley generally offers extensive customization of floor plan designs and exterior elevations to meet specific customer preferences.

     Once a manufactured home has been completed at our manufacturing facility, we utilize an independent trucking company to transport the home to either a retail sales center or a customer's site. All transportation costs are borne by the independent retailer or other independent installer, who is responsible for placing the manufactured home on the customer's site, joining the interior and exterior seams and providing any utility hookups.

     The following table sets forth the total factory homes built and sold, square footage, and retail price range in 2005:

Number  of  Homes  Sold:
-----------------------

     Multi-section  Homes          1,385  floors  or  842  units
     Total  Homes                  1,385  floors  or  842  units

       Type of Homes        Square Feet     Retail Price Range (excluding land)
       -------------        -----------     -----------------------------------
     Multi-floor Homes     1,560 - 2,580          $59,000 to $119,000
     -----------------     -------------          -------------------

INDEPENDENT  DEALER  NETWORK

     As of the date of this Filing, we had approximately 80 participating independent dealers marketing our manufactured homes at 110 locations. Our independent dealers are not required to exclusively sell homes manufactured by Deer Valley and will typically choose to offer the products of other manufacturers in addition to those of Deer Valley. We do not have written exclusive agreements with our independent dealers and do not have any control over the operations of, or financial interest in, any of our independent dealers. Deer Valley is not dependent on any single dealer, and in 2005, Deer Valley's largest dealer location accounted for approximately 10% of our sales.

     We believe that our independent dealer network enables us to avoid the substantial investment in management, capital, and overhead associated with company-owned sales centers. Although we do not rely upon exclusive dealer arrangements, we typically rely upon a single dealer within a given geographical market to distribute our products. We believe our strategy of selling our manufactured homes through independent dealers helps to ensure that our manufactured homes are competitive with those of other companies in terms of quality, consumer acceptability, product design, and price.

MARKETS  SERVED

     During the fiscal year ended December 31, 2005, we estimate that the percentage of our revenues by region was as follows:


  Regions                           Primary States                           Percentage of Revenue by Region
  -------                           --------------                           -------------------------------
 Southeast            Alabama,  Florida,  Georgia,  Kentucky,                               85%
                      Mississippi,  North  Carolina,  South  Carolina  and
                      Tennessee

 South Central       Louisiana,  Oklahoma,  Texas,  Illinois,  Arkansas,                    15%
                     Missouri, and Indiana

     Our manufacturing facility currently serves approximately 80 dealers and our sales staff maintains and monitors our relationships with each independent retailer in an effort to maintain excellent relationships with our network of independent dealers.

OUR  SALES  FORCE

     At December 31, 2005, Deer Valley sold manufactured homes through approximately 80 independent dealers at approximately 110 retail locations in 15 states, principally in the southeastern and south-central United States.

     Deer Valley markets its homes through product promotions tailored to specific dealer needs. In addition, Deer Valley advertises in local media and participates in regional manufactured housing shows.

CONTINUING  OPERATIONS

MANUFACTURED  HOMES  -  INDUSTRY  OVERVIEW

     Our manufactured homes are built entirely in our factories, in accordance with national HUD Standards specified by the U.S. Department of Housing and Urban Development (HUD) through its Federal Manufactured Home Construction and Safety Standards.

     Manufactured homes are constructed in a factory environment, utilizing assembly line techniques, which allows for volume purchases of materials and components and more efficient use of labor. The quality of manufactured homes has increased significantly, as producers generally build with the same materials as site-built homes. Many features associated with site-built homes are included in manufactured homes, such as central heating, name-brand appliances, carpeting, cabinets, walk-in closets, wall coverings, and porches. Also, many of our independent dealers offer optional features including central air conditioning, carports, garages, and furniture packages.

     As acceptance of manufactured housing has increased among higher-income buyers and as financing for single-section homes has become more scarce, demand has shifted toward larger, multi-section homes, which accounted for 74% of industry shipments in calendar year 2004, up from 47% in calendar year 1991, according to data published by the Manufactured Housing Institute (MHI).

     With respect to the retail financing of manufactured housing, interest rates are generally higher and the terms of loans shorter than for site-built homes. In recent years, some lenders stopped extending loans to finance the purchase of manufactured homes. This has had the effect of making financing for manufactured homes even more expensive and more difficult to obtain relative to financing for site-built homes.

     Due to the difficult financing environment for chattel financing nationwide, the industry has been trending toward more conventional mortgage financing for land and homes. Chattel financing is personal property financing secured only by the home and not by the underlying land on which the home is sited. In contrast, "land and home" financing is real property financing secured by the home and by the underlying land on which the home is placed.

WARRANTIES,  QUALITY  CONTROL,  AND  SERVICE

     Deer Valley endeavors to adhere to strict quality standards and continuously refines its production procedures. In addition, in accordance with the construction codes promulgated by HUD, an independent HUD-approved, third-party inspector inspects each manufactured home for compliance during construction at our manufacturing facilities.

     Deer Valley provides initial home buyers with a one-year limited warranty against manufacturing defects in the home's construction. In addition, direct warranties are often provided by the manufacturers of components and appliances.

     Deer Valley has experienced quality assurance personnel at each of its manufacturing facilities who provide on-site service to dealers and home buyers.

Deer Valley continuously works to enhance its quality assurance systems, placing high emphasis on improving the value and appeal of Deer Valley's homes and reducing consumer warranty claims.

INDEPENDENT  DEALER  FINANCING

     Substantially all of Deer Valley's independent dealers finance their purchases through "floor plan" arrangements under which a financial institution provides the dealer with a loan for the purchase price of the home and maintains a security interest in the home as collateral. In connection with a floor plan arrangement, the financial institution which provides the independent dealer financing customarily requires Deer Valley to enter into a separate repurchase agreement with the financial institution, under which Deer Valley is obligated, upon default by the independent dealer, to repurchase the home at Deer Valley's original invoice price less the cost of all damaged/missing items, plus certain administrative and shipping expenses. The repurchase agreement relates to homes that are located on an authorized dealer's lot and in new, sellable condition. As a result, the potential repurchase liability may be offset by the value of the repurchased house. The risk of loss which we face under these repurchase agreements is also lessened by additional factors listed under Item 6 of this filing, at "Reserve for Repurchase Commitments."

     As of December 31, 2005, Deer Valley's contingent repurchase liability under floor plan financing arrangements through independent dealers was approximately $9,600,519. While homes repurchased by Deer Valley under floor-plan financing arrangements are usually sold to other dealers, no assurance can be given that Deer Valley will be able to sell to other dealers homes which it may be obligated to repurchase in the future or that Deer Valley will not suffer more losses with respect to, and as a consequence of, those arrangements than we have accrued in our financial statements.

COMPETITION

     The manufactured housing industry is highly competitive at both the manufacturing and retail levels, with competition based upon numerous factors, including total price to the dealer, customization to homeowners' preferences, product features, quality, warranty repair service, and the terms of dealer and retail customer financing. Deer Valley has many competitors, ranging from very large, experienced, and well-financed companies to small, specialized manufacturers. Numerous firms produce manufactured and modular homes in the southeastern and south central United States, many of which are in direct competition with us. In addition, certain of Deer Valley's competitors provide retail customers with financing from captive finance subsidiaries.

     Manufactured homes also compete with other forms of housing, including site-built and prefabricated homes. Historically, manufactured housing has had a price advantage over these other forms of housing. That advantage has deteriorated, however, as the credit market in the manufactured housing industry has, at both the retail and wholesale levels, continued to tighten, while interest rates for site-built houses in recent years have been at historic lows, thus increasing the competitive pressures on manufactured housing.

     The capital requirements for entry as a producer in the manufactured housing industry are relatively small. However, Deer Valley believes that the qualifications for obtaining inventory financing, which are based upon the financial strength of the manufacturer and each of its dealers, have recently become more difficult to meet due to the departure of financial institutions from the market and efforts of our competitors to add dealers to their sales network.

     Deer Valley believes that its willingness to customize floor plans and design features to match customer preferences, offer factory provided trim-out and installation services, and provide efficient customer service differentiate it from most of its competitors in the manufactured housing industry.

COMPETITIVE NICHE

     We believe that we have certain competitive advantages in our market as described below:

WE CONCENTRATE OUR EFFORTS ON MANUFACTURING AND MARKETING TOP-QUALITY HUD CODE HOMES.

     By focusing our manufacturing efforts exclusively on HUD Code homes on a cost-effective basis and by relying upon our strong network of regional independent dealers within our geographical market, we have been able to minimize our administrative and marketing expenses while providing our customers with a competitively priced product which maximizes value for the purchase price paid for the home.

WE FOCUS UPON PRODUCING A SUPERIOR QUALITY HOME, WITH ATTENTION TO DETAIL, QUALITY MATERIALS, AND SERVICE TO OUR CUSTOMERS.

     By focusing our manufacturing efforts on the fastest growing sector of the manufactured housing industry, and by paying attention to manufacturing details, procuring quality components, and raw materials, and offering factory-provided trim-out options and service capabilities to our customers, we have focused upon servicing our customers that purchase a manufactured home from us. By providing factory trim-out services and walk-through services to a customer, we have been able to respond quickly to customer inquiries to ensure that our retail customers are satisfied with the quality of our home products.

WE  PRODUCE  A  QUALITY MANUFACTURED HOME PRODUCT WHICH IS COMPETITIVELY PRICED.

     By focusing our efforts on controlling costs and maintaining a high quality manufacturing facility, we have been able to provide a high-quality product at an attractive value. Our multi-section homes sold for an average retail price ranging from $59,000 to $119,000 in 2005, excluding land costs.

WE HAVE AN EXPERIENCED MANAGEMENT TEAM WHICH HAS EXTENSIVE EXPERIENCE IN THE MANUFACTURED HOUSING BUSINESS.

     Our management team is made up of seasoned industry veterans in key leadership positions whose interests are closely aligned with those of our shareholders. Some of our senior management team members will receive substantial additional payments from the acquisition of Deer Valley by the Company, depending upon the future success and profitability of Deer Valley.

WE  HAVE  A  STRONG  NETWORK  OF  INDEPENDENT  DEALERS.

     We have a strong network of independent dealers who operate in a highly fragmented industry consisting of approximately 8,000 dealers in the United States. We do not own any company retail stores and do not provide any financial or insurance-related services which could significantly increase Deer Valley's administrative expenses. We maintain close relationships with each of our independent dealers and carefully monitor our service responsibilities to the customers who purchase a manufactured home from us. We also provide significant volume discounts to our dealers in an effort to maintain a strong network of independent dealers.

REGULATION

     Deer Valley's manufactured homes are subject to a number of federal, state and local laws. Construction of manufactured housing is governed by the National Manufactured Housing Construction and Safety Standards Act of 1974 ("1974 Act"). In 1976, HUD issued regulations under the 1974 Act establishing comprehensive national construction standards. The HUD regulations cover all aspects of manufactured home construction, including structural integrity, fire safety, wind loads, thermal protection, plumbing, and electrical work. Such regulations preempt conflicting state and local regulations. Deer Valley's manufacturing facilities and the plans and specifications of its manufactured homes have been approved by a HUD-designated inspection agency. An independent, HUD-approved third-party inspector checks each of Deer Valley's manufactured homes for compliance during at least one phase of construction. In 1994, HUD amended manufactured home construction safety standards to improve the wind force resistance of manufactured homes sold for occupancy in coastal areas prone to hurricanes. Failure to comply with the HUD regulations could expose Deer Valley to a wide variety of sanctions, including closing Deer Valley's plants. Deer Valley believes its manufactured homes meet or surpass all present HUD requirements.

     Manufactured, modular, and site-built homes are all built with particleboard, paneling, and other products which contain formaldehyde resins. Since February 1985, HUD has regulated the allowable concentration of formaldehyde in certain products used in manufactured homes and requires manufacturers to warn purchasers concerning formaldehyde-associated risks. Deer Valley currently uses materials in its manufactured homes which meet HUD standards for formaldehyde emissions and which otherwise comply with HUD regulations in this regard. In addition, certain components of manufactured homes are subject to regulation by the Consumer Product Safety Commission ("CPSC") which is empowered to ban the use of component materials believed to be hazardous to health and to require the manufacturer to repair defects in components of its homes. The CPSC, the Environmental Protection Agency, and other governmental agencies are evaluating the effects of formaldehyde. In February 1983, the Federal Trade Commission adopted regulations requiring disclosure of manufactured home's insulation specifications.

     Deer Valley's manufactured and modular homes are also subject to local zoning and housing regulations. Utility connections are subject to state and local regulation, and must be complied with by the dealer or other person installing the home. A number of states require manufactured and modular home producers to post bonds to ensure the satisfaction of consumer warranty claims. Several states have adopted procedures governing the installation of manufactured and modular homes. Deer Valley has complied with these requirements in Alabama, Mississippi, Louisiana, Arkansas, Georgia, Florida, North Carolina, South Carolina, Tennessee, Kentucky, Indiana, Illinois, Missouri, Oklahoma, and Texas. Many of these states require that companies renew their compliance or notify the state after a change in ownership. Deer Valley is taking the steps necessary to remain in compliance with these state laws.

REGULATORY  APPROVAL

     Other than the regulations described above, no federal or state regulatory approvals are required for our principal products and services.

PATENTS AND LICENSES

     We do not rely upon any significant patent rights, licenses or franchises under the trademarks or patents of any other person or entity in conducting our business. While Deer Valley utilizes the mark "Deer Valley" and "Deer Valley Homebuilders" as Company trademarks in marketing its manufactured homes, we do not own any trademarks or patents registered with the United States Patent and Trademark Office. We do offer several models and brand names for our products to our dealers and customers but have not relied upon trademark protection in marketing these products.

RESEARCH  AND  DEVELOPMENT

     Due to the nature of our business, we do not have a significant formal research and development program and we do not allocate significant funds for research and development activities.

COSTS  AND  EFFECTS  OF  COMPLIANCE  WITH  ENVIRONMENTAL  LAWS

     There are no special or unusual environmental laws or regulations which require us to make material expenditures or which can be expected to materially impact the operation of our business.

EMPLOYEES

     We currently have approximately 350 employees, all of whom are full-time. None of our employees are represented by a labor union and we consider our relationships with our employees to be good.

ITEM 2.     DESCRIPTION OF PROPERTY

     The Company's executive and operating offices are located at 4902 Eisenhower Blvd., Suite 185, Tampa, FL 33634. The telephone number at the Company's executive offices is (813) 885-5998. Deer Valley's principal manufacturing plant and offices are located at 205 Carriage Street, Guin, Alabama 35563, and its telephone number is (205) 468-8400. Deer Valley's manufacturing plant and company offices consists of a manufacturing plant with 107,511 square feet, a frame shop with 10,800 square feet, material shed of 23,172 square feet and offices with 11,250 square feet of space. Deer Valley owns the buildings and 25.5 acres underlying these facilities. Deer Valley has executed a mortgage on the Guin property in favor of State Bank and Trust in the amount of $1,502.838.75, with interest fixed at 5% per annum. The payment schedule is as follows: 55 payments of $10,000 beginning April 11, 2004 and continuing at monthly intervals. A final payment of unpaid principal plus accrued interest is due November 11, 2008. The current balance is $1,403,789.42.

     On January 25 2006, the Company approved Deer Valley Homebuilders, Inc., an indirect wholly-owned subsidiary of the Company, entering into a Sales Contract with Steve J. Logan to purchase real property, with 65,992 square feet of manufacturing space, located at 7668 Highway 278 in Sulligent, Alabama (the "Sulligent Property"). The purchase price for the Sulligent Property is $725,000, and the closing is scheduled to occur on or about April 30, 2006. We intend to obtain a loan, secured by a mortgage on the Sulligent Property, to finance the purchase price for the Sulligent Property. Currently, Deer Valley is occupying the Sulligent Property pursuant to a short term lease. Deer Valley's plant on the Sulligent Property opened on February 20, 2006.

     We believe that the general physical condition of our manufacturing facilities and executive offices is adequate to satisfy our current production needs. Accordingly, there are no present plans to improve or develop any of the unimproved or undeveloped portions of the Guin or Sulligent plants.

     Except for ownership of the manufacturing facilities we occupy or intend to occupy, Deer Valley does not invest in real estate or real estate mortgages. It is not our policy to acquire properties for capital gain or rental income. In our opinion, we have sufficient property insurance for our property.

ITEM  3.     LEGAL  PROCEEDINGS

     Although the Company in the normal course of business is subject to claims and litigation, the Company is not a party to any material legal proceeding nor is the Company aware of any circumstance which may reasonably lead a third party to initiate legal proceeding against the Company.

     As of the date of this filing, there are no material pending legal or governmental proceedings relating to our company or properties to which we are a party, and to our knowledge there are no material proceedings to which any of our directors, executive officers, or affiliates are a party adverse to us or which have a material interest adverse to us.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     By written consent dated November 7, 2005, permitted by the Company's Certificate of Incorporation, as amended, under Delaware law, the Company's stockholders approved the withdrawal of the election to be a "business development company" ("BDC") and the filing of a Form N 54C. There were 357,194 votes for such withdrawal (73% of the issued and outstanding common stock at the time) and none opposed. On November 25, 2005, the Company mailed a Schedule 14C Information Statement (after previously submitting it for review and comment by the Securities and Exchange Commission) to its stockholders with respect to this matter in which the consequences of the Company's withdrawal of its election to be a BDC were fully disclosed.

                                     PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     Our common stock trades on the OTC Bulletin Board under the trading symbol "CYON." The prices set forth below reflect the quarterly high and low bid information for shares of our common stock during the last two fiscal years, as reported by the OTC Bulletin Board. These prices reflect inter-dealer prices without retail markup, markdown, or commission, and may not represent actual transactions. Please note that the board of directors approved a two-for-one stock dividend on November 4, 2005, which doubled the numbers of shares outstanding. Except for the prices listed for the quarter which ended on December 31, 2005, the prices in the following table reflect pre-dividend sales.

          -------------------------------------------------------
          2005 QUARTER ENDED                HIGH              LOW
          -------------------------------------------------------
          December 31, 2005                 $4.25            $.60
          -------------------------------------------------------
          September 30, 2005                $1.50            $.50
          -------------------------------------------------------
          June 30, 2005                     $1.75            $.35
          -------------------------------------------------------
          March 31, 2005                    $1.00            $.25
          -------------------------------------------------------
          2004 QUARTER ENDED
          -------------------------------------------------------
          December 31, 2004                 $3.00           $1.79
          -------------------------------------------------------
          September 30, 2004                $5.00           $2.30
          -------------------------------------------------------
          June 30, 2004                     $10.25          $0.60
          -------------------------------------------------------
          March 31, 2004                     $.60           $.60
          -------------------------------------------------------

     Our common stock is covered by an SEC rule imposing additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors, which are generally institutions with assets in excess of $5,000,000, or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 jointly with a spouse. For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell our securities, and also may affect the ability of purchasers of our stock to sell their shares in the secondary market. The rule may also cause fewer broker-dealers to be willing to make a market in our common stock, and it may affect the level of news coverage we receive.

HOLDERS  OF  COMMON  STOCK

     On March 22, 2006, there were 332 registered holders or persons otherwise entitled to hold our common shares pursuant to a shareholders' list provided by our transfer agent, Computershare Investor Services. The number of registered shareholders excludes any estimate by us of the number of beneficial owners of common shares held in street name.

DIVIDENDS

     On November 4, 2005, in connection with the anticipated purchase of Deer Valley, the Board of Directors of the registrant declared a 2-for-1 forward stock dividend on its common stock, par value $.001, for stockholders of record on November 14, 2005. The payment date was November 23, 2005.

     We have not declared or paid any cash dividends on our common stock since our inception, and our Board of Directors currently intends to retain all earnings for use in the business for the foreseeable future. Any future payment of dividends will depend upon our results of operations, financial condition, cash requirements, and other factors deemed relevant by our Board of Directors.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     None.

RECENT SALES OF UNREGISTERED SECURITIES

     Except as reported in previous filings, we did not sell any securities in transactions which were not registered under the Securities Act in the quarter ended December 31, 2005.

ITEM  6.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     CAUTIONARY  NOTICE  REGARDING  FORWARD  LOOKING  STATEMENTS

     We desire to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This filing contains a number of forward-looking statements which reflect management's current views and expectations with respect to our business, strategies, products, future results and events, and financial performance. All statements made in this filing other than statements of historical fact, including statements addressing operating performance, events, or developments which management expects or anticipates will or may occur in the future, including statements related to distributor channels, volume growth, revenues, profitability, new products, adequacy of funds from operations, statements expressing general optimism about future operating results, and non-historical information, are forward looking statements. In particular, the words "believe," "expect," "intend," "anticipate," "estimate," "may," variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements, and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated, or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

     Readers should not place undue reliance on these forward-looking statements, which are based on management's current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below), and apply only as of the date of this filing. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors which could cause or contribute to such differences include, but are not limited to, the risks to be discussed in our next Annual Report on form 10-KSB and in the press releases and other communications to shareholders issued by us from time to time which attempt to advise interested parties of the risks and factors which may affect our business. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

OVERVIEW

     At the end of 2005, Cytation had nominal operations. The Company had revenues of $59,114 in fiscal year 2005, as compared to $240,368 in fiscal year 2004. The Company had a net loss of $173,605 in fiscal year 2005, as compared to a net loss of $696,689 in fiscal year 2004. The differences in the foregoing figures are the result of Cytation's discontinuation of operations in contemplation of a reverse merger, which did not occur, and of the purchase of Deer Valley.

     As a result of the acquisition of Deer Valley Homebuilders, Inc. on January 18, 2006, Cytation now has gross revenues in excess of $3,000,000 per month and significant assets. Because Cytation discontinued its prior operations in the first quarter of 2005 and was a shell company (as defined in Rule 12b-2 of the Exchange Act) from the first quarter of 2005 through January 18, 2006, because Deer Valley constitutes all of the Company's operations, and because management does not believe that it is informative or useful to compare the results of operations for the year ended December 31, 2005 on an unaudited pro forma condensed combined consolidated basis, giving effect to the acquisition of Deer Valley, as compared to fiscal year 2004, the remainder of this discussion relates to the operations of Cytation's newly acquired operating subsidiary, Deer Valley. In conjunction with this discussion it is imperative that investors read the footnotes to the financial statements attached to this filing.

     Deer Valley is a wholly-owned subsidiary of DVA, which is a wholly-owned subsidiary of the Company. Deer Valley was formed in January, 2004, and its offices and manufacturing plant are located in Guin, Alabama. Deer Valley manufactures and designs manufactured homes which are sold to a network of independent dealers located primarily in the southeastern and south central regions of the United States. For more information on the company's lines of business and principal products and services, please see the section of this filing entitled "Description of Business."

     Deer Valley operates its manufacturing facility and business offices in Guin, Alabama. Also, on January 25 2006, the Company approved Deer Valley Homebuilders, Inc., an indirectly wholly-owned subsidiary of the Company, entering into a Sales Contract with Steve J. Logan to purchase real property located at 7668 Highway 278 in Sulligent, Alabama (the "Sulligent Property"). The purchase price for the Sulligent Property is $725,000 and the closing is currently scheduled to occur on or before April 30, 2006. The Company will finance the Sulligent Property. As of the date of this filing, the details of the financing have not been finalized. The Sales Contract is subject to certain contingencies, including a standard title contingency. Deer Valley's plant on the Sulligent Property opened on February 20, 2006 and, as of the date of this filing, is producing approximately 12 floors per week. For more information on floors and rates of production, please see the section of this filing entitled "Description of Business."

     When evaluating the Company's financial condition and operating performance, the most important matters on which the company's executives are currently focusing are raising additional capital and establishing a new credit line with a larger bank, in order to facilitate growth. Management is currently negotiating with bankers to secure such a credit line and feels that the availability of the current financial data presented in the financial statements attached hereto may expedite that process. The key performance indicators management examines are (1) the Company's production rate, in "floors" produced per day, (2) the cost of sales, and (3) the size of the Company's sales backlog. For more information on these performance indicators, please see the attached financial statements and notes thereto and the section of this document entitled "Description of Business."

     Management feels that the following areas present significant opportunities or risks for the Company:

     1)  Securities  Compliance

     Deer Valley has been operated as a private company which is not subject to federal securities laws and, therefore, may lack the internal or financial control infrastructure and procedures necessary for public companies to comply with the provisions of the Securities Exchange Act and Sarbanes-Oxley regulations. Deer Valley, DVA, and the Company are coordinating with legal counsel and auditors to put in place proper financial controls and procedures to insure full compliance with and disclosure under all relevant securities laws. Of course, there can be no guarantee that there will be no significant deficiencies or material weaknesses in the quality of Deer Valley's financial controls. The greatest challenge Management forsees in implementing proper controls and procedures is that the cost to Deer Valley of such compliance could be substantial and could have a material adverse effect on our results of operations. Please see Item 8A of this filing for more information on internal controls and procedures.

     2)  Downturn  in  the  Manufactured  Housing  Industry

     In recent years, the manufactured housing industry experienced a prolonged and significant downturn as consumer lenders began to tighten underwriting standards and curtail credit availability in response to higher than anticipated rates of loan defaults and significant losses upon the repossession and resale of homes securing defaulted loans. According to the Manufactured Housing Institute, domestic shipments of manufactured homes peaked in calendar year 1998 with the shipment of 372,843 homes, before declining to a total of 130,802 manufactured homes in calendar year 2004. The manufactured housing industry's share of new single-family housing starts also increased to 24% in calendar year 1997 before declining to 7.5% of all new single-family housing starts in calendar year 2004. Other causes of the downturn include a reduced number of consumer lenders in the traditional chattel (home-only) lending sector and higher interest rates on home-only loans. These factors have resulted in declining wholesale shipments, excess manufacturing and retail locations and surplus inventory.

     Despite the industry decline, which commenced in calendar year 1999, we have been able to successfully launch our business through an efficient manufacturing and production facility, flexible product designs, an experienced and capable sales team, stringent cost controls, and attention to dealer relations, customer satisfaction and service efforts. Additionally, our affiliated dealers often endeavor to distinguish Deer Valley by selling our manufactured homes as part of a land-home package which may be financed by a conventional mortgage. Finally, Deer Valley focuses on the multi-section sector of the manufactured housing market, which Management feels offers the greatest potential for growth because multi-section homes often have an appearance similar to more traditional site-built homes but are competitively priced when compared to a site-built home. For more information on multi-section homes, please see the section of this document entitled "Description of Business."

     3)  Rising  Interest  Rates  and  Residual  Effects  of  Hurricane  Katrina

     Two important factors could affect our sales: the residual effects of Hurricane Katrina and rising interest rates. Interest rates have a marked effect upon the manufactured housing market. Management feels that rising interest rates will drive buyers from traditional "site built" homes toward the upper end of the manufactured housing market, where our products are positioned. However, additional increases in interest rates could eventually adversely affect buyers of Deer Valley products and could cause dealers to reduce inventories because of "Floor-Plan" expenses.

     Hurricane Katrina has created a huge need for the rapid replacement of houses in the Gulf Coast Region. The lure of lucrative "FEMA" contracts has caused other suppliers to disrupt or delay normal shipments to their dealers. This has created a rush by dealers to establish new relationships or increase orders with Deer Valley, which has not interrupted its service in this way. The hurricane effect could increase even further this summer, as landowners in hurricane-damaged areas receive government permission to rebuild, new storms destroy existing housing, and Gulf Coast residents return to their home towns. However, hurricane-related disruptions in the availability of the raw materials we use to construct our products could have a material adverse impact upon our business.

     4)  "Floor  Plan"  Credit  Available  to  Manufactured  Home  Dealers

     Reduced availability of floor plan financing for manufactured home dealers could negatively impact Deer Valley's business. A major floor plan financer for manufactured housing was recently purchased. If this financer or its acquirer were to discontinue floor plan financing programs for manufactured home dealers, approximately one-third of the floor plan financing available to manufactured home dealers would disappear. An occurrence of this type could have a material, adverse impact upon Deer Valley's business, since dealers would have additional difficulty in procuring funds to inventory homes based on floor plan financing.

     RESULTS  OF  OPERATIONS

     The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment by our management. Historical financial information presented for the year ended December 31, 2005 and the year ended December 31, 2004, is that of the Company on a consolidated versus combined basis with Deer Valley

Homebuilders, Inc., which reflects the Company's acquisition of Deer Valley Homebuilders, Inc. on January 18, 2006, pursuant to the terms of the Securities Purchase and Share Exchange Agreement.

HISTORICAL RESULTS - FISCAL YEAR ENDED DECEMBER 31, 2005; COMPARISON OF FISCAL YEAR ENDED DECEMBER 31, 2004.

REVENUES. Overall net revenues for the year ended December 31, 2005 were $35,717,073. In addition, overall net revenues for the year ended December 31, 2004 were $15,394,215. The increase of $20,322,858 is a direct result of increased sales and production of homes which increased from 655 floors in 2004 to 1,385 floors in 2005.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. General and administrative expenses consisted of payroll and related expenses for executive, accounting, and administrative personnel, professional fees, and other general corporate expenses. Selling, general, and administrative expenses for the year ended December 31, 2005 were $2,996,023. In addition, general and administrative expenses for the year ended December 31, 2004 were $1,559,333. These general and administrative costs have increased primarily due to increased production, sales, and operating expenses. The production direct cost of goods was generally in the same ratio to sales for both periods with increased quantity discounts being offset by a rise in material cost. The remainder of the increase was due to salary expenses, which increased from $894,722 in 2004 to $1,423,298 in 2005.

NET INCOME (LOSS). The net income for the year ended December 31, 2005 was $3,366,658. The net income for the year ended December 31, 2004 was $1,010,506. The increase in net income is primarily due to increased production and sales of Deer Valley's operations. Because of this and because fixed expenses were spread over a significantly larger number of units produced with no reduction in price per unit, the gross profit margin was greater in 2005 than in 2004. The increase in production can be seen in a comparison of daily output. As of December 31, 2004, Deer Valley produced 4 floors per day, whereas as of December 31, 2005, Deer Valley produced 7 floors per day.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Management believes that the Company has sufficient cash flow from operations, available bank borrowings, cash, and cash equivalents to meet its short-term working capital requirements for the next 12 months. The Company's sales of manufactured homes generate an average positive cash flow in excess of $281,000 per month. Should our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner which will increase or accelerate our anticipated costs and expenses, such as through the acquisition of new products, the depletion of our working capital would be accelerated. Management believes that the Company will need additional working capital to sustain its present rate of growth in the long term. Accordingly, the Company may seek additional equity financing in an amount up to $3,000,000.

     The company spends its cash to pay expenses and to fund increases in production capacity. To the extent that it becomes necessary to raise additional cash in the future as our current cash and working capital resources are depleted, we will seek to raise it through the public or private sale of debt or equity securities, the procurement of advances on contracts or licenses, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing. We also may seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities.

     The Company is contingently liable under the terms of repurchase agreements with financial institutions providing inventory financing for retailers of the Company's products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The risk of loss under these agreements is spread over numerous retailers. The price the Company is obligated to pay generally declines over the period of the agreement (typically 18 to 24 months) and the risk of loss is further reduced by the sale value of repurchased homes. The maximum amount for which the Company is contingently liable under such agreements amounted to $9,600,519 and $4,516,365 at December 31, 2005 and 2004, respectively. The remaining outstanding contingent liability arising from sales to dealers prior to December 31, 2004 amounted to $525,000 on the date of this filing. As of December 31, 2005 and December 31, 2004, the company had a reserve of $35,000 and $3,500, respectively, for future repurchase losses, based on prior experience and an evaluation of dealers' financial conditions. The Company to date has not experienced significant losses under these agreements, and management does not expect any future losses to have a material effect on the accompanying financial statements. The risk of loss which we face under these repurchase agreements is also lessened by additional factors listed below under "Reserve for Repurchase Commitments."

FINANCING

     The Company had a fixed-rate revolving line of credit with State Bank and Trust of Guin, Alabama. Under this line of credit entered into on March 3, 2004, the Company could make loan draws for business purposes up to a maximum amount of $500,528 in the aggregate. Amounts drawn on the line of credit accrue interest at the fixed interest rate of 5.5%. The line of credit matured on March 25, 2005 and was not renewed. The line of credit was secured by inventory and accounts receivable of the Company.

     In addition to the revolving line of credit described in the preceding paragraph, the Company, during its normal course of business, is required to issue irrevocable standby letters of credit in the favor of independent third party beneficiaries. As of October 1, 2005, the following letters of credit were issued and in force:

     Letter of Credit No. 98 issued through State Bank & Trust in the amount of $400,000 to the favor of beneficiary Bombardier Capital expired on January 27, 2006 and was replaced with letter of credit to GE Commercial on January 27, 2006 and expiring January 27, 2007. The beneficiary was changed from Bombardier Capital to GE, due to GE's buyout of Bombardier's manufactured housing floor plan division. Personally guaranteed by Joel Logan.

     Letter of Credit No. 93 issued through State Bank & Trust in the amount of $100,000 to the favor of beneficiary 21st Mortgage Corporation, issued May 3, 2005 and expiring May 3, 2006, pending renewal. Personally guaranteed by the three largest shareholders of the Company.

     Letter of Credit No. 97 issued through State Bank & Trust in the amount of $150,000 to the favor of Textron Financial Corporation, issued August 29, 2005 and expiring August 29, 2006, pending renewal.

     All of the Letters of Credit above are required under the terms of the Repurchase Agreements described below in the section entitled "Critical Accounting Estimates." As of December 31, 2005, no amounts had been drawn on the above irrevocable letters of credit by the beneficiaries.

     The Company is also obligated under a Promissory Note payable to State Bank & Trust of Guin, Alabama (the "B&T Note"). The B&T Note is payable in monthly installments of $10,000 (which includes interest at 5.00%) and matures on November 11, 2008. The B&T Note is secured by all assets of the Company and is personally guaranteed by two major stockholders of the Company.

     Management does not believe that current debt commitments will make it difficult to secure additional debt or equity financing, since the company has no significant debt other than long-term mortgages, trade payables, and the earnout agreement referenced in "Off-Balance Sheet Arrangements" below.

CRITICAL  ACCOUNTING  POLICIES

     Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. For a description of those estimates, see Note 1, Nature of Business , Basis of Presentation, and Summary of Significant Accounting Policies, contained in the explanatory notes to Deer Valley Homebuilders, Inc.'s financial statements for the fiscal year ended December 31, 2005, contained in this filing. On an ongoing basis, we evaluate our estimates, including those related to reserves, deferred tax assets and valuation allowance, impairment of long-lived assets, fair value of equity instruments issued to consultants for services, and estimates of costs to complete contracts. We base our estimates on historical experience and on various other assumptions which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities which are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. However, we believe that our estimates, including those for the above-described items, are reasonable.

CRITICAL  ACCOUNTING  ESTIMATES

     Management is aware that certain changes in accounting estimates employed in generating financial statements can have the effect of making the Company look more or less profitable than it actually is. Management does not believe that either the Company or its auditors have made any such changes in accounting estimates. A summary of the most critical accounting estimates employed by the Company in generating financial statements follows below.

WARRANTIES

     We provide our retail buyers with a one-year limited warranty covering defects in material or workmanship, including plumbing and electrical systems. We record a liability for estimated future warranty costs relating to homes sold, based upon our assessment of historical experience and industry trends. In making this estimate, we evaluate historical sales amounts, warranty costs related to homes sold and timing in which any work orders are completed. We have a reserve for estimated warranties of $750,000 as of December 31, 2005, compared to $550,000 as of December 31, 2004. Although we maintain reserves for such claims, there can be no assurance that warranty expense levels will remain at current levels or that the reserves that we have set aside will continue to be adequate. A large number of warranty claims which exceed our current warranty expense levels could have a material adverse affect upon our results of operations.

VOLUME  INCENTIVES  PAYABLE

     We have relied upon volume incentive payments to our independent dealers who retail our products. These volume incentive payments are accounted for as a reduction to gross sales, and are estimated and accrued when sales of our manufactured homes are made to our independent dealers. Volume incentive reserves are recorded based upon the annualized purchases of our independent dealers who purchase a qualifying amount of home products from us. We accrue a liability to our dealers, based upon estimates derived from historical payout rates. Volume incentive costs represent a significant expense to us, and any significant changes in actual payouts could have an adverse affect on our financial performance.

RESERVE  FOR  REPURCHASE  COMMITMENTS

     Most of our independent dealers finance their purchases under a wholesale floor plan financing arrangement under which a financial institution provides the dealer with a loan for the purchase price of the home and maintains a security interest in the home as collateral. When entering into a floor plan arrangement, the financial institution routinely requires that we enter into a separate repurchase agreement with the lender, under which we are obligated, upon default by the independent dealer, to repurchase the manufactured home at our original invoice price less the cost of administrative and shipping expenses. Our potential loss under a repurchase obligation depends upon the estimated net resale value of the home, as compared to the repurchase price that we are obligated to pay. This amount generally declines on a predetermined schedule over a period that usually does not exceed 24 months.

     The risk of loss that we face under these repurchase agreements is lessened by several factors, including the following:

     (i) the sales of our products are spread over a number of independent dealers,

     (ii) we have had only isolated instances where we have incurred a repurchase obligation,

     (iii)the price we are obligated to pay under such repurchase agreements declines based upon a predetermined amount over a period which usually does not exceed 24 months, and

     (iv) we have been able to resell homes repurchased from lenders at current market prices, although there is no guarantee that we will continue to be able to do so.


     The maximum amount for which the Company is contingently liable under such agreements amounted to $9,600,519 at December 31, 2005. As of December 31, 2005 and December 31, 2004 we had a reserve of $35,000 and $3,500, respectively, established for future repurchase commitments, based upon our prior experience and evaluation of our independent dealers' financial conditions. Because Deer Valley to date has not experienced any significant losses under these agreements, management does not expect any future losses to have a material effect on our accompanying financial statements.

REVENUE  RECOGNITION

     Revenue for our products sold to independent dealers are generally recorded when all of the following conditions have been met: (i) an order for the home has been received from the dealer, (ii) an agreement with respect to payment terms has been received, and (iii) the home has been shipped and risk of loss has passed to the dealer.

RECENT  ACCOUNTING  PRONOUNCEMENTS

     In December 2004, the FASB issued SFAS No.153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The FASB believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges which lack commercial substance, the FASB believes this statement produces financial reporting which more faithfully represents the economics of the transactions. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of SFAS 153 shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 153, and does not believe the impact will be significant to the company's overall results of operations or financial position.

     In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment". SFAS 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) replaces FASB Statement No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25,
"Accounting for Stock Issued to Employees." SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123(R) as of the first interim or annual reporting period which begins after June 15, 2005. For public entities filing as small business issuers, SFAS 123(R) is applicable as of the beginning of the first interim or annual reporting period beginning after December 15, 2005. Once the standard is adopted, we currently expect full-year 2006 diluted net earnings per share to be reduced by approximately $.01 for stock option. Application of this pronouncement requires significant judgment regarding the inputs to an option pricing model, including stock price volatility and employee exercise behavior.

Most of these inputs are either highly dependent on the current economic environment at the date of grant or forward-looking over the expected term of the award. As a result, the actual impact of adoption on earnings for 2006 could differ significantly from our current estimate. We are currently considering the modified prospective method of transition, which would be first effective for our 2006 fiscal first quarter.

     In December 2004, the Financial Accounting Standards Board issued two FASB Staff Positions-FSP FAS 109-1, Application of FASB Statement 109 "Accounting for Income Taxes" to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, and FSP FAS 109-2 Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. Neither of these affected the Company as it does not participate in the related activities.

PROPERTY

     The Company's executive and operating offices are located at 4902 Eisenhower Blvd., Suite 185, Tampa, FL 33634. The telephone number at the Company's executive offices is (813) 885-5998. Deer Valley's manufacturing plant and offices are located at 205 Carriage Street, Guin, Alabama 35563, and its telephone number is (205) 468-8400. Deer Valley's manufacturing plant and company offices consists of a manufacturing plant with 107,511 square feet, a frame shop with 10,800 square feet, material shed of 23,172 square feet and offices with 11,250 square feet of space. Deer Valley owns the buildings and
25.5  acres  underlying  these  facilities.

     Due to increased sales, Management believed that the Company needed to obtain a small satellite production facility near to its facility in Guin, Alabama, in 2006. On January 25 2006, the Company approved Deer Valley Homebuilders, Inc., an indirect wholly-owned subsidiary of the Company, entering into a Sales Contract with Steve J. Logan to purchase real property located at 7668 Highway 278 in Sulligent, Alabama. Deer Valley's plant on the Sulligent Property opened on February 20, 2006 under a short-term lease.

     Deer Valley maintains a website at www.deervalleyhb.com. The information contained on Deer Valley's website is not a part of this filing, nor is it incorporated by reference into this filing.

     Deer  Valley  does  not  invest  in  real  estate or real estate mortgages.

OFF-BALANCE  SHEET  ARRANGEMENTS

     In connection with the Capital Stock Purchase Agreement, the Company entered into the Earnout Agreement, pursuant to which additional payments may be paid to the former owners of Deer Valley Homebuilders, Inc., as an earnout, based upon the Net Income Before Taxes of Deer Valley Homebuilders, Inc. during the next five (5) years, up to a maximum of $6,000,000. The business purpose of executing the Earnout Agreement was to set the purchase price of Deer Valley Homebuilders, Inc. by an objective standard, given that the owners of DVH and the Company could not agree on an outright purchase price. The Company's obligations under the Earnout Agreement could negatively affect earnings per share, liquidity, capital resources, market risk, and credit risk.

ITEM  7.     FINANCIAL  STATEMENTS

     At the end of 2005, Cytation had nominal operations and was a shell company (as defined in Rule 12b-2 of the Exchange Act). As a result of the acquisition of Deer Valley Homebuilders, Inc. on January 18, 2006, Cytation now has significant assets and gross revenues in excess of $3,000,000 per month. To facilitate understanding of the financial effect of this acquisition and for clarity of presentation, the following financial statements are attached as exhibits to this report on Form 10-KSB:

     EXHIBIT

     99.1 Financial Statements of Cytation Corporation: audited statements of income, cash flows and changes in stockholders' equity for the one year periods ending December 31, 2005 and December 31, 2004.

     99.2 Financial Statements of Deer Valley Acquisitions Corp.: audited balance sheet as of December 31, 2005, and audited statements of income, cash flows and changes in stockholders' equity for the six month period ending December 31, 2005.

     99.3 Financial Statements of Deer Valley Homebuilders, Inc.: audited balance sheet as of December 31, 2005, and audited statements of income, cash flows and changes in stockholders' equity for the years ended December 31, 2005 and December 31, 2004.

     99.4 Pro Forma Financial Statements as of December 31, 2005 (unaudited) for Cytation Corporation, Deer Valley Acquisitions Corp. and Deer Valley Homebuilders, Inc.

     It is imperative that investors read the footnotes to the financial statements attached to this filing.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM  8A.  CONTROLS  AND  PROCEDURES

EVALUATION  OF  DISCLOSURE  CONTROLS  AND  PROCEDURES

     The Company's Chief Executive Officer and acting Chief Financial Officer has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending December 31, 2005 covered by this Annual Report on Form 10-KSB. Based upon such evaluation, the Chief Executive Officer and acting Chief Financial Officer has concluded that, as of the end of such period, the Company's disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company's Chief Executive Officer and acting Chief Financial Officer does not relate to reporting periods after December 31, 2005 or to the controls and procedures in place at the company's subsidiaries which were acquired subsequent to December 31, 2005.

     Several individuals have been nominated for election to the Board of Directors of the Company. After the next election, it is anticipated that the new Board of Directors will establish various committees, including an audit committee. In addition, the Company's Chief Executive and acting Chief Financial Officer is devoting considerable effort to continue to develop and implement a system of disclosure controls and procedures to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management and its officers, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES  IN  INTERNAL  CONTROLS  OVER  FINANCIAL  REPORTING

     Beginning with the year ending December 31, 2007, Section 404 of the Sarbanes-Oxley Act of 2002 will require us to include management's report on our internal control over financial reporting in our Annual Report on Form 10-K. The internal control report must contain (1) a statement of management's responsibility for establishing and maintaining adequate internal control over our financial reporting, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, (3) management's assessment of the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year, including a statement as to whether or not our internal control over financial reporting is effective, and (4) a statement that our registered independent public accounting firm has issued an attestation report on management's assessment of our internal control over financial reporting.

     In order to achieve compliance with Section 404 within the prescribed period, management is planning to commence a Section 404 compliance project to assess the adequacy of our internal control over financial reporting, remediate any control deficiencies that may be identified, validate through testing that controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting. Except as described above, during the fourth quarter of fiscal year 2005, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

INHERENT  LIMITATIONS  OF  THE  EFFECTIVENESS  OF  INTERNAL  CONTROL

     A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal control system are met. Because of the inherent limitations of any internal control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

ITEM  8B.  OTHER  INFORMATION

     None.

                                    PART III

ITEM  9.     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
             COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT

OFFICERS  AND  DIRECTORS

     As of March 1, 2006, the directors and executive officers of Cytation Corporation, Inc., their ages, positions, the dates of initial election or appointment as directors or executive officers, and the expiration of their terms are as set forth in the following table. Please note that Joel Logan, Charles Murphree, and John Lawler are not directors or executive officers of Cytation Corporation but are included in this table pursuant to Rule 3b-7 because they are executive officers and/or directors of the Company's subsidiary who perform policy-making functions.


NAME OF
DIRECTOR/EXECUTIVE
OFFICER                     AGE                        POSITION                                PERIOD SERVED

Charles G. Masters          66               President, Chief Executive Officer,          January 18, 2006 to Present; term
                                             and Class II Director                        as Class II Director expires in
                                                                                          2007

Christopher Portner         39               Class I Director                             July 2001 to Present; term as
                                                                                          Class I Director expires in 2006

Joel Stephen Logan, II      37               Member of the Board of Directors             January 2004 to Present; term as
                                             of Deer Valley Homebuilders, Inc.,           Director expires in 2006
                                             President and General Manager of
                                             Deer Valley Homebuilders, Inc.

Charles L. Murphree, Jr.    44               Member of the Board of Directors             April 2004 to Present; term as
                                             of Deer Valley Homebuilders, Inc.,           Director expires in 2006
                                             Vice President and Regional Sales
                                             Director of Deer Valley
                                             Homebuilders, Inc.

                                             Member of the Board of Directors of          January 2004 to Present; term as
                                             Deer Valley Homebuilders, Inc.,              Director expires in 2006
                                             Director of Finance, Deer Valley
John Steven Lawler          37               Homebuilders, Inc.

Hans Beyer                  40               Proposed Class II Director                   Nominee; term would expire in
                                                                                          2007

John Giordano               48               Proposed Class III Director                  Nominee; term would expire in
                                                                                          2008

Donald Sproat               50               Proposed Class III Director                  Nominee; term would expire in
                                                                                          2008

 Dale Phillips              58               Proposed Class I Director                    Nominee; term would expire in
                                                                                          2009

DUTIES, RESPONSIBILITIES AND EXPERIENCE

     CHARLES G. MASTERS, Chief Executive Officer, President and Director of Cytation Corporation. Mr. Masters was the founder of DeerValley Acquisitions Corporation and, since its inception in July 2005, has served as its Chief Executive Officer. In March 1998, Mr. Masters founded and has since served as CEO and CFO of Bumgarner Enterprises, Inc., an oil and gas development and a business consulting firm. Since 2001, Mr. Masters has also served as Director, CEO and CFO of Ranger Industries, Inc., a public company, which is the sole shareholder of Bumgarner Enterprises. Mr. Masters has founded and served as the CEO and CFO of several private companies involved in the development of military electronic communications and test equipment, pioneering the introduction of microprocessors into point of sale equipment, medical equipment, artificial intelligence devices, and the development of laser scanners. Mr. Masters received a B.S.E.E. (1961) from Duke University, a M.S.E.E. (1964) from the University of Pittsburgh and a M.S.M.S. (1966) from Johns Hopkins University.

     CHRISTOPHER PORTNER, Director of Cytation Corporation. Since March 1998, Mr. Portner has been a certified financial planner and a general securities principal with PSA Equities and a portfolio manager with PSA Capital Management of Lutherville, Maryland. From 1995 through February 1998, Mr. Portner was a financial consultant with Peremel & Company of Baltimore, Maryland. Mr. Portner is a graduate of the College of Financial Planning's professional education program, holds a Bachelor of Science degree in both Business and English from Towson State University. Mr. Portner plans to resign as director at a special meeting to be held in the second quarter of 2006.

     JOEL STEPHEN LOGAN, II, Director, President, and General Manager of Deer Valley Homebuilders, Inc. Mr. Logan has extensive experience in the manufactured home industry. Since 2004, Mr. Logan has served as General Manager and President for Deer Valley Homebuilders, Inc. From 1996 until 2003, Mr. Logan worked as President of Pinnacle Homes of Alabama, a manufactured housing company. Mr. Logan is a graduate of Mississippi State University, from which he holds a degree in Business Administration. Mr. Logan is included here as an executive officer because he is an executive officer of the Company's subsidiary who performs a policy-making function, as determined by Rule 3b-7.

     CHARLES L. MURPHREE, JR., Director, Vice President, and Regional Sales Director of Deer Valley Homebuilders, Inc. Since April of 2004, He has worked as Regional Sales Director and Vice President of Deer Valley Homebuilders, Inc. From 2003 until 2004, Mr. Murphree served as Plant Manager for Clayton Homes,
Inc. From 2000 through 2003, Mr. Murphree worked as General Manager of the Energy and LifeStyle Divisions of Southern Energy Homes, Inc. Mr. Murphree graduated from the University of Alabama with a Bachelor of Science in Business Administration. Mr. Murphree is included here as an executive officer because he is an executive officer of the Company's subsidiary who performs a policy-making function, as determined by Rule 3b-7.

     JOHN STEVEN LAWLER, Director and Director of Finance of Deer Valley Homebuilders, Inc. Since April 2004, Mr. Lawler, a certified public accountant, has worked as Director of Finance for Deer Valley Homebuilders, Inc. From 2001 until 2004, he served as ERP and IT Project Manager for Cavalier Homes, Inc. From 1999 until 2001, Mr. Lawler worked as the ERP Team Leader for Financial Accounting for Cavalier Homes, Inc. Mr. Lawler holds a Bachelor of Science in Business Administration from the University of Alabama. Mr. Lawler is included here as an executive officer because he is an executive officer of the Company's subsidiary who performs a policy-making function, as determined by Rule 3b-7.

     HANS BEYER, Nominee for Director. Since February of 2005, Mr. Beyer has served as a partner for Saxon Gilmore Carraway Gibbons Lash & Wilcox, P.A. At Saxon Gilmore Carraway Gibbons Lash & Wilcox, P.A., he oversees and manages complex legal matters. Since September 2005, Mr. Beyer has served as the Senior Vice President of Mirabilis Ventures, Inc. At Mirabilis Ventures, Inc., he oversees private equity investments. In addition, Mr. Beyer is President and Founder for Daedalus Consulting, Inc. In connection with his position at Daedalus Consulting, Inc., Mr. Beyer provides consulting advice on business matters. From 2003 to February 2005, Mr. Beyer was a partner at Buchanan Ingersoll, P.C. Prior to 2002, Mr. Beyer was the founder and President of the Law Firm of Hans Christian Beyer, P.A. Mr. Beyer holds a B.A. from the University of Michigan and a J.D. from the University of Michigan Law School.

     JOHN GIORDANO, Nominee for Director. For the past five years Mr. Giordano has served as Chair of the Business, Tax and Corporate Finance Practice Group at Bush Ross, P.A., a Tampa, Florida law firm. He is regularly involved in complex business-related transactions, has extensive experience in a broad range of areas, including federal and state securities law, corporate finance, mergers, acquisitions, and tax law, and has acted as general corporate counsel for numerous Florida-based public and private corporations. Mr. Giordano attended the University of Florida, where he received a B.S., a J.D., and an L.L.M. in taxation.

     DONALD SPROAT, Nominee for Director. From January 2003 until March 2006, Mr. Sproat served as Chief Executive Officer, Chief Financial Officer, and as a Director for Telzuit Medical Technologies, Inc., a medical services provider. From September 2000 until November of 2003, he served as Controller and Chief Financial Officer for Worker's Temp Staffing, an employee leasing firm. Mr. Sproat received his Bachelor's degree in Management and his M.B.A. from Stetson University.

     DALE PHILLIPS, Nominee for Director. For the past five years, Mr. Phillips has served as a director and Vice President of Finance for RE Purcell Construction Co., Inc., a paving and utility contractor. He is also a director and Vice President for Dalmari, Inc. Mr. Phillips holds an A.S. (1968) in Business Management from Champlain College and a B.A. (1971) in Accounting from Castleton State College.

SIGNIFICANT  EMPLOYEES

     Other than the executive officers of Deer Valley named above, no other employees are required to be disclosed under this item. Because of their importance to the success of Deer Valley and the Company, Deer Valley maintains "key man" life insurance policies, with Deer Valley as beneficiary, on the former owners of Deer Valley, including Joel Stephen Logan II, John Steven Lawler, and Charles Murphree.

FAMILY  RELATIONSHIPS

     There are no family relationships among any of our directors and executive officers.

INVOLVEMENT  IN  LEGAL  PROCEEDINGS

     To the best of our knowledge, there is no material proceeding to which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company or any of its subsidiaries.

     To the best of our knowledge, other than as described below, during the past five years, none of our directors or executive officers were involved in any of the following: (1) any bankruptcy petition filed by or against any property or business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending, or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

     Mr. Donald Sproat served as a director and officer of Telzuit Technologies, LLC, a Florida limited liability company ("Telzuit LLC"). In November 2003, Telzuit LLC removed Richard Krampe as its chief executive officer due to disagreements over compensation issues. In connection with this dispute, on December 23, 2003, Focused Strategies, Inc., MKCS, Inc., and Silent Services Corporation collectively filed a petition for involuntary bankruptcy against Telzuit LLC pursuant to Chapter 7 of the United States Bankruptcy Code. All three (3) corporations which joined in filing the petition were owned, controlled, or affiliated with Mark Krampe. The three (3) corporations claimed that Telzuit LLC collectively owed them the sum of approximately $408,000 for various services performed and that it was not able to pay these debts in the ordinary course of our business. These obligations had been previously disputed by Telzuit LLC and contributed to the dismissal of Richard Krampe in November of 2003 as Telzuit LLC's Chief Executive Officer and member of its Board of Directors. After further proceedings were held before the bankruptcy judge, the court, on February 12, 2004, ruled that the involuntary petition was filed by such corporations in bad faith. The court, therefore, dismissed the action against Telzuit LLC but retained jurisdiction to determine damages against the parties responsible for filing the bankruptcy petition. On June 1, 2004, the court awarded Telzuit LLC approximately $25,000 in damages against such corporations which represented the attorney's fees and costs of approximately $20,000 Telzuit LLC incurred in this litigation and also $5,000 in punitive damages for the bad faith filing of the petition.

AUDIT COMMITTEE

      With the resignations of Messrs. Richard A. Fisher, Kevin J. High, Richard Parke, and John J Gilece, Jr. from the Board of Directors, we do not currently have an audit committee, but one will be appointed as the current year progresses. The board member who is currently performing the equivalent functions of an audit committee is Charles G. Masters, who has not been determined to be an "audit committee financial expert."

AUDIT COMMITTEE FINANCIAL EXPERT

     We do not currently have an "audit committee financial expert" as defined under Item 401(e) of Regulation S-B. As discussed above, our Board of Directors plans to form an Audit Committee and is actively seeking to appoint an individual to the Board of Directors and the Audit Committee who would be deemed an audit committee financial expert.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, officers and holders of more than 10% of the Company's equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership. Based solely on a review of the forms, reports, and certificates filed with the Company by such persons, all Section 16(a) filing requirements were complied with by such persons during the last fiscal year.

CODE  OF  ETHICS

     The Company has not adopted a code of ethics which applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We intend to adopt a Code of Ethics upon completion of a special shareholder meeting providing for the election of new directors.

ITEM  10.    EXECUTIVE  COMPENSATION

EXECUTIVE COMPENSATION

     The following table sets forth information regarding the compensation earned by our Chief Executive Officer and each of our most highly compensated executive officers whose aggregate annual salary and bonus exceeded $100,000 for each of the years indicated with respect to services rendered by such persons.


                                SUMMARY COMPENSATION TABLE (9)

                                  ANNUAL
                                COMPENSATION                     LONG-TERM COMPENSATION
                              ---------------                  --------------------------


                                                                RESTRICTED
                                                                  STOCK
                                                                 AWARDS/
                                                                SECURITIES     PAYOUTS
                                                                UNDERLYING
                                                 OTHER ANNUAL     OPTIONS        LTIP       ALL OTHER
       NAME AND PRINCIPAL                           BONUS      COMPENSATION      SARS        PAYOUTS      COMPENSATION
          POSITION             YEAR       SALARY       ($)           ($)           (#)          ($)             ($)

                              2005           -          -             -             -            -               -
                              2004           -          -             -             -            -               -
Charles G. Masters (1)        2003           -          -             -             -            -               -


                              2005        $52,000   $245,161      $143,617(7)       -            -               -
                              2004        $49,000   $ 62,121      $162,120(8)       -            -               -
Joel Stephen Logan, II(2)     2003           -          -             -             -            -               -

                              2005        $52,000   $124,353        86,710(7)       -            -               -
                              2004        $48,000   $ 34,389       $97,516(8)       -            -               -
Charles L. Murphree, Jr.(3)   2003           -         -              -             -            -               -

                              2005        $52,000   $118,291       $67,021(7)       -            -               -
                              2004        $47,000   $ 31,494       $75,846(8)       -            -               -
John Steven Lawler (4)        2003           -         -              -             -            -               -

                              2005           $0        -              $0           $0            -               -
                              2004           $0        -           $ 352,982       $0            -               -
Richard A. Fisher(5)          2003           $0        -           $ 140,000    $25,000          -               -

                              2005           $0        -              $0           $0            -               -
                              2004           $0        -            $ 95,284       $0            -               -
Kevin J. High (6)             2003           $0        -            $375,000       $0            -               -


     1) On January 18, 2006, Mr. Masters was elected to serve as a Director, Chief Executive Officer, and President of Cytation Corporation.

     2) Mr. Logan is President and General Manager of Deer Valley Homebuilders, Inc., a material operating subsidiary of Cytation Corporation, acquired on January 18, 2006. Mr. Logan has been included under Rule 3b-7 of the Exchange Act, as amended, as an executive officer of a subsidiary who performs certain policy making functions identified in Rule 3b-7. Mr. Logan's executive compensation above includes historical compensation paid by Deer Valley Homebuilders, Inc. prior to the acquisition by Cytation Corporation.

     3)   Mr. Murphree  is  Vice  President  and  Regional  Sales  Director  of
          Deer Valley Homebuilders, Inc, a material operating subsidiary of Cytation Corporation acquired on January 18, 2006. Mr. Murphree has been included under Rule 3b-7 of the Exchange Act, as amended, as an executive officer of a subsidiary who performs certain policy making functions identified in Rule 3b-7. Mr. Murphree's executive compensation above includes historical compensation paid by Deer Valley Homebuilders, Inc. prior to the acquisition by Cytation Corporation.

     4) Mr. Lawler is Director of Finance of Deer Valley Homebuilders, Inc, a material operating subsidiary of Cytation Corporation, acquired on January 18, 2006. Mr. Lawler has been included under Rule 3b-7 of the Exchange Act, as amended, as an executive officer of a subsidiary who performs certain policy making functions identified in Rule 3b-7. Mr. Lawler's executive compensation above includes historical compensation paid by Deer Valley Homebuilders, Inc. prior to the acquisition by Cytation Corporation.

     5) Mr. Fisher resigned as Chairman and General Counsel, effective as of January 18, 2006. Mr. Fisher's compensation for 2004 includes (a) $275,000 paid in 2001 but not earned as compensation until 2004, (b) $30,000 book value of restricted shares of common stock of Cytation Corporation, and (c) $15,000 book value of 25,000 shares of common stock acquired upon exercise of stock option. Mr. Fisher's compensation for 2003 includes $100,000 paid in 2001 but not earned as compensation until 2003.

     6) Mr. High resigned as President, effective as of January 18, 2006. Mr. High's compensation for 2004 includes (a) $30,000 book value of restricted shares of common stock of Cytation Corporation, and (b) $45,285 from the cancellation of indebtedness of an affiliate. Mr. High's compensation for 2003 includes $225,000 paid in 2001 but not earned as compensation until 2003.

     7) Amount relates to partial reimbursement for payment of taxes accrued in 2005 and payable by shareholder due to status as a Subchapter S corporation.

     8) Amount relates to partial reimbursement for payment of taxes accrued in 2004 and payable by shareholder due to status as a Subchapter S corporation.

     9) None of the nominees for director have received any compensation from Cytation Corporation.

STOCK  OPTIONS  AND  STOCK  APPRECIATION  RIGHTS  GRANT  TABLE

     Neither the Company, DVA, nor Deer Valley Homebuilders, Inc. issued any common share purchase options or stock appreciation rights during the 2005 fiscal year to its named executive officers.

STOCK  OPTIONS  AND  STOCK  APPRECIATION  RIGHTS  EXERCISE  AND  VALUATION TABLE

     With respect to each of our named executive officers, there have not been any common share purchase options or stock appreciation rights exercised in fiscal year 2005, and there are not any unexercised common share purchase options or stock appreciation rights as of December 31, 2005.

EMPLOYMENT  AGREEMENTS  WITH  NAMED  EXECUTIVE  OFFICERS

     No employment agreements were in effect during 2005. On January 18, 2006, Deer Valley entered into the following employment agreements with the following executive officers.

     On January 18, 2006, Deer Valley Homebuilders, Inc. entered into a seven year employment agreement with Joel Stephen Logan, II. Under the terms of Mr. Logan's Employment Agreement, Mr. Logan is (a) entitled to receive a fixed annual salary of $52,000, (b) entitled to receive a monthly "hitch bonus" of $60 per "floor" produced by the Company, (c) is eligible to participate and receive 4.6% of the net income before taxes of the Company, and (d) entitled to receive health benefits and coverage, as provided by the Company.

     On January 18, 2006, Deer Valley Homebuilders, Inc. entered into a seven year employment agreement with Charles L. Murphree, Jr. Under the terms of Mr. Murphree's Employment Agreement, Mr. Murphree is (a) entitled to receive a fixed annual salary of $52,000, (b) entitled to receive a monthly "hitch bonus" of $33.33 per "floor" produced by the Company, (c) is eligible to participate and receive 2.2% of the net income before taxes of the Company, and (d) entitled to receive health benefits and coverage, as provided by the Company.

     On January 18, 2006, Deer Valley Homebuilders, Inc. entered into a seven year employment agreement with John Steven Lawler. Under the terms of Mr. Lawler's Employment Agreement, Mr. Lawler is (a) entitled to receive a fixed annual salary of $52,000, (b) entitled to receive a monthly "hitch bonus" of $35 per "floor" produced by the Company, (c) is eligible to participate and receive 2% of the net income before taxes of the Company, and (d) entitled to receive health benefits and coverage, as provided by the Company.

STOCK OPTION PLANS

     During 2005, the Company did  not maintain any stock option plans.

COMPENSATION  OF  DIRECTORS

     Except for reimbursement for his or her reasonable expenses for attending Board and Board Committee meetings, the Company currently does not provide for compensation to be paid to members of the Board of Directors.

ITEM  11.    SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

     The table below sets forth information with respect to the beneficial ownership of our capital stock as of March 24, 2006 for (i) any person whom we know to be the beneficial owner of more than 5% of our outstanding common stock
(ii) each of our directors or those nominated to be directors, and executive officers and (iii) all of our directors and executive officers as a group.

--------------------------------------------------------------------------------------------------------------

       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT(12)

--------------------------------------------------------------------------------------------------------------

                             NAME AND ADDRESS                 AMOUNT AND NATURE
                                                                     OF
  TITLE OF CLASS            OF BENEFICIAL OWNER              BENEFICIAL OWNERSHIP       PERCENTAGE OF CLASS(1)

--------------------------------------------------------------------------------------------------------------
Common Stock issuable       Charles G. Masters, Director of
upon conversion of Series   Cytation Corp., Chief Executive
B Preferred Stock;          Officer & President of Cytation
Common Stock issuable       Corp.(2)
upon conversion of
Series A Preferred Stock,                                          1,513,335 (4)                  8.7%
Series A Common Stock
Purchase Warrants, and
Series B Common Stock
Purchase Warrants.

Common Stock                Christopher Portner, Director of         38,332                        *
                            Cytation Corporation(2)              Direct Ownership

Common Stock issuable       Joel Stephen Logan, II, Member           500,000                      2.8%
upon conversion of          of the Board of Directors of        Direct Ownership(5)
Series A Preferred Stock;   Deer Valley Homebuilders,
Common Stock issuable       Inc., President and General
upon exercise of Series A   Manager of Deer Valley
and Series B Warrants       Homebuilders, Inc.(3)


Common Stock issuable       Charles L. Murphree, Jr.,
upon conversion of          Member of the Board of
Series A Preferred Stock;   Directors of Deer Valley                 333,335                      1.9%
Common Stock issuable       Homebuilders, Inc., Vice            Direct Ownership(6)
upon exercise of Series     President and Regional Sales
A  and Series B Warrants    Director of Deer Valley
                            Homebuilders, Inc.(3)

Common Stock issuable       John Steven Lawler, Member of
upon conversion of          the Board of Directors of Deer
Series A Preferred Stock;   Valley Homebuilders, Inc.                166,668                        *
Common Stock issuable      , Director of Finance, Deer          Direct Ownership(7)
upon exercise of Series A   Valley Homebuilders, Inc.(3)
and Series B Warrants

Common Stock issuable       Deecembra Diamond(2)
upon conversion of                                                   865,100(8)                   5.0%
Series B Preferred Stock

Common Stock issuable       Christopher Phillips(2)
upon conversion of Series
B Preferred Stock or
Series C Preferred Stock;                                           5,357,700(9)                 30.5%
Common Stock issuable
upon exercise of Series C
Warrants

Common Stock issuable       Hans Beyer,
upon conversion of          Director Nominee (2)
Series A and B Preferred
Stock; Common Stock                                                  565,933(10)                  3.2%
issuable upon exercise of
Series A  and Series B
Warrants

Common Stock issuable       Donald Sproat, Director
upon conversion of Series   Nominee  (2)
A Preferred Stock;
Common Stock issuable                                                 41,668(11)                    *
upon exercise of Series A                                          Direct Ownership
and Series B Warrants

All Officers and Directors
as a group (5 persons)                                                 3,159,271                 18.0%


     *Less  than  1%.

(1) Applicable percentage of ownership is based on (i) 1,000,000 shares of common stock being issued and outstanding as of March 24, 2006, (ii) an aggregate of 9,941,620 shares of common stock which are issuable upon the conversion of 745,622 shares of the Company's Series A Convertible Preferred Stock currently issued and outstanding, (iii) an aggregate of 4,945,100 shares of common stock which are issuable upon the conversion of 49,451 shares of the Company's Series B Convertible Preferred Stock currently issued and outstanding, and (iv) an aggregate of 2,675,000 shares of common stock which are issuable upon the conversion of 26,750 shares of the Company's Series C Convertible Preferred Stock currently issued and outstanding. Calculations do not include outstanding warrants, options, or other rights issued by the Company, unless the reporting person is the beneficial owner of the warrant, option, or other right. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting of investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of January 20, 2006 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such persons, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise noted, we believe that all shares are beneficially owned and that all persons named in the table have sole voting and investment power with respect to all shares of common stock owned by them.

(2) Unless otherwise indicated, the mailing address of the shareholder is 4902 Eisenhower Blvd., Suite 185, Tampa, FL 33634.

(3) Unless otherwise indicated, the mailing address of the shareholder is 205 Carriage St., Guin, Alabama 35563.

(4) Includes (a) 1,430,000 common shares issuable upon conversion of 14,300 shares of the Company's Series B Preferred Stock directly owned by Charles
     G. Masters, (b) 33,334 common shares issuable upon conversion of 2,500 shares of the Company's Series A Preferred Stock owned by Charles Masters' spouse, (c) 33,334 common shares issuable upon exercise of the Company's Series A Common Stock Purchase Warrant owned by Charles Masters' spouse, and (d) 16,667 common shares issuable upon exercise of the Company's Series B Common Stock Purchase Warrant owned by Charles Masters' spouse. Charles
     G. Masters disclaims beneficial ownership of securities owned by his spouse, except to the extent of his pecuniary interest therein, and the inclusion of these shares in this filing shall not be deemed an admission of beneficial ownership of all of the reported shares for purposes of
     Section  16  or  for  any  other  purpose.

(5) Includes (a) 200,000 common shares issuable upon exercise of the Company's Series A Preferred Stock; (b) 200,000 common shares issuable upon exercise of the Company's Series A Common Stock Purchase Warrant, and (c) 100,000 common shares issuable upon exercise of the Company's Series B Common Stock Purchase Warrant.

(6) Includes (a) 133,334 common shares issuable upon exercise of the Company's Series A Preferred Stock, (b) 133,334 common shares issuable upon exercise of the Company's Series A Common Stock Purchase Warrant, and (c) 66,667 common shares issuable upon exercise of the Company's Series B Common Stock Purchase Warrant.

(7) Includes (a) 66,667 common shares issuable upon exercise of the Company's Series A Preferred Stock, (b) 66,667 common shares issuable upon exercise of the Company's Series A Common Stock Purchase Warrant, and (c) 33,334 common shares issuable upon exercise of the Company's Series B Common Stock Purchase Warrant.

(8) Includes (a) 675,000 common shares issuable upon conversion of 675 shares of the Company's Series B Preferred Stock directly owned by Deecembra Diamond, and (b) 190,100 common shares issuable upon conversion of 190 shares of the Company's Series B Preferred Stock indirectly owned by nature of Deecembra Diamond's ownership of Apogee Financial Investments, Inc. Deecembra Diamond disclaims beneficial ownership of securities owned by Apogee Financial Investments, Inc., except to the extent of her pecuniary interest therein, and the inclusion of these shares in this Filing shall not be deemed an admission of beneficial ownership of all of the reported shares for purposes of Section 16 or for any other purpose.

(9) Includes (a) 302,500 common shares issuable upon conversion of 303 shares of the Company's Series B Preferred Stock owned by Famalom, LLC, an entity for which Christopher Phillips serves as the managing member (b) 2,675,000 common shares issuable upon conversion of 2,675 shares of the Company's Series C Preferred Stock owned by Total CFO, LLC, an entity for which Mr. Phillips serves as the managing member, (c) 2,000,000 shares of common stock which are issuable upon exercise of a warrant held by Total CFO, LLC, an entity for which Mr. Phillips serves as the managing member, and (d) 190,100 common shares issuable upon conversion of 190 shares of the Company's Series B Preferred Stock indirectly owned by nature of Mr.
     Phillip's ownership of Apogee Financial Investments, Inc. The conversion rights of each holder of outstanding shares of Series C Preferred Stock is limited in the certificate of designations, preferences and rights of such stock, and the exercise rights in the warrants issued to Total CFO, LLC are limited, so, in each instance, the holder is not entitled to convert any Series C Preferred Stock, or exercise any warrants, to the extent that, after such conversion, the sum of the number of shares of common stock beneficially owned by such holder and its affiliates, will result in beneficial ownership of more than 4.99% of the outstanding shares of common stock. As a result, the inclusion of Series C Preferred Stock in this Filing shall not be deemed an admission of beneficial ownership of all of registered securities under Section 16 or for any other purpose. In addition, Christopher Phillips disclaims beneficial ownership of securities owned by Famalom, LLC, Total CFO, LLC, and Apogee Financial Investments, Inc., except to the extent of his pecuniary interest therein, and the inclusion of these shares in this Filing shall not be deemed an admission of beneficial ownership of all of the reported shares or for any other purpose.

(10) Includes (a) 13,333 common shares issuable upon exercise of the Company's Series A Preferred stock, (b) 13,333 common shares issuable upon exercise of the Company's Series A Common Stock Purchase Warrant, (c) 6,667 common shares issuable upon exercise of the Company's Series B Common Stock Purchase Warrant, (d) 342,500 shares of common stock issuable upon the conversion of 342.5 shares of Series B Convertible Preferred Stock owned indirectly through Daedalus Consulting, Inc., and (3) 190,100 common shares issuable upon conversion of 190 shares of the Company's Series B Preferred Stock indirectly owned by nature of Mr. Beyer's indirect ownership of Apogee Financial Investments, Inc. Mr. Beyer disclaims beneficial ownership of securities owned by Daedalus Consulting, Inc. and Apogee Financial Investments, Inc., except to the extent of his pecuniary interest therein, and the inclusion of these shares in this Filing shall not be deemed an admission of beneficial ownership of all of the reported shares or for any other purpose.

(11) Includes (a) 16,667 common shares issuable upon exercise of the Company's Series A Preferred Stock, (b) 16,667 common shares issuable upon exercise of the Company's Series A Common Stock Purchase Warrant, and (c) 8,334 common shares issuable upon exercise of the Company's Series B Common Stock Purchase Warrant.

(12) Nominees for director Dale Phillips and John Giordano own no securities of Cytation Corporation.

                        CHANGE IN CONTROL AND ACQUISITION

     None during 2005. On January 18, 2006, the Company entered into the Securities Purchase and Share Exchange Agreement, (the "Securities Purchase and Share Exchange Agreement") by and among the Company, Richard A. Fisher, Kevin J. High, certain purchasers of the Company's Series A Convertible Preferred Stock, DVA, the shareholders of DVA, and a lender (the "Lender"). Pursuant to the Securities Purchase and Share Exchange Agreement the following transactions occurred resulting in a change in control of the Registrant.

     SERIES  A  PREFERRED  STOCK  OFFERING

     On January 18, 2006, the Company closed on a private placement of approximately $5,202,735 of Series A Preferred Stock. Pursuant to the Securities Purchase and Share Exchange Agreement, dated as of January 18, 2006, the Company (a) issued and sold to the purchasers, and the purchasers purchased from the Company, (a) 520,274 shares of Series A Preferred Stock, (b) Series A Common Stock Purchase Warrants entitling the holders to purchase up to an aggregate of 6,936,980 shares of Common Stock at an exercise price of one dollar and fifty cents ($1.50) per share, and (c) Series B Common Stock Purchase Warrants entitling the holders to purchase up to an aggregate of 3,468,490 shares of Common Stock at an exercise price of two dollars and twenty five cents ($2.25) per share (the "Series A Preferred Stock Offering"). Since January 18,

2006, the Company has closed on the sale of an additional $2,253,480 of Series A Preferred Stock, representing 225,348 shares of Series A Preferred Stock.

     SHARE  EXCHANGE

     On January 18, 2006, the Company completed a share exchange pursuant to which the Company acquired 100% of the issued and outstanding capital stock of Deer Valley Acquisitions, Corp. (the "Share Exchange"). Pursuant to the Share Exchange Agreement, in exchange for 100% of the issued and outstanding common stock of Deer Valley Acquisitions, Corp., the Company issued the following securities to the shareholders of Deer Valley Acquisitions, Corp.: (a) 49,451 shares of the Company's Series B Preferred Stock, (b) 26,750 shares of the Company's Series C Preferred Stock, and (c) Series C Common Stock Purchase Warrants to the holders of the Series C Preferred Stock, entitling the holders of the Series C Preferred Stock to purchase 2,000,000 shares of the Company's common stock at an exercise price of seventy five cents ($.75) per share.

     ADDITIONAL  WARRANT

     In connection with its issuance of an Interest Bearing Non-Convertible Installment Promissory Note, having an original principal balance of One Million Five Hundred Thousand and No/100 Dollars ($1,500,000), the Company, pursuant to the Securities Purchase and Share Exchange Agreement, issued to the Lender a Series D Common Stock Purchase Warrant to purchase 2,000,000 shares of Common Stock at an exercise price per share equal to Seventy Five Cents ($.75).

      There are no existing agreements which may provide for a further change in control of the Company.

ITEM  12.    CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     Except as set forth below, there were no transactions during the last two fiscal years, and there are no proposed transactions to which the Company or its subsidiary was or is to become a party, in which any director, executive officer, director nominee, beneficial owner of more than five percent (5%) of any class of our stock, or members of their immediate families had, or is to have, a direct or indirect material interest.

     In connection with the Securities Purchase and Share Exchange Agreement, on January 18, 2006, the Company issued to a lender (the "Lender") an Interest
Bearing Non-Convertible Installment Promissory Note, in the original principal amount of One Million Five Hundred Thousand and No/100 Dollars ($1,500,000), together with interest accruing thereon at an annual rate of twelve percent (12%) per annum (the "Promissory Note"). The Lender also owns Series A Preferred Stock, Series A Common Stock Purchase Warrants, and Series B Common Stock Purchase Warrants. In March 2006, the Lender agreed to convert the Promissory
Note into 150,000 shares of Series A Preferred Stock, Series A Common Stock Purchase Warrants entitling the holder to purchase 2,000,000 shares of Common Stock at an exercise price of one dollar and fifty cents ($1.50) per share, and Series B Common Stock Purchase Warrants entitling the holder to purchase 1,000,000 shares of Common Stock at an exercise price of two dollars and twenty five cents ($2.25).

     In connection with the Capital Stock Purchase Agreement, DVA entered into the Earnout Agreement, pursuant to which, additional payments may be paid to the former owners of Deer Valley Homebuilders, Inc., as an earnout, based upon the net income before taxes of Deer Valley Homebuilders, Inc. Joel Stephen Logan, II, the President and General Manager of Deer Valley Homebuilders, Inc., Charles
L. Murphree, Jr., the Vice President and Regional Sales Director of Deer Valley Homebuilders, Inc., and John Steven Lawler, Director of Finance of Deer Valley
Homebuilders,  Inc.,  are  each  a  party  to  the  Earnout  Agreement.

      Pursuant an oral consulting agreement with Ranger Industries, Inc., Cytation paid, in two installments on January 30, 2006 and February 8, 2006, a $100,000 consulting fee to Ranger Industries, Inc., as payment in full, for services rendered. Ranger Industries, Inc. is controlled by Charles G. Masters, the Chief Executive Officer & President of Cytation Corp.

     On January 25 2006, the Company approved Deer Valley entering into a Sales Contract with Steve J. Logan to purchase real property located at 7668 Highway 278 in Sulligent, Alabama. The purchase price for the Sulligent Property is $725,000, which is to be financed, and the closing is currently scheduled to occur on April 30, 2006. In addition, Steve J. Logan and Deer Valley have agreed to enter into a short term lease of the Sulligent Property, for nominal consideration, to allow early occupancy and commencement of operations pending the expected purchase on April 30, 2006. Steve J. Logan is the father of Joel Stephen Logan, II, a Member of the Board of Directors, President, and General Manager of Deer Valley.

     Midtown Partners & Co., LLC ("Midtown Partners"), an SEC and NASD registered broker dealer, acted as the placement agent for the Company in connection with the Series A Preferred Stock Offering and was paid commissions as previously disclosed in the Company's filings. Christopher Phillips and other Series B Preferred Stockholders have an ownership interest in Midtown Partners.

ITEM  13.     EXHIBITS

   EXHIBIT

     3.1  Amended  and Restated Certificate of Incorporation of the Company. (1)

     3.2  By-Laws  of  Cytation  Corporation.  (1)

     4.1 Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock. (2)

     4.2 Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock. (2)

     4.3 Certificate of Designation, Preferences and Rights of Series C Convertible Preferred Stock. (2)

     10.1 Securities Purchase and Share Exchange Agreement dated January 18, 2006, by and among the Company, Richard A. Fisher, Kevin J. High, certain purchasers of the Company's Series A Convertible Preferred Stock, DeerValley Acquisitions Corp., and certain other persons a party thereto. (2)

     10.2 Investor Rights Agreement, by and among the Company, each of the purchasers of the Company's Series A Convertible Preferred Stock and certain other persons a party thereto. (2)

     10.3 Earnout Agreement, between Deer Valley Homebuilders, Inc., DeerValley Acquisitions Corp., and the former owners of DeerValley Homebuilders, Inc. (2)

     10.4 Form  of  Series  A  Common  Stock  Purchase  Warrant.  (2)

     10.5 Form  of  Series  B  Common  Stock  Purchase  Warrant.  (2)

     10.6 Interest Bearing Non-Convertible Installment Promissory Note issued by the Company in the original principal amount of $1,500,000.
          (2)

     10.7 Placement Agent Agreement between Cytation Corporation and Midtown Partners, LLC. (2)

     21.1 List  of  Subsidiaries  of  the  Company.  (3)

     31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a). (3)

     31.2 Certification of Acting Chief Financial officer pursuant to Rule 13a-14(a) and Rule 15d-14(a). (3)

     32.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002. (3)

     32.2 Certification of the Acting Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

     99.1 Financial Statements of Cytation Corporation: audited statements of income, cash flows and changes in stockholders' equity for the one year periods ending December 31, 2005 and December 31, 2004. (3)

     99.2 Financial Statements of Deer Valley Acquisitions Corp.: audited balance sheet as of December 31, 2005, and audited statements of income, cash flows and changes in stockholders' equity for the six month period ending December 31, 2005. (3)

     99.3 Financial Statements of Deer Valley Homebuilders, Inc.: audited balance sheet as of December 31, 2005, and audited statements of income, cash flows and changes in stockholders' equity for the years ended December 31, 2005 and December 31, 2004. (3)

     99.4 Pro Forma Financial Statements as of December 31, 2005 (unaudited) for Cytation Corporation, Deer Valley Acquisitions Corp. and Deer Valley Homebuilders, Inc. (3)


(1) Previously filed as an Exhibit to the Company's Registration Statement No. 333-85079 on Form SB-2 and incorporated herein by reference.

(2) Previously filed on Form 8-K, filed with the U.S. Securities and Exchange Commission on January 25, 2006 and hereby incorporated by reference.

(3)  Filed  Herewith.

ITEM  14.     PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

AUDIT  FEES

     The aggregate fees billed by Wheeler, Herman, Hopkins & Lagor for professional services rendered for the audit of Deer Valley's financial statements for the fiscal year ended December 31, 2005 and for the review of Deer Valley's financial statements included in the Company's Form 10-QSB for the period ended September 30, 2005, were approximately $60,000. The fees for the same services rendered for comparable audits of the Company and DVA amounted to approximately $16,000.

     The aggregate fees billed by Radin, Glass & Co., LLP for professional services rendered for the review of the Company's financial statements included in the Company's Form 10-QSB for the periods ended March 31, 2005 and June 30, 2005 were $6,500.

AUDIT-RELATED  FEES

     There were no fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under "Audit Fees" in the last two fiscal years.

TAX  FEES

     During the last two fiscal years our principal accountant did not render any services for tax compliance, tax advice, and tax planning work.

ALL  OTHER  FEES

     There were no other fees billed by our principal accountants other than those disclosed above for the last two fiscal years.

PRE-APPROVAL  POLICIES  AND  PROCEDURES

     Prior to engaging our accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

                                   SIGNATURES

     Pursuant  to  the  requirements  of  Section  13 or 15(d) of the Securities
Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             CYTATION  CORPORATION


                                             By: /s/ Charles G. Masters
                                             -------------------------
                                             Charles  G.  Masters
                                             President  and  Chief  Executive
                                             Officer


                                             Date:  March  29,  2006


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company and in the capacities indicated on March 29, 2006.

SIGNATURE                                  TITLE
---------                                  -----

/s/  Charles  G.  Masters                  President,  Chief  Executive Officer
-------------------------                  (Principal  Executive  Officer) and
Charles  G.  Masters                       Director


/s/  Christopher  Portner
-------------------------
Christopher  Portner                       Director