Form 10QSB
period 2006-04-01
CYTATION CORP
filed 2006-05-22
CIK 95047

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d) OF THE SECURITIES
    EXCHANGE  ACT  OF  1934


                  FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2006

                                       OR

[ ] TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR 15(d) OF THE SECURITIES
    EXCHANGE  ACT  OF  1934

                  For the transition period from       to
                                                 ------   -------

                         Commission file number 114800

                              CYTATION CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


            DELAWARE                                    16-0961436
(State  or  other  jurisdiction  of                  (I.R.S.  employer
 incorporation  or  organization)                   identification  no.)

4902  EISENHOWER  BLVD.,  SUITE  185,  TAMPA,  FL          33634
(Address of principal executive offices)                 (Zip code)

       Registrant's telephone number, including area code: (813) 885-5998

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The Registrant had 1,000,000 shares of Common Stock, par value $.001 per share, outstanding as of April 1, 2006.

                                TABLE OF CONTENTS

PART  I     FINANCIAL  INFORMATION                                     PAGE

Item  1     Financial  Statements                                         3

            Consolidated  Balance  Sheets
               As  of  April 1, 2006  (unaudited)                       F-1

            Consolidated  Statements  of  Operations
               Three  Months ended April 1, 2006 (unaudited) and
               Three  Months ended March 31, 2005 (unaudited)           F-2

            Consolidated  Statements  of  Cash  Flows
                Three Months ended April 1, 2006 (unaudited) and
                Three Months ended March 31, 2005 (unaudited)           F-3

            Notes to Consolidated Financial Statements                  F-4

Item 2      Management's Discussion and Analysis or Plan of Operation     4

Item 3      Controls  and  Procedures                                    11


PART  II    OTHER  INFORMATION

Item  1     Legal  Proceedings                                           12

Item  2     Unregistered Sales of Equity Securities and Use of Proceeds  12

Item  3     Defaults  Upon  Senior  Securities                           12

Item  4     Submission  of  Matters to a Vote of Security Holders        12

Item  5     Other  Information                                           12

Item  6     Exhibits                                                     13

     Unless otherwise indicated or the context otherwise requires, all references below in this filing to "we," "us" and the "Company" are to Cytation Corporation, a Delaware corporation, together with its wholly-owned subsidiaries, Deer Valley Acquisitions Corp., a Florida corporation, and Deer Valley Homebuilders, Inc., an Alabama corporation. Specific discussions or comments relating to Cytation Corporation will reference the "Company," those relating to Deer Valley Acquisitions Corp. will reference "DVA", and those relating to Deer Valley Homebuilders, Inc. will be referred to as "Deer Valley."

PART I     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                                                                  Page
                                                                 Number
PART I.     Financial Information

Item 1.     Financial Statements (Unaudited)

            Consolidated Balance Sheet as of April 1, 2006
            and March 31, 2005                                      F-1

            Consolidated Statements of Operations for the three
            months ended April 1, 2006 and March 31, 2005           F-2

            Consolidated Statements of Cash Flows for the
            three months ended April 1, 2006 and March 31, 2005     F-3

            Notes to Consolidated Financial Statements              F-4

                                         Cytation Corporation
                                      Consolidated Balance Sheet


                                                ASSETS
                                                                         (UNAUDITED)      (AUDITED)
                                                                           April 1,      December 31,
                                                                            2006            2005
                                                                      ----------------  -------------
CURRENT ASSETS:
      Cash                                                            $     3,402,694   $        221
      Certificates of Deposit                                                 152,833              -
      Accounts receivable                                                   2,814,314
      Notes receivable, other                                                  11,652              -
      Inventory                                                             2,476,341
      Prepaid expenses and other current assets                               121,194              -
                                                                      ----------------  -------------
           Total Current Assets                                             8,979,029            221

PROPERTY AND EQUIPMENT, NET                                           $     1,821,237   $          -

GOODWILL                                                                    4,108,401              -
                                                                      ----------------  -------------
           TOTAL ASSETS                                               $    14,908,667   $        221
                                                                      ================  =============

                               LIABILITIES AND STOCKHOLDERS'EQUITY(DEFICIT)

 CURRENT LIABILITIES:
      Current Maturities of Long Term Debt                            $        41,895   $          -
      Accounts payable and Accrued Expenses                                 2,835,127         48,416
      Accounts Payable Under Dealer Incentive Programs                        395,094
      Estimated Warranties                                                    860,000
      Compensation and Related Accruals                                       614,336
      Accrued Shareholder Distributions                                       775,000
      Other Accruals                                                          339,787
      Income Tax Payable                                                      261,173              -
      Accrued Preferred Dividends                                             113,086
      Notes payable and Accrued Interest                                            -          5,500
                                                                      ----------------  -------------
           Total Current Liabilities                                        6,235,498         53,916

 LONG TERM LIABILITIES:
      Accrued earnout on purchase of Deer Valley Homebuilders, Inc.           496,407              -
      Long-Term Debt, Net of Current Maturities                             1,424,009         85,000

 COMMITMENTS AND CONTINGENCIES                                                      -              -

 STOCKHOLDERS' EQUITY(DEFICIT):
      Series A Preferred stock, $0.01 par value, 750,000
 shares authorized, 745,626 shares issued and outstanding                       7,456              -
      Series B Preferred stock, $0.01 par value, 49,451
 shares authorized, 49,451 shares issued and outstanding                          495              -
      Series C Preferred stock, $0.01 par value, 26,750
 shares authorized, 26,750 shares issued and outstanding                          267              -
      Common stock, $0.001 par value, 2,000,000
 shares authorized, 1,000,000 and 982,622 shares issued and
        outstanding, respectively                                               1,000            982
      Additional paid-in capital                                           39,306,782     32,723,371
      Accumulated deficit                                                 (32,563,247)   (32,863,048)
                                                                      ----------------  -------------
           TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                             6,752,753       (138,695)

           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)       $    14,908,667   $        221
                                                                      ================  =============

                        SEE NOTES TO FINANCIAL STATEMENTS.

                                          Cytation Corporation
                                  Consolidated Statements of Operations
                       For The Three Months Ended April 1, 2006 and March 31, 2005
                                                (Unaudited)

                                                                       2006            2005
                                                                   ------------  ----------------
REVENUE                                                            $12,913,079   $             -

COST OF REVENUE                                                     10,895,389             1,182
                                                                   ------------  ----------------
GROSS PROFIT                                                         2,017,691            (1,182)

OPERATING EXPENSES:
     Depreciation                                                       36,065               512
     Selling, general and administrative                             1,249,327            28,810
                                                                   ------------  ----------------
          TOTAL OPERATING EXPENSES                                   1,285,392            29,322
                                                                   ------------  ----------------
          OPERATING INCOME/(LOSS)                                      732,298           (30,504)

OTHER INCOME (EXPENSES)
     Loss on termination of ARE agreement                                    -            (5,000)
     Interest expense, net                                             (13,867)           (1,889)
     Other Income                                                        6,243                 -
                                                                   ------------  ----------------
          TOTAL OTHER EXPENSES                                          (7,623)           (6,889)
                                                                   ------------  ----------------
          INCOME/(LOSS) BEFORE INCOME TAXES                            724,675           (37,393)

INCOME TAX EXPENSE                                                     261,173                 -
                                                                   ------------  ----------------
          NET INCOME (LOSS)                                        $   463,502   $       (37,393)

          Dividends to preferred stockholders                          113,086                 -
                                                                   ------------  ----------------
          NET INCOME (LOSS)AVAILABLE TO COMMON STOCKHOLDERS        $   350,416   $       (37,393)
                                                                   ============  ================
Net Income/(Loss) Per Share (Basic)                                $      0.35   $         (0.04)
Net Income/(Loss) Per Share (Fully Diluted)                        $      0.01   $         (0.04)
                                                                   ============  ================
Weighted Average Common Shares Outstanding                           1,000,000           873,996 *
Weighted Average Common and Common Equivalent Shares Outstanding    39,772,088           873,996 *
                                                                   ============  ================

* Reflects 2 for 1 stock split

                        SEE NOTES TO FINANCIAL STATEMENTS.

                                  Cytation Corporation
                           Consolidated Statements of Cash Flows
                For The Three Months Ended April 1, 2006 and March 31, 2005
                                         (Unaudited)

                                                                                  2006          2005
                                                                            ----------------  ----------
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                           $      463,502   $  (37,393)
 Adjustments to reconcile net income (loss) to net cash provided for/used in operating activities:
 Depreciation                                                                        36,065          512
 Accrued interest on note payable                                                         -        1,385
            Loss on termination of ARE Agreement                                          -        5,000
            Changes in assets and liabilities:
            Increase in certificate of deposit                                       (1,415)
            Increase in receivables                                                (673,910)
            Increase in other receivables                                            (4,152)
            Increase in inventories                                              (1,360,783)
            Increase in prepayments and other assets                                (68,775)       8,434
            Increase in accounts payable                                            954,070      (49,751)
            Increase in accounts payable under dealer incentives                     54,662
            Increase in estimated warranties                                        110,000
            Increase in accrued compensation and related expenses                   200,397
            Increase in other accrued expenses                                       20,455
            Increase in income taxes payable                                        261,173
                                                                            ----------------  -----------
               CASH FLOW USED IN OPERATING ACTIVITIES                                (8,711)     (71,813)

 CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of equipment                                                       (245,771)        (612)
      Purchase of business, net of cash acquired                                 (2,777,116)           -
                                                                            ----------------  -----------
               CASH FLOW USED IN INVESTING ACTIVITIES                            (3,022,887)        (612)

 CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from issuance of preferred stock                                   6,541,014
      Proceeds from issuance of common stock                                             18       23,500
      Payment of stockholder distributions                                         (150,000)
      Proceeds from long-term debt                                                   43,039        5,000
                                                                            ----------------  ------------
               CASH FLOW PROVIDED BY FINANCING ACTIVITIES                          6,434,071       28,500
                                                                            ----------------  ------------
               NET INCREASE (DECREASE) IN CASH                                     3,402,473      (43,925)
                                                                            ----------------  ------------
 CASH, Beginning                                                                         221       65,644
                                                                            ----------------  ------------
 CASH, Ending                                                                $     3,402,694   $   21,719
                                                                            ================  ============
 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid during the quarter for:
         Interest                                                            $        13,867   $        -
                                                                            ================  ============
         Taxes                                                               $             -   $      828
                                                                            ================  ============
 SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES:
      Additional purchase price accrued under earnout provision              $       496,407   $        -
                                                                            ================  ============
      Accrual of dividends on preferred stock                                $       113,086   $        -
                                                                            ================  ============

                        SEE NOTES TO FINANCIAL STATEMENTS.

                                 CYTATION CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. Basis of Presentation
  ----------------------

The accompanying unaudited consolidated financial statements for the three months ended April 1, 2006 and March 31, 2005 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The unaudited financial information included in this report includes all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods. The operations for the three months ended April 1, 2006 are not necessarily indicative of the results of the full fiscal year.

The condensed consolidated financial statements included in this report should be read in conjunction with the financial statements and notes thereto included in the Registrant's December 31, 2005 Annual Report on Form 10-K and subsequent filings on form 8-K and Pre 14C.

2. Inventories
  ------------

     Inventories are stated at the lower of cost (first-in, first-out method) or market. Work-in-process and finished goods inventories include an allocation for labor and overhead costs. Inventories at April 1, 2006 and December 31, 2005 are summarized as follows:

                      April 1,   December 31,
                       2006         2005
                  ---------------------------
                    (Unaudited)
Raw materials    $  1,261,382  $          0
Work-in-process       402,285             0
Finished homes        812,674             0
                 -------------  -------------
                 $  2,476,341  $          0
                 -------------  -------------

3. Accounting for Stock Based Compensation
  ----------------------------------------

At April 1, 2006, the Company had not yet created a stock incentive plan which authorizes the issuance of options to purchase common stock. Prior to January 1, 2006, the Company accounted for Stock Options and Stock Based Compensation under the recognition and measurement provisions of APB Opinion No. 25. Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation cost was recognized in the Statement of Operations for the three months ended March 31, 2005. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No.123(R). Results for prior periods have not been restated.

As a result of adopting SFAS No.123(R) on January 1, 2006, this statement did not have any effect on the Company's net income and earning per share for the quarter ended April 1, 2006 since no options were granted.

Stock Options and Warrants:
---------------------------

The following table summarizes the activity related to all Company stock options and warrants for the three months ended April 1, 2006 and the year ended December 31, 2005:

                                                                                     Weighted Average
                                                                    Exercise Price    Exercise Price
                                                        Stock         per Share           per Share
                                       Warrants        Options   Warrants   Options  Warrants   Options
                                      -----------------------------------------------------------------
Outstanding at January 1, 2005             -              -          -         -         -         -
  Granted                                  -              -          -         -         -         -
  Exercised                                -              -          -         -         -         -
  Canceled or expired                      -              -          -         -         -         -
                                      ------------------------
Outstanding at December 31, 2005           -              -          -         -         -         -
  Granted                              21,210,368         -     $0.75-2.25     -       $1.52       -
  Exercised                                -              -          -         -          -        -
  Canceled or expired                      -              -          -         -          -        -
                                      ------------------------
Outstanding at April 1, 2006           21,210,368         -     $0.75-2.25     -       $1.52       -
                                      ========================
Exercisable at April 1, 2006           21,210,368         -     $0.75-2.25     -       $1.52       -
                                      ========================

The warrants expire at various dates ranging from January 2011 through March
2013.

                                 CYTATION CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

4. Earnings Per Share
  -------------------

                                          Three Months Ended
                                      -------------------------
                                         April 1,     March 31,
                                           2006         2005
                                      -------------------------
Net income available to
common shareholders                   $   350,416  $(37,393)
                                      -----------  ------------

Weighted average shares outstanding:
Basic                                   1,000,000   873,996
Add: common stock equivalents          38,772,088         -
                                      -----------  ------------

Diluted                                39,772,088   873,996
                                      -----------  ------------

Earnings per share:
Basic                                 $      0.35  $  (0.04)
                                      -----------  ------------

Diluted                               $      0.01  $  (0.04)
                                      -----------  ------------


5. Critical Accounting Policies and Estimates
---------------------------------------------

The Company applies judgment and estimates, which may have a material effect in the eventual outcome of assets, liabilities, revenues and expenses, for accounts receivable, inventory and goodwill. The following explains the basis and the procedure for each asset account where judgment and estimates are applied.

REVENUE RECOGNITION

The Company recognizes revenues for manufactured homes sold to independent dealers when all of the following conditions have been met:

     -    an  order  for  the  home  has  been  received  from  the  dealer,
     - an agreement with respect to payment terms (usually in the form of a written or verbal approval for payment has been received from the dealer's flooring institution),
     -    the home has been shipped, and
     -    risk of loss has passed to the independent dealer.

ADVERTISING COSTS

Advertising costs are charged to operations when incurred and are included in operating expenses. Advertising costs for the quarters ended April 1, 2006 and 2005 were, $24,445 and $0, respectively.

GOODWILL

As a result of the acquisition of DeerValley Acquisitions Corp. and Deer Valley Homebuilders, Inc., on January 18, 2006, goodwill is reflected on the consolidated balance sheets. A valuation was performed by the Company and it was determined that the estimated fair value of the goodwill in the accounts exceeded its book value by 3,611,994. With the accrual for the Earnout Agreement an additional $496,407 has been booked to goodwill bringing total goodwill as of April 1, 2006 to $4,108,401. There is no assurance that the value of the acquired entities will not decrease in the future due to changing business conditions.

DEALER INCENTIVE PROGRAMS

The Company provides rebates to dealers based upon a predetermined formula applied to the volume of homes sold to the dealer during the year. These rebates are recorded at the time the dealer sales are consummated.

                                 CYTATION CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

6. Recent Accounting Pronouncements
  ---------------------------------

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, ("FAS 154"). FAS 154 replaces APB No. 20, "Accounting Changes", and FAS 3, "Reporting Changes in Interim Financial Statements". FAS 154 changes the accounting for, and reporting of, a change in accounting principle. FAS 154 requires retrospective application to the prior period's financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impractical to do so. FAS 154 is effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005. Currently, the Company is not aware of any financial impact that the adoption of this Statement will have on its consolidated financial statements.

7. Commitments and Contingent Liabilities
  ---------------------------------------

LITIGATION

The Company in the normal course of business is subject to claims and litigation. Management of the Company is of the opinion that based on information available; such legal matters will not ultimately have a material adverse effect on the financial position or results of operation of the Company.

EARNOUT AGREEMENT

On January 18, 2006, the Company's wholly-owned subsidiary, DeerValley Acquisitions Corp., entered into an Earnout Agreement (the "Earnout Agreement"), between Deer Valley Homebuilders, Inc., Deer Valley Acquisitions Corp., and the former owners of Deer Valley Homebuilders, Inc. In connection with the Capital Stock Purchase Agreement, the Company entered into the Earnout Agreement, pursuant to which, additional payments may be paid to the former owners of Deer Valley Homebuilders, Inc., as an earnout, based upon the Net Income Before Taxes of Deer Valley Homebuilders, Inc. during the next five (5) years up to a maximum of $6,000,000. In any given year during the term of the Earnout Agreement, 50% of the pre-tax profit exceeding $1,000,000 per year will be accrued and become distributable to the prior shareholders. For the Fourth quarter of 2005, such pre-tax profit shall be reduced to $250,000. During the first quarter the Company has not achieved $1,000,000 in pre-tax profit so the Company has not accrued any earnout attributable to the Quarter ending April 1, 2006. The
Company had pre-tax profit in the Fourth quarter of 2005 in the amount of $1,242,814 which $992,814 was above the Company's earnout threshold of $250,000. The Company accrued 50% of the amount in excess of earnout threshold in the amount of $496,407. The maximum remaining potential accrual under the Earnout Agreement is $5,503,593.

8. Capital Stock Purchase Agreement and Issuance of Equity
   -------------------------------------------------------

Pursuant to the Capital Stock Purchase Agreement dated November 1, 2005, as amended (the "Capital Stock Purchase Agreement"), DeerValley Acquisitions Corp., a wholly owned subsidiary of the Company, acquired, immediately after completion of the Series A Financing and the Share Exchange, one hundred percent (100%) of the issued and outstanding capital stock of Deer Valley Homebuilders, Inc. Upon completion of the acquisition of the capital stock of Deer Valley Homebuilders, Inc., Deer Valley Homebuilders, Inc. became an indirect wholly owned subsidiary of the Company.

In order to effectuate the Capital Stock Purchase Agreement, Cytation Corporation completed a series of transactions exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) of the Act for transactions not involving a public offering and Rule 506 promulgated by the United States Securities and Exchange Commission under the Securities Act of 1933, as amended. As of the date of these financials, the Company has closed on a private placement of approximately 745,622 shares of Series A Preferred Stock. Pursuant to the Securities Purchase and Share Exchange Agreement, dated as of January 18, 2006, the Company (a) issued and sold to the Purchasers, and the Purchasers purchased from the Company, (a) Series A Preferred Stock, (b) Series A Common Stock Purchase Warrants, and (c) Series B Common Stock Purchase Warrants. Also on January 18, 2006, the Company completed a share exchange pursuant to which the Company acquired 100% of the issued and outstanding capital stock of Deer Valley Acquisitions, Corp. Pursuant to the Share Exchange Agreement, in exchange for 100% of the issued and outstanding common stock of Deer Valley Acquisitions, Corp., the Company issued the following securities to the shareholders of Deer Valley Acquisitions, Corp.: (a) Series B Preferred Stock, (b) Series C Preferred Stock, and (c) Series C Common Stock Purchase Warrants.

In connection with the Securities Purchase and Share Exchange Agreement, on January 18, 2006, the Company issued to the Lender an Interest Bearing Non-Convertible Installment Promissory Note ("the Note"), in the original principal amount of One Million Five Hundred Thousand and No/100 Dollars ($1,500,000), together with interest accruing thereon at an annual rate of twelve percent (12%) per annum. The business purpose of executing the Note was to fund the acquisition of Deer Valley Homebuilders, Inc. On March 17, 2006 the Lender decided to convert its $1,500,000 promissory note that was issued in January 2006.

Pursuant to the terms of the Debt Exchange Agreement, the Company issued the Lender its Series A Convertible Preferred Stock, Series A Warrants, and Series B Warrants to the investor, in exchange for the retirement of its obligations to repay such promissory note.

     In January 2006, the Company issued 17,338 to Sequence Advisors Corporation, an affiliate of two former directors.

On January 18, 2006, DeerValley Acquisitions, Corp., a wholly-owned subsidiary of Cytation Corporation, acquired 100% of the issued and outstanding capital stock of Deer Valley Homebuilders, Inc. The results of Deer Valley Homebuilders, Inc. will be included in consolidated financial statements for periods after January 18, 2006. Deer Valley Homebuilders, Inc. is an Alabama corporation with its business offices located at 205 Carriage Street, P.O. Box 310, Guin, Alabama 35563 and is engaged in the production, sale and marketing of manufactured homes in the southeastern and south central U.S. housing market. Cytation Corporation purchased Deer Valley Homebuilders, Inc. to serve as its primary operating company and to gain entry into the manufactured home market. Deer Valley Homebuilders, Inc. comprises substantially all of Cytation Corporation's operations.

The aggregate purchase price for Deer Valley Homebuilders, Inc. was $6,000,000, including $5,500,000 cash and $500,000 of Cytation Corporation's Series A Convertible Preferred Stock, Series A Common Stock Purchase Warrants, and Series B Common Stock Purchase Warrants. In addition, an Earnout Agreement was entered into, pursuant to which additional payments may be paid to the former owners of Deer Valley Homebuilders, Inc., as an earnout, based upon the Net Income Before Taxes of Deer Valley Homebuilders, Inc. during the next five (5) years, up to a maximum of $6,000,000. The Company is accounting for the $6,000,000 earnout as contingent consideration in accordance with paragraphs 25 through 28 of SFAS
141. Because the amount, if any, of contingent consideration was not determinable at the acquisition date, no amount for the contingency will be recorded in the Company's financial statements until the contingency is resolved, or the consideration is issued or becomes issuable.

                                 CYTATION CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

The Company considered the effect of EITF 95-8 and based on its analysis the contingent consideration of a minimum of $0 and a maximum of $6,000,000 over the next five years is nothing more than a way for the Company to defer payments of purchase price so the Company did not have to pay Deer Valley Homebuilders Inc.'s shareholders all money up front. Since Deer Valley Homebuilders, Inc. had pre-tax profit in 2005 in excess of $3,000,000 it was easy for the Company to conclude that Deer Valley Homebuilder's business was worth in excess of $6,000,000 or approximately two times pre-tax profits. The sellers were interested in receiving all $12 million upfront however, the Company was unwilling to give it to them up front due to the fact that Deer Valley Homebuilder's Inc. had only been in business less than two years and it would be too dilutive to the shareholders to raise all monies upfront, so the Company and previous shareholders of Deer Valley Homebuilders, Inc. agreed to the price adjustment target account ("PATA"). So long as Deer Valley Homebuilder's continues to have pre-tax profits in excess of one million dollars over the next five years the shareholder's pursuant to their interest sold will be given a pro-rata portion of the maximum $6,000,000 PATA. Therefore, based on this analysis the Company will account for all of the PATA, when earned, by recording it as additional consideration for the acquisition of Deer Valley Homebuilders, Inc. and will not record it as a period expense related to compensation. It is also noted that the Company will account for this on an ongoing basis and book any accrued liability in connection with the PATA as incurred.

The value of the Series A Convertible Preferred Stock, Series A Common Stock Purchase Warrants, and Series B Common Stock Purchase Warrants were determined in a private offering also completed on January 18, 2006.

ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

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

     Readers should not place undue reliance on these forward-looking statements, which are based on management's current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below), and apply only as of the date of this filing. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors which could cause or contribute to such differences include, but are not limited to, the risks to be discussed in our Annual Report on form 10-KSB and in the press releases and other communications to shareholders issued by us from time to time which attempt to advise interested parties of the risks and factors which may affect our business. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

OVERVIEW

     During the period commencing with the fourth quarter of 2002 and ending in December 2004, the Company engaged in the business of providing consulting and related services to private companies which wished to become reporting companies under the Securities Exchange Act of 1934, but which lacked the financial resources for an initial public offering ("IPO") and which did not wish to become a reporting company via a reverse merger. Cytation discontinued these operations in the first quarter of 2005 and was a shell company (as defined in Rule 12b-2 of the Exchange Act) from the first quarter of 2005 through January 18, 2006.

     At the end of 2005, Cytation had nominal operations. The Company had revenues of $59,114 in fiscal year 2005, as compared to $240,368 in fiscal year 2004. The Company had a net loss of $173,605 in fiscal year 2005, as compared to a net loss of $696,689 in fiscal year 2004. The differences in the foregoing figures are the result of Cytation's discontinuation of operations and costs related to identification of an acquisition candidate in contemplation of a reverse merger, which did not occur.

     On January 18, 2006, the Company acquired an operating subsidiary, Deer Valley Homebuilders, Inc. ("Deer Valley"). Deer Valley is a wholly-owned subsidiary of Deer Valley Acquisitions Corp. ("DVA"), which is a wholly-owned subsidiary of the Company. Deer Valley was formed in January, 2004. Deer Valley manufactures and designs manufactured homes which are sold to a network of independent dealers located primarily in the southeastern and south central regions of the United States. Deer Valley maintains its business offices in Guin, Alabama and operates manufacturing facilities in Guin, Alabama and in Sulligent, Alabama.

     As a result of the acquisition of Deer Valley on January 18, 2006, Cytation had gross revenues for the first quarter of 2006 of $12,913,079 and has significant assets. Because Cytation discontinued its prior operations in the first quarter of 2005 and was a shell company (as defined in Rule 12b-2 of the Exchange Act) from the first quarter of 2005 through January 18, 2006 and because Cytation now has significant revenues from a subsidiary operating in an entirely different industry, management does not believe that it is informative or useful to compare the results of operations for the quarter ended April 1, 2006 to the quarter ended March 31, 2005. As a result, the remainder of this discussion relates only to the quarter ended April 1, 2006. In conjunction with this discussion it is imperative that investors read the footnotes to the financial statements attached to this filing.

     When evaluating the Company's financial condition and operating performance, the most important matters on which the company's executives are currently focused are increasing daily production at Deer Valley's manufacturing facilities and evaluating other growth opportunities. Management is currently evaluating additional plant sites and new product offerings to sustain the company's rapid growth rate. The key performance indicators management examines are (1) the Deer Valley's production rate, in "floors" produced per day, (2) the cost of sales, (3) product gross margins, and (4) the size of the Deer Valley's sales backlog.

     Management feels that the following areas present significant opportunities or risks for the Company:

     1)  Securities  Compliance

     Deer Valley has been operated as a private company which is not subject to federal securities laws and, therefore, may lack the internal or financial control infrastructure and procedures necessary for public companies to comply with the provisions of the Securities Exchange Act and Sarbanes-Oxley regulations. Deer Valley, DVA, and the Company are coordinating with legal counsel and auditors to put in place proper financial controls and procedures to insure full compliance with and disclosure under all relevant securities laws. Of course, there can be no guarantee that there will be no significant deficiencies or material weaknesses in the quality of Deer Valley's financial controls. The greatest challenge Management foresees in implementing proper controls and procedures is that the cost to Deer Valley of such compliance could be substantial and could have a material adverse effect on our results of operations.

     2)  Downturn  in  the  Manufactured  Housing  Industry

     In recent years, the manufactured housing industry experienced a prolonged and significant downturn as consumer lenders began to tighten underwriting standards and curtail credit availability in response to higher than anticipated rates of loan defaults and significant losses upon the repossession and resale of homes securing defaulted loans. According to the Manufactured Housing Institute, domestic shipments of manufactured homes peaked in calendar year 1998 with the shipment of 372,843 homes, before declining to a total of 130,802 manufactured homes in calendar year 2004. The manufactured housing industry's share of new single-family housing starts also increased to 24% in calendar year 1997 before declining to 7.5% of all new single-family housing starts in calendar year 2004. Other causes of the downturn include a reduced number of consumer lenders in the traditional chattel (home-only) lending sector and higher interest rates on home-only loans. These factors have resulted in declining wholesale shipments, excess manufacturing and retail locations, and surplus inventory.

     Despite the industry decline, which commenced in calendar year 1999, Deer Valley has been able to successfully launch its business through an efficient manufacturing and production facility, flexible product designs, an experienced and capable sales team, stringent cost controls, and attention to dealer relations, customer satisfaction and service efforts. Additionally, Deer Valley's affiliated dealers often endeavor to distinguish Deer Valley by selling our manufactured homes as part of a land-home package which may be financed by a conventional mortgage. Finally, Deer Valley focuses on the multi-section sector of the manufactured housing market, which Management feels offers the greatest potential for growth, because multi-section homes often have an appearance similar to more traditional site-built homes but are competitively priced when compared to a site-built home.

     3)  Rising  Interest  Rates  and  Residual  Effects  of  Hurricane  Katrina

     Two important factors could affect Deer Valley's sales: the residual effects of Hurricane Katrina and rising interest rates. Interest rates have a marked effect upon the manufactured housing market. Management feels that rising interest rates will drive buyers from traditional "site built" homes toward the upper end of the manufactured housing market, where our products are positioned. However, additional increases in interest rates could eventually adversely affect buyers of Deer Valley products and could cause dealers to reduce inventories because of "Floor-Plan" expenses.

     Hurricane Katrina created a huge need for the rapid replacement of houses in the Gulf Coast Region. The lure of lucrative "FEMA" contracts caused suppliers to disrupt or delay normal shipments to their dealers. This created a rush by dealers to establish new relationships or increase orders with Deer Valley, which did not interrupt its service in this way. However, because FEMA has ceased ordering manufactured homes for persons displaced by Katrina, Deer Valley will face increased competition in our market segment as other producers return to the commercial supply market.

     4)  Increased  Competition  from  Other  Producers

     Recently, large producers of single section homes have focused on either entering the multi-section home market or expanding their presence in that market. Accordingly, Deer Valley will likely face increased competition in our market segment.

     5)  "Floor  Plan"  Credit  Available  to  Manufactured  Home  Dealers

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

     RESULTS  OF  OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment by our management. Historical financial information presented for the quarter ended April 1, 2006 is that of the Company on a consolidated basis with Deer Valley Homebuilders, Inc. and Deer Valley Acquisitions Corp., which reflects the Company's acquisition of Deer Valley Homebuilders, Inc. on January 18, 2006.

HISTORICAL  RESULTS  -  QUARTER  ENDED  APRIL 1,  2006

REVENUES. Overall gross revenue for the quarter ended April 1, 2006 was $12,913,079. Deer Valley's second plant in Sulligent Alabama (the "Sulligent Plant") began operations on or about March 1, 2006. Revenues for the quarter ended April 1, 2006 reflect a full quarter of operations at Deer Valley's original plant in Guin, Alabama and approximately one month of operations at the Sulligent Plant. The full impact of the Sulligent Plant on revenues and earnings will likely not be realized until the second quarter of 2006.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. General and administrative expenses consisted of payroll and related expenses for executive, accounting, and administrative personnel, professional fees, and other general corporate expenses. Selling, general, and administrative expenses for the quarter ended April 1, 2006 were $1,249,327. These general and administrative costs have increased at our operating subsidiary, Deer Valley, primarily due to increased production, sales, and operating expenses. At Deer Valley, the production direct cost of goods has remained generally in the same ratio to sales, with increased quantity discounts being offset by a rise in material cost. In addition, profit margins for this quarter were reduced by one-time start-up costs of approximately $250,000 associated with the opening of the Sulligent Plant.

NET INCOME (LOSS). The net income for the quarter ended April 1, 2006 was $463,502. After accounting for the dividend payable to preferred shareholders, the net income available for common stockholders for the quarter ended April 1, 2006 was $350,416. Increased production and sales of Deer Valley's operations have bolstered net income.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Management believes that the Company currently has sufficient cash flow from operations, available bank borrowings, cash, and cash equivalents to meet its short-term working capital requirements. As of April 1, 2006, the Company had approximately $3,555,528 in cash and cash equivalents. Because of the current profits generated by operations and lack of significant capital demand under our current business plan, our cash reserves are expected to continue to grow each month. Should our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner which will increase or accelerate our anticipated costs or capital demand, such as through the acquisition of new products, our working capital could be depleted at an accelerated rate.

     The company spends its cash to fund increases in production capacity at its operating subsidiary, Deer Valley, for special legal, accounting, and audit services necessary to meet SEC reporting requirements, and to pay expenses. To the extent that it becomes necessary to raise additional cash in the future as our current cash and working capital resources are depleted, we will seek to raise it through the public or private sale of debt or equity securities, the procurement of advances on contracts or licenses, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing. We also may seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities.

     The net cash used in operating activities as of April 1, 2006 $8,711. The net cash used in investing activities as of April 1, 2006 was $3,022,887, which primarily reflects the amount related to the purchase of Deer Valley, which was $6,375,000, net of cash acquired in the purchase, as well as purchases of equipment. The net cash provided by financing activities as of April 1, 2006 was $6,434,071, the majority of which resulted from the issuance of preferred stock.

     Deer Valley is contingently liable under the terms of repurchase agreements with financial institutions providing inventory financing for retailers of Deer Valley's products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The risk of loss under these agreements is spread over numerous retailers. The price Deer Valley is obligated to pay generally declines over the period of the agreement (typically 18 to 24 months) and the risk of loss is further reduced by the sale value of repurchased homes. The maximum amount for which Deer Valley is contingently liable under such agreements amounted to $12,272,510 at April 1, 2006. As of April 1, 2006, the company had a reserve of $60,000 for future repurchase losses, based on prior experience and an evaluation of dealers' financial conditions. Deer Valley to date has not experienced significant losses under these agreements, and management does not expect any future losses to have a material effect on the accompanying financial statements.

FINANCING

     Deer Valley had a fixed-rate revolving line of credit with State Bank and Trust of Guin, Alabama. Under this line of credit entered into on March 3, 2004, the Company could make loan draws for business purposes up to a maximum amount of $500,528 in the aggregate. The line of credit matured on March 25, 2005 and was not renewed.

     On April 12, 2006, Deer Valley entered into a Loan and Security Agreement providing for a revolving line of credit in an amount not to exceed Two Million Five Hundred Thousand and No/100 Dollars ($2,500,000.00) (the "Loan") evidenced by a revolving credit note (the "Note") and secured by accounts receivable, inventory, equipment and all other tangible and intangible personal property of Deer Valley, DVA, and Cytation. The purpose of the Loan is to provide working capital, to provide Letter of Credit support, to replace Deer Valley's existing revolving line of credit with State Bank and Trust, and to provide interim financing for the acquisition of the real property on which Deer Valley operates a plant in Sulligent, Alabama. The Loan has a one year term and has a variable interest rate at 2.60% above LIBOR. Upon issuance of a letter of credit, Deer Valley is charged a letter of credit fee equal 1.00% of the face amount of the letter of credit. The Loan provides for conditions to meet prior to each advance, including financial ratios.

     In addition to the revolving line of credit described in the preceding paragraph, Deer Valley, during its normal course of business, is required to issue irrevocable standby letters of credit in the favor of independent third party beneficiaries to cover obligations under repurchase agreements.

     As of April 1, 2006, the following letters of credit were issued and in force:

     Letter of Credit No. 98 issued through State Bank & Trust in the amount of $400,000 to the favor of beneficiary Bombardier Capital expired on January 27, 2006 and was replaced with letter of credit to GE Commercial on January 27, 2006 and expiring January 27, 2007. The beneficiary was changed from Bombardier Capital to GE, due to GE's buyout of Bombardier's manufactured housing floor plan division. Personally guaranteed by Joel Logan, President and General Manager of Deer Valley.

     Letter of Credit No. 93 issued through State Bank & Trust in the amount of $100,000 to the favor of beneficiary 21st Mortgage Corporation, issued May 3, 2005 and expiring May 3, 2006, pending renewal. Personally guaranteed by the three largest former shareholders of Deer Valley.

     Letter of Credit No. 97 issued through State Bank & Trust in the amount of $150,000 to the favor of Textron Financial Corporation, issued August 29, 2005 and expiring August 29, 2006, pending renewal.

     All of the Letters of Credit above are required under the terms of the Repurchase Agreements described below in the section entitled "Critical Accounting Estimates." As of April 1, 2006, no amounts had been drawn on the above irrevocable letters of credit by the beneficiaries.

     Deer Valley is also obligated under a Promissory Note payable to State Bank & Trust of Guin, Alabama (the "B&T Note") having a principal balance of $1,465,904. The B&T Note is payable in monthly installments of $10,000 (which includes interest at 5.00%) and matures on November 11, 2008. The B&T Note is secured by all assets of the Company and is personally guaranteed by two major stockholders of the Company.

     Management does not believe that current debt commitments will make it difficult to secure additional debt or equity financing, since the company has no significant debt other than long-term mortgages, trade payables, and the earnout agreement referenced in "Off-Balance Sheet Arrangements" below.

CRITICAL  ACCOUNTING  POLICIES

     Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. For a description of those estimates, see Note 5, Critical Accounting Policies and Estimates, contained in the explanatory notes to the Company's financial statements for the quarter ended April 1, 2006, contained in this filing. On an ongoing basis, we evaluate our estimates, including those related to reserves, deferred tax assets and valuation allowance, impairment of long-lived assets, fair value of equity instruments issued to consultants for services, and estimates of costs to complete contracts. We base our estimates on historical experience and on various other assumptions which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities which are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. However, we believe that our estimates, including those for the above-described items, are reasonable.

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

WARRANTIES

     We provide our retail buyers with a one-year limited warranty covering defects in material or workmanship, including plumbing and electrical systems. We record a liability for estimated future warranty costs relating to homes sold, based upon our assessment of historical experience and industry trends. In making this estimate, we evaluate historical sales amounts, warranty costs related to homes sold and timing in which any work orders are completed. We had a reserve for estimated warranties of $592,500 as of April 2, 2006. Although we maintain reserves for such claims, there can be no assurance that warranty expense levels will remain at current levels or that the reserves that we have set aside will continue to be adequate. A large number of warranty claims which exceed our current warranty expense levels could have a material adverse affect upon our results of operations.

VOLUME  INCENTIVES  PAYABLE

     We have relied upon volume incentive payments to our independent dealers who retail our products. These volume incentive payments are accounted for as a reduction to gross sales, and are estimated and accrued when sales of our manufactured homes are made to our independent dealers. Volume incentive reserves are recorded based upon the annualized purchases of our independent dealers who purchase a qualifying amount of home products from us. We accrue a liability to our dealers, based upon estimates derived from historical payout rates. We had a reserve for volume incentives payable of $137,779 as of April 2, 2006.

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

     The risk of loss that we face under these repurchase agreements is lessened by several factors, including the following:

     (i) the sales of our products are spread over a number of independent dealers,
     (ii) we have had only isolated instances where we have incurred a repurchase obligation,
     (iii) the price we are obligated to pay under such repurchase agreements declines based upon a predetermined amount over a period which usually does not exceed 24 months, and
     (iv) we have been able to resell homes repurchased from lenders at current market prices, although there is no guarantee that we will continue to be able to do so.

     The maximum amount for which the Company is contingently liable under such agreements amounted to approximately $12,272,510 at April 1, 2006. As of April 1, 2006, we had a reserve of $60,000 established for future repurchase commitments, based upon our prior experience and evaluation of our independent dealers' financial conditions. This represents an increase from the reserve amount of $35,000, due to a substantial increase in Deer Valley's sales compared to the first quarter of 2005. Because Deer Valley to date has not experienced any significant losses under these agreements, management does not expect any future losses to have a material effect on our accompanying financial statements.

REVENUE  RECOGNITION

     Revenue for Deer Valley's products sold to independent dealers is generally recorded when all of the following conditions have been met: (i) an order for the home has been received from the dealer, (ii) an agreement with respect to payment terms has been received, and (iii) the home has been shipped and risk of loss has passed to the dealer.

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

     As of April 1, 2006, the Company had not yet created a stock incentive plan which authorizes the issuance of options to purchase common stock. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), using the modified-prospective-transition method. Under that transition method, compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, are based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and on the compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No.123(R). Results for prior periods have not been restated. Adopting SFAS No.123(R) on January 1, 2006 did not have any effect on the Company's net income and earning per share for the quarter ended April 1, 2006 since no options were granted.

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

PROPERTY

     The Company's executive and operating offices are located at 4902 Eisenhower Blvd., Suite 185, Tampa, FL 33634. The telephone number at the Company's executive offices is (813) 885-5998. Deer Valley's principal manufacturing plant and offices are located at 205 Carriage Street, Guin, Alabama 35563, and its telephone number is (205) 468-8400. Deer Valley's principal manufacturing plant and company offices consists of a manufacturing plant with 107,511 square feet, a frame shop with 10,800 square feet, material shed of 23,172 square feet and offices with 11,250 square feet of space. Deer Valley owns the buildings and 25.5 acres underlying these facilities.

     Due to increased sales, Management believed that the Company needed to obtain a small satellite production facility near to its facility in Guin, Alabama, in 2006. On January 25 2006, the Company approved Deer Valley Homebuilders, Inc. entering into a Sales Contract with Steve J. Logan to purchase real property located at 7668 Highway 278 in Sulligent, Alabama (the "Sulligent Property").

SUBSEQUENT  EVENT

     On  April 18, 2006, Deer Valley purchased the Sulligent Property from Steve
J. Logan. The Sulligent Property consists of a 65,992 square foot manufacturing plant located on approximately 13 acres of land. The purchase price for the Sulligent Property was $725,000, subdivided as follows. Deer Valley assumed Mr. Logan's mortgage of approximately $610,000 and will pay the remaining $115,000 to Mr. Logan in equal monthly payments of $5,000 for twenty-three months. Deer Valley obtained the funds for the purchase price of the Sulligent Property from its revolving line of credit described above under the heading "Financing." Prior to acquiring the Sulligent Property, Deer Valley's plant on the Sulligent Property operated, beginning on February 20, 2006, under a short-term lease.

     Deer Valley does not invest in real estate or real estate mortgages except for those necessary to support the company's normal business purposes.

WEBSITE

     Deer Valley maintains a website at www.deervalleyhb.com. The information contained on Deer Valley's website is not a part of this filing, nor is it incorporated by reference into this filing.

OFF-BALANCE  SHEET  ARRANGEMENTS

     In connection with the purchase of Deer Valley Homebuilders on January 18, 2006, the Company entered into the Earnout Agreement, pursuant to which, additional payments may be paid to the former owners of Deer Valley Homebuilders, Inc., as an earnout, based upon the Net Income Before Taxes of Deer Valley Homebuilders, Inc. during the next five (5) years up to a maximum of $6,000,000. The business purpose of executing the Earnout Agreement was to set the purchase price of Deer Valley Homebuilders, Inc. by an objective standard, given that the owners of DVH and the Company could not agree on an outright purchase price

     During the term of the Earnout Agreement, 50% of the pre-tax profit exceeding $1,000,000 per year will be accrued and become distributable to the former owners of Deer Valley. For the fourth quarter of 2005, such pre-tax profit target was reduced to a quarterly figure of $250,000. During the quarter ended April 1, 2006 Deer Valley has not achieved $1,000,000 in pre-tax profit, so the Company has not accrued any earnout attributable to the quarter ending April 1, 2006. Deer Valley had pre-tax profit in the fourth quarter of 2005 in the amount of $1,242,814, of which $992,814 was above the quarterly earnout threshold of $250,000. Accordingly, the Company accrued 50% of the amount in excess of earnout threshold in the amount of $496,407. The maximum remaining potential accrual under the Earnout Agreement is $5,503,593.

ITEM  3.     CONTROLS  AND  PROCEDURES

EVALUATION  OF  DISCLOSURE  CONTROLS  AND  PROCEDURES

     The Company's Chief Executive Officer and acting Chief Financial Officer has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending April 1, 2006 covered by this Report on Form 10-QSB. Based upon such evaluation, the Chief Executive Officer and Acting Chief Financial Officer has concluded that, as of the end of such period, the Company's disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company's Chief Executive Officer and acting Chief Financial Officer does not relate to reporting periods after April 1, 2006 or to the controls and procedures in place at the company's subsidiaries.

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

     In order to achieve compliance with Section 404 within the prescribed period, management is planning to commence a Section 404 compliance project to assess the adequacy of our internal control over financial reporting, remediate any control deficiencies that may be identified, validate through testing that controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting. Except as described above, during the first quarter of fiscal year 2006, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART  II     OTHER  INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS

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

ITEM  2.     UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF  PROCEEDS

Unregistered  Sales  of  Equity  Securities

     Other than the sales reported on Form 8-K, there were no unregistered sales of equity securities.

Issuer  Purchases  of  Equity  Securities

     The Company did not repurchase any equity securities during the fiscal quarter ended April 1, 2006.

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES

     None.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     None.

ITEM  5.     OTHER  INFORMATION

     As of January 1, 2006, the Company has elected to change its fiscal year ending period from a calendar year ending December 31, with quarters ending March 31, June 30, and September 30, to a 52-53 week year ending on the Saturday closest to December 31. Under either system the end of the most recent fiscal year was December 31, 2005, and the commencement of the first quarter of 2006 was January 1. Accordingly, there were no days which fell under one system but which were excluded from a period under the other system. Under the 52-53 week year end, the quarter beginning January 1, 2006 ended April 1, 2006.

ITEM  6.     EXHIBITS

EXHIBIT NO.              DESCRIPTION
3.01  Certificate  of  Incorporation  of  Cytation  Corporation.  (1)
3.02  Bylaws  of  Cytation  Corporation.  (1)
4.01 Certificate of Designation, Rights, and Preferences of Series A Convertible Preferred Stock. (2)
4.02 Certificate of Designation, Rights, and Preferences of Series B Convertible Preferred Stock. (2)
4.03 Certificate of Designation, Rights, and Preferences of Series C Convertible Preferred Stock. (2)
4.04 Certificate of Designation, Rights, and Preferences of Series D Convertible Preferred Stock. (1)
10.01 Securities Purchase and Share Exchange Agreement dated January 18, 2006, by and among the Company, Richard A. Fisher, Kevin J. High, certain purchasers of the Company's Series A Convertible Preferred Stock, DeerValley Acquisitions Corp., and certain other persons a party thereto.
      (2)
10.02 Investor Rights Agreement, by and among the Company, each of the purchasers of the Company's Series A Convertible Preferred Stock, and certain other persons a party thereto. (2)
10.03 Earnout  Agreement.  (2)
10.04 Form of  Series  A  Common  Stock  Purchase  Warrant.  (2)
10.05 Form of  Series  B  Common  Stock  Purchase  Warrant.  (2)
10.06 Form of  Series  C  Common  Stock  Purchase  Warrant.  (1)
10.07 Form of  Series  D  Common  Stock  Purchase  Warrant.  (1)
10.08 Form of  Series  E  Common  Stock  Purchase  Warrant.  (1)
10.09 Form of  Series  BD-1  Common  Stock  Purchase  Warrant.  (1)
10.10 Form of  Series  BD-2  Common  Stock  Purchase  Warrant.  (1)
10.11 Form of  Series  BD-3  Common  Stock  Purchase  Warrant.  (1)
10.12 Form of  Series  BD-4  Common  Stock  Purchase  Warrant.  (1)
10.13 Form of  Series  BD-5  Common  Stock  Purchase  Warrant.  (1)
10.14 Interest  Bearing  Non-Convertible  Installment  Promissory  Note.  (2)
10.15 Placement Agent Agreement between Cytation Corporation and Midtown Partners, LLC. (2)
10.16 Debt Exchange Agreement between Vicis Capital Master Fund and Cytation Corporation. (1)
10.17 Revolving  Credit  and  Security  Agreement.  (3)
10.18 Revolving  Credit  Note.  (3)
10.19 Continuing  Guaranty  of  Cytation  Corporation.  (3)
10.20 Continuing  Guaranty  of  Deer  Valley  Acquisitions  Corp.  (3)
10.21 Sales  Contract  for  Sulligent  Property.  (4)
21.01 List of  Subsidiaries  of  the  Company.  (5)
31.01 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 3, 2006. (6)
31.02 Certification of Acting Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 3, 2006. (6)
32.01 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 3, 2006. (6)
32.02 Certification  of  Acting  Chief  Financial  Officer pursuant to 18 U.S.C.
      Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 3, 2006. (6)

     (1) Previously filed as an exhibit to the Registration Statement on Form SB-2 filed with the SEC on April 19, 2006 and incorporated herein by reference.

     (2) Previously filed as an exhibit to the Form 8-K filed with the SEC on January 25, 2006 and incorporated herein by reference.

     (3) Previously filed as an exhibit to the Form 8-K filed with the SEC on April 18, 2006 and incorporated herein by reference.

     (4) Previously filed as an exhibit to the Form 8-K filed with the SEC on April 24, 2006 and incorporated herein by reference.

     (5) Previously filed as an exhibit to the Form 10-KSB filed with the SEC on March 30, 2006 and incorporated herein by reference.

     (6)  Filed  herewith.

SIGNATURE
---------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Cytation  Corporation
                              ---------------------
                                       (Registrant)


Dated:  May  22,  2006       By:  /s/  Charles  G.  Masters
                                  -------------------------
                                  Charles  G.  Masters
                                  President & Chief Executive Officer