Form 10KSB/A
period 2005-12-31
CYTATION CORP
filed 2006-07-20
CIK 95047

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
                                (Title of Class)

Check  whether the issuer is not required to file reports pursuant to Section 13
or  Section  15(d)  of  the  Exchange  Act.  Yes    No X
                                                ---   ---

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X  No
   ---   ---

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

The issuer's revenues for its most recent fiscal year were $59,114 (2). The aggregate market value of the voting and non-voting common equity held by

----------------------------
(1) The Registrant ceased being a shell company (as defined in Rule 12b-2 of the Exchange Act) on January 18, 2006.

(2) As of December 31, 2005. On January 18, 2006, the Registrant acquired an operating subsidiary with annual revenues in excess of $35,000,000.

non-affiliates as of March 22, 2006 is $2,856,153.96 (3). For purposes of the foregoing calculation only, directors and executive officers and holders of 10% or more of the issuer's common capital stock have been deemed affiliates. The number of shares outstanding of the Registrant's common stock as of December 31, 2005 was 982,662.

Transitional Small Business Disclosure Format: Yes     No X
                                                  ----   ----

               AMENDMENT NO. 1 TO THE YEARLY REPORT ON FORM 10-KSB
          FOR THE YEAR ENDED DATEYEAR2005DAY31MONTH12DECEMBER 31, 2005

                                EXPLANATORY NOTE

Cytation Corp. ("Cytation" or the "Company") is filing this amendment to Form 10-KSB (the "Amendment") for the fiscal year ended December 31, 2005, as filed with the Securities and Exchange Commission on March 30, 2006 (the "Original Filing"). The purpose of filing this Amendment is to bring the Form 10-KSB into conformity with the corresponding sections of the Company's Definitive Information Statement on Schedule 14C, filed with the Securities and Exchange Commission on June 27, 2006. This Amendment does not update any disclosures to reflect developments since the date of the Original Filing.

In accordance with Rule 12b-15 of the Securities Exchange Act of 1934, we are required to include in this Amendment each Item, as amended, in its entirety.

Pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as a result of this Amendment, the certifications filed pursuant to the Sarbanes-Oxley Act of 2002, included as exhibits to the Original Filing, have been amended, restated, re-executed and re-filed as of the date of this Amendment and are included as Exhibits 31.1, 31.2, 32.1 and 32.2 hereto. In addition, we have filed revised financial statements, which are included as Exhibits 99.1, 99.2, 99.3, and 99.4.

As  such,  we  have  filed  the  following  exhibits  herewith:

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

-----------------------------
(3) Market value based upon a sales occurring on that date. Calculation does not account for common shares issuable upon conversion of convertible preferred stock.

99.4 Pro Forma Financial Statements as of December 31, 2005 (unaudited) for Cytation Corporation, Deer Valley Acquisitions Corp. and Deer Valley Homebuilders, Inc.

Except as described above, no other changes have been made to the Original Filing and this Form 10-KSB/A does not amend, update or change any other items or disclosures in the Original Filing.

                              CYTATION CORPORATION

                               2005 FORM 10-KSB/A

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
ITEM
----
ITEM  1.     DESCRIPTION  OF  BUSINESS                                         1
ITEM  2.     DESCRIPTION  OF  PROPERTY                                        10
ITEM  5.     MARKET  FOR  COMMON  EQUITY  AND RELATED STOCKHOLDER MATTERS     12
ITEM  6.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OR PLAN OF OPERATION     13
ITEM  7.     FINANCIAL  STATEMENTS                                            20
ITEM  9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
             COMPLIANCE  WITH  SECTION  16(a)  OF  THE  EXCHANGE  ACT         22
ITEM  13.    EXHIBITS                                                         25

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

BUSINESS  DEVELOPMENT

     Cytation was incorporated under the laws of Delaware on November 1, 1999. Until June 20, 2001, Cytation Corporation provided an extensive range of in-school and online services directed at high school students and their parents, high school counselors, college admissions officers and corporations which target the teen marketplace. On June 20, 2001, the Company sold all of its assets associated with these activities to TMP Worldwide Inc. for approximately $7.2 million in cash and debt assumed.

     During the period commencing with the fourth quarter of 2002 and ending in December 2004, the Company engaged in the business of providing consulting and related services to private companies which wished to become reporting companies under the Securities Exchange Act of 1934, but which lacked the financial resources for an initial public offering ("IPO") and which did not wish to become a reporting company via a reverse merger. Specifically, during that period the Company provided the following services to its clients:

- assisted in the selection of competent corporate and securities counsel and independent auditors experienced in SEC practice and procedure;

- developed strategies, assisted in applying, and provided the stockholder distribution and base necessary, for listing on the OTCBB, the BBX, NASDAQ, or the American Stock Exchange, including advice with respect to meeting applicable initial and maintenance listing requirements;

- assisted client companies' outside legal counsel in the preparation and filing with the SEC of a registration statement, generally on Form SB-2;

- assisted client companies' outside legal counsel and auditors with respect to SEC Staff comments on the registration statement;

- assisted client companies in preparing for an audit of their financial statements in connection with the registration statement;

-    assisted  client  companies  in  obtaining  market  makers;

- assisted client companies with respect to obtaining a "manual exemption" from filing requirements under state securities laws;

-    evaluated  opportunities  for  research  on  client  companies;

-    evaluated  general  client  company  profile  materials;

- advised client company management regarding general private to public company transition issues and matters; and

- introduced client companies to possible institutional sources of private financing.

     The Company did not provide investor relations or financial public relations services or assist client companies in selecting investor relations or a financial public relations services provider. Nor did the Company underwrite client companies' securities. Management of the Company did not take management or director positions with any client company, and the Company did not provide consulting services related to the management or operation of client businesses. The Company was compensated in cash and client company stock for its services. All transactions in the securities of client companies were effected by unaffiliated members of the National Association of Securities Dealers in open market transactions.

     In September of 2004, the Company elected to become a business development company under the Investment Company Act of 1940. In the first quarter of 2005, the Company discontinued all business operations except finding an appropriate private entity with which it could engage in a reverse merger or similar transaction. In December of 2005, the Company withdrew its election to be treated as a business development company under the Investment Company Act of 1940. Cytation Corporation's audited balance sheet as of December 31, 2005, and audited statements of income, cash flows, and changes in stockholders' equity for the one year periods ending December 31, 2005 and December 31, 2004 are attached hereto as Exhibit 99.1.

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

BUSINESS  OF  THE  ISSUER

OVERVIEW

     Each home that we manufacture is built and constructed in accordance with the federal Manufactured Home Construction and Safety Standards promulgated by the U.S. Department of Housing and Urban Development, better known as the "HUD Code." According to the Manufactured Housing Institute, new HUD Code homes that were shipped in November, 2005, represented an increase of 46.7 percent, as compared to shipments made in November, 2004. Comparing 2005 to the previous year, shipments of single-section homes were up 221 percent while shipments of multi-section homes were down 16.6 percent. (The terms "multi-section" and "multi-floor" are used interchangeably in this document. Both terms refer to a house which is constructed by attaching two or more factory produced "floors" or "sections" together to form a complete structure.) The Manufactured Housing Institute estimates that hurricane-related demand for single-section homes by the Federal Emergency Management Agency ("FEMA") accounted for roughly 40 percent of all manufactured homes that were shipped in November. Our production and marketing efforts have concentrated on multi-section homes and, as of the date of this filing, we have not delivered any FEMA-related orders nor have we been contracted to do so.

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

     While our manufactured homes are constructed with many of the same components and building materials used in site-built homes, we utilize a cost-efficient assembly line manufacturing process which enables us to produce a quality home at a much lower cost per square foot than a traditional site-built home. A Deer Valley home is built with residential features, including 1/2 inch drywall, Thermopane brand windows, enhanced insulation, oak cabinets, cultured marble vanities, and two inch by six inch exterior wall construction standards.

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

MARKETS  SERVED

     During the fiscal year ended dateYear2005Day31Month12December 31, 2005, we estimate that the percentage of our revenues by region was as follows:

  Regions                Primary States         Percentage of Revenue by Region
  -------                 --------------        -------------------------------
Southeast          Alabama,  Florida, Georgia,
                   Kentucky, Mississippi, North
                   Carolina, South Carolina and
                   Tennessee                                    85%

South  Central     Louisiana,  Oklahoma,  Texas,
                   Illinois, Arkansas, Missouri,
                   and Indiana                                  15%

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

ITEM 2.     DESCRIPTION OF PROPERTY

     The Company's executive and operating offices are located at 4902 Eisenhower Blvd., Suite 185, Tampa, FL 33634. The telephone number at the Company's executive offices is (813) 885-5998. Deer Valley's principal manufacturing plant and offices are located at 205 Carriage Street, Guin, Alabama 35563, and its telephone number is (205) 468-8400. Deer Valley's principal manufacturing plant and company offices consist of a manufacturing plant with 107,511 square feet, a frame shop with 10,800 square feet, material shed of 23,172 square feet and offices with 11,250 square feet of space. Deer Valley owns the buildings and 25.5 acres underlying these facilities. Deer Valley has executed a mortgage on the Guin property in favor of State Bank and Trust in the amount of $1,502.838.75, with interest fixed at 5% per annum. The payment schedule is as follows: 55 payments of $10,000 beginning April 11, 2004 and continuing at monthly intervals. A final payment of unpaid principal plus accrued interest is due November 11, 2008. As of March 22, 2006, the balance is $1,403,789.42.

     On January 25, 2006, the Company approved Deer Valley Homebuilders, Inc., an indirectly wholly-owned subsidiary of the Company, entering into a Sales Contract with Steve J. Logan to purchase real property, with 65,992 square feet of manufacturing space, located at 7668 Highway 278 in Sulligent, Alabama (the "Sulligent Property"). The purchase price for the Sulligent Property is $725,000, and the closing is scheduled to occur on or about April 30, 2006. We intend to obtain a loan, secured by a mortgage on the Sulligent Property, to finance the purchase price for the Sulligent Property. Currently, Deer Valley is occupying the Sulligent Property pursuant to a short term lease. Deer Valley's plant on the Sulligent Property opened on February 20, 2006.

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

                                     PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     Our common stock trades on the OTC Bulletin Board under the trading symbol "CYON." The prices set forth below reflect the quarterly high and low bid information for shares of our common stock during the last two fiscal years, as reported by the OTC Bulletin Board. These prices reflect inter-dealer prices without retail markup, markdown, or commission, and may not represent actual transactions. Please note that the board of directors approved a two-for-one stock dividend on November 4, 2005, which doubled the numbers of shares outstanding. This stock dividend did not include our preferred stock. The prices listed for the quarter which ended on December 31, 2005, reflect post-dividend sales. The remaining prices, for quarters preceding the dividend, have been adjusted to retroactively reflect post-dividend sales.

         2005 QUARTER ENDED             HIGH                   LOW
         ------------------             ----                    ---
         December 31, 2005             $4.25                   $.60
         September 30, 2005            $0.75                  $0.25
         June 30, 2005                 $0.875                 $0.175
         March 31, 2005                $0.50                  $0.125

         2004 QUARTER ENDED
         ------------------
         December 31, 2004             $1.50                  $0.895
         September 30, 2004            $2.50                  $1.15
         June 30, 2004                 $5.125                 $0.30
         March 31, 2004                 $.30                   $.30

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

Hans Beyer                  40               Proposed Class II Director                   Nominee; term would expire in
                                                                                          2007

John Giordano               48               Proposed Class III Director                  Nominee; term would expire in
                                                                                          2008

Donald Sproat               50               Proposed Class III Director                  Nominee; term would expire in
                                                                                          2008

 Dale Phillips              58               Proposed Class I Director                    Nominee; term would expire in
                                                                                          2009

DUTIES, RESPONSIBILITIES AND EXPERIENCE

     CHARLES G. MASTERS, Chief Executive Officer, President and Director of Cytation Corporation. Mr. Masters was the founder of Deer Valley Acquisitions Corporation and, since its inception in July 2005, has served as its Chief Executive Officer. In March 1998, Mr. Masters founded and has since served as CEO and CFO of Bumgarner Enterprises, Inc., an oil and gas development and a business consulting firm. Since 2001, Mr. Masters has also served as Director, CEO, and CFO of Ranger Industries, Inc., a public company, which is the sole shareholder of Bumgarner Enterprises. Ranger Industries engages in business consulting, due diligence research, and oil and gas exploration and development. Mr. Masters has founded and served as the CEO and CFO of several private companies involved in the development of military electronic communications and test equipment, pioneering the introduction of microprocessors into point of sale equipment, medical equipment, artificial intelligence devices, and the development of laser scanners. Mr. Masters received a B.S.E.E. (1961) from Duke University, a M.S.E.E. (1964) from the University of Pittsburgh and a M.S.M.S.
(1966)  from  Johns  Hopkins  University.

     CHRISTOPHER PORTNER, Director of Cytation Corporation. Since March 1998, Mr. Portner has been a certified financial planner and a general securities principal with PSA Equities and a portfolio manager with PSA Capital Management of Lutherville, Maryland. From 1995 through February 1998, Mr. Portner was a financial consultant with Peremel & Company of Baltimore, Maryland. Mr. Portner is a graduate of the College of Financial Planning's professional education program, holds a Bachelor of Science degree in both Business and English from Towson State University. Mr. Portner plans to resign as director at a special meeting to be held in July 2006.

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

     CHARLES L. MURPHREE, JR., Director, Vice President, and Regional Sales Director of Deer Valley Homebuilders, Inc. Since April of 2004, He has worked as Regional Sales Director and Vice President of Deer Valley Homebuilders, Inc. From 2003 until 2004, Mr. Murphree served as Plant Manager for Clayton Homes,
Inc. From 2000 through 2003, Mr. Murphree worked as General Manager of the Energy and LifeStyle Divisions of Southern Energy Homes, Inc. Clayton Homes, Inc. and Southern Energy Homes, Inc. are producers of manufactured housing. Mr. Murphree graduated from the University of Alabama with a Bachelor of Science in Business Administration. Mr. Murphree is included here as an executive officer because he is an executive officer of the Company's subsidiary who performs a policy-making function, as determined by Rule 3b-7.

     JOHN STEVEN LAWLER, Director and Director of Finance of Deer Valley Homebuilders, Inc. Since April 2004, Mr. Lawler, a certified public accountant, has worked as Director of Finance for Deer Valley Homebuilders, Inc. From 2001 until 2004, he served as ERP and IT Project Manager for Cavalier Homes, Inc. From 1999 until 2001, Mr. Lawler worked as the ERP Team Leader for Financial Accounting for Cavalier Homes, Inc. Cavalier Homes, Inc. is a producer of manufactured housing. Mr. Lawler holds a Bachelor of Science in Business Administration from the University of Alabama. Mr. Lawler is included here as an executive officer because he is an executive officer of the Company's subsidiary who performs a policy-making function, as determined by Rule 3b-7.

     HANS BEYER, Nominee for Director. Since February of 2005, Mr. Beyer has served as a partner for Saxon Gilmore Carraway Gibbons Lash & Wilcox, P.A. At Saxon Gilmore Carraway Gibbons Lash & Wilcox, P.A., he oversees and manages complex legal matters. Since September 2005, Mr. Beyer has served as the Senior Vice President of Mirabilis Ventures, Inc. At Mirabilis Ventures, Inc., he oversees private equity investments. Mirabilis Ventures, Inc. is a diversified, privately-held holding company with interests in a variety of companies in industries including construction, business consulting, and software development. In addition, Mr. Beyer is President and Founder for Daedalus Consulting, Inc., which provides Internet research and business consulting services, primarily for start-up and small companies. In connection with his position at Daedalus Consulting, Inc., Mr. Beyer provides consulting advice on business matters. From 2003 to February 2005, Mr. Beyer was a partner at Buchanan Ingersoll, P.C. Prior to 2002, Mr. Beyer was the founder and President of the Law Firm of Hans Christian Beyer, P.A. Mr. Beyer holds a B.A. from the University of Michigan and a J.D. from the University of Michigan Law School.

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

     DONALD SPROAT, Nominee for Director. From January 2003 until March 2006, Mr. Sproat served as Chief Executive Officer, Chief Financial Officer, and as a Director for Telzuit Medical Technologies, Inc., a medical services provider. From September 2000 until November of 2003, he served as Controller and Chief Financial Officer for Worker's Temp Staffing, an employee leasing firm. Mr. Sproat received his degree in Management and his M.B.A. from Stetson University.

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

ITEM  13.     EXHIBITS

EXHIBIT

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

                                   SIGNATURES

     Pursuant  to  the  requirements  of  Section  13 or 15(d) of the Securities
Exchange Act of 1934, the Company has duly caused this amended Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CYTATION  CORPORATION


                                       By: /s/  Charles  G.  Masters
                                           ------------------------------
                                           Charles  G.  Masters
                                           President and Chief Executive Officer


                                       Date:  July  18,  2006


     Pursuant to the requirements of the Securities Exchange Act of 1934, this amended Report has been signed by the following persons on behalf of the Company and in the capacities indicated on July 18, 2006.

SIGNATURE                                 TITLE
---------                                 -----

/s/ Charles G. Masters
---------------------------           President,  Chief  Executive  Officer
Charles  G.  Masters                  (Principal Executive Officer) and Director


/s/  Christopher  Portner
--------------------------
Christopher  Portner                  Director