Form 10QSB/A
period 2006-04-01
CYTATION CORP
filed 2006-07-21
CIK 95047

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB/A
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2006

                                       OR

[ ] TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR 15(d) OF THE SECURITIES
     EXCHANGE  ACT  OF  1934

                    For the transition period from to ______

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

             AMENDMENT NO. 1 TO THE QUARTERLY REPORT ON FORM 10-QSB
                       FOR THE QUARTER ENDED APRIL 1, 2006

                                EXPLANATORY NOTE

Cytation Corp. ("Cytation" or the "Company") is filing this amendment to Form 10-QSB (the "Amendment") for the fiscal quarter ended April 1, 2006, as filed with the Securities and Exchange Commission on May 22, 2006 (the "Original Filing"). The purpose of filing this Amendment is to bring the Financial
Statements and Management's Discussion and Analysis of Financial Condition included herein into conformity with the corresponding sections of the Company's Definitive Information Statement on Schedule 14C, filed with the Securities and Exchange Commission on June 27, 2006. This Amendment does not update any disclosures to reflect developments since the date of the Original Filing.

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

As  such,  we  have  filed  the  following  exhibits  herewith:

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Acting Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Acting Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except as described above, no other changes have been made to the Original Filing and this Form 10-QSB/A does not amend, update or change any other items or disclosures in the Original Filing.

                                TABLE OF CONTENTS

PART  I    FINANCIAL  INFORMATION                                           PAGE

Item  1    Financial  Statements

              Consolidated  Balance  Sheets
               As  of  April  1,  2006  (unaudited)                           4

              Consolidated  Statements  of  Operations
               Three  Months  ended  April  1,  2006  (unaudited)  and
               Three  Months  ended  March  31,  2005  (unaudited)            5

              Consolidated  Statements  of  Cash  Flows
                Three  Months  ended  April  1,  2006  (unaudited)  and
               Three  Months  ended  March  31,  2005  (unaudited)            6

              Notes  to  Consolidated  Financial  Statements                  7

Item 2     Management's Discussion and Analysis or Plan of Operation         14

PART  II   OTHER  INFORMATION

Item  6    Exhibits                                                          21

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

PART I     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                                         Cytation Corporation
                                      Consolidated Balance Sheet

                                                ASSETS
                                                                         (UNAUDITED)      (AUDITED)
                                                                           April 1,      December 31,
                                                                            2006            2005
                                                                      ----------------  -------------
CURRENT ASSETS:
      Cash                                                            $     3,402,694   $        221
      Certificates of Deposit                                                 152,833              -
      Accounts receivable                                                   2,814,314
      Notes receivable, other                                                  11,652              -
      Inventory                                                             2,476,341
      Prepaid expenses and other current assets                               121,195              -
                                                                      ----------------  -------------
           Total Current Assets                                             8,979,029            221

PROPERTY AND EQUIPMENT, NET                                           $     1,821,237   $          -

GOODWILL                                                                    4,108,401              -
                                                                      ----------------  -------------
           TOTAL ASSETS                                               $    14,908,667   $        221
                                                                      ================  =============

                               LIABILITIES AND STOCKHOLDERS'EQUITY(DEFICIT)

 CURRENT LIABILITIES:
      Current Maturities of Long Term Debt                            $        41,895   $          -
      Accounts payable and Accrued Expenses                                 2,835,127         48,416
      Accounts Payable Under Dealer Incentive Programs                        395,094
      Estimated Warranties                                                    860,000
      Compensation and Related Accruals                                       614,336
      Accrued Shareholder Distributions                                       775,000
      Other Accruals                                                          339,787
      Income Tax Payable                                                      261,173              -
      Accrued Preferred Dividends                                             113,086
      Notes payable and Accrued Interest                                            -          5,500
                                                                      ----------------  -------------
           Total Current Liabilities                                        6,235,498         53,916

 LONG TERM LIABILITIES:
      Accrued earnout on purchase of Deer Valley Homebuilders, Inc.           496,407              -
      Long-Term Debt, Net of Current Maturities                             1,424,009         85,000

 COMMITMENTS AND CONTINGENCIES                                                      -              -

 STOCKHOLDERS' EQUITY(DEFICIT):
      Series A Preferred stock, $0.01 par value, 750,000
 shares authorized, 745,626 shares issued and outstanding                   1,491,243              -
      Series B Preferred stock, $0.01 par value, 49,451
 shares authorized, 49,451 shares issued and outstanding                          495              -
      Series C Preferred stock, $0.01 par value, 26,750
 shares authorized, 26,750 shares issued and outstanding                          267              -
      Common stock, $0.001 par value, 2,000,000
 shares authorized, 1,000,000 and 982,622 shares issued and
        outstanding, respectively                                               1,000            982
      Additional paid-in capital                                           39,314,238     32,723,371
      Accumulated deficit                                                 (34,054,490)   (32,863,048)
                                                                      ----------------  -------------
           TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                             6,752,753       (138,695)

           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)       $    14,908,667   $        221
                                                                      ================  =============

                                          Cytation Corporation
                                  Consolidated Statements of Operations
                       For The Three Months Ended April 1, 2006 and March 31, 2005
                                                (Unaudited)

                                                                       2006            2005
                                                                   ------------  ----------------
REVENUE                                                            $12,913,079   $             -

COST OF REVENUE                                                     10,895,389             1,182
                                                                   ------------  ----------------
GROSS PROFIT                                                         2,017,690            (1,182)

OPERATING EXPENSES:
     Depreciation                                                       36,065               512
     Selling, general and administrative                             1,249,327            28,810
                                                                   ------------  ----------------
          TOTAL OPERATING EXPENSES                                   1,285,392            29,322
                                                                   ------------  ----------------
          OPERATING INCOME/(LOSS)                                      732,298           (30,504)

OTHER INCOME (EXPENSES)
     Loss on termination of ARE agreement                                    -            (5,000)
     Interest expense, net                                             (13,867)           (1,889)
     Other Income                                                        6,243                 -
                                                                   ------------  ----------------
          TOTAL OTHER EXPENSES                                          (7,624)           (6,889)

          INCOME/(LOSS) BEFORE INCOME TAXES                            724,674           (37,393)

INCOME TAX EXPENSE                                                     261,173                 -
                                                                   ------------  ----------------
          NET INCOME (LOSS)                                            463,501           (37,393)

          Dividends to preferred stockholders                          113,086                 -
          Deemed dividend to preferred stockholders on
          Beneficial conversion feature                              1,491,243                 -
                                                                   ------------  ----------------
          NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS        (1,140,828)          (37,393)

Net Income/(Loss) Per Share (Basic)                                      (1.14)            (0.04)
Net Income/(Loss) Per Share (Fully Diluted)                              (1.14)            (0.04)

Weighted Average Common Shares Outstanding                           1,000,000           873,996 *
Weighted Average Common and Common Equivalent Shares Outstanding     1,000,000           873,996 *

* Reflects 2 for 1 stock split

                                  Cytation Corporation
                           Consolidated Statements of Cash Flows
                For The Three Months Ended April 1, 2006 and March 31, 2005
                                         (Unaudited)

                                                                                  2006          2005
                                                                            ----------------  ----------
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                                  463,502      (37,393)
 Adjustments to reconcile net income (loss) to net cash provided for/used in operating activities:
 Depreciation                                                                        36,065          512
 Accrued interest on note payable                                                         0        1,385
            Loss on termination of ARE Agreement                                          0        5,000
            Changes in assets and liabilities:
            Increase in certificate of deposit                                       (1,415)
            Increase in receivables                                                (673,910)
            Increase in other receivables                                            (4,152)
            Increase in inventories                                              (1,360,783)
            Increase in prepayments and other assets                                (68,775)       8,434
            Increase in accounts payable                                            954,070      (49,751)
            Increase in accounts payable under dealer incentives                     54,662
            Increase in estimated warranties                                        110,000
            Increase in accrued compensation and related expenses                   200,397
            Increase in other accrued expenses                                       20,455
            Increase in income taxes payable                                        261,173

               CASH FLOW USED IN OPERATING ACTIVITIES                                (8,711)     (71,813)

 CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of equipment                                                       (245,771)        (612)
      Purchase of business, net of cash acquired                                 (2,777,116)           0

               CASH FLOW USED IN INVESTING ACTIVITIES                            (3,022,887)        (612)

 CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from issuance of preferred stock                                   6,541,014
      Proceeds from issuance of common stock                                             18       23,500
      Payment of stockholder distributions                                         (150,000)
      Proceeds from long-term debt                                                   43,039        5,000

               CASH FLOW PROVIDED BY FINANCING ACTIVITIES                          6,434,071      28,500

               NET INCREASE (DECREASE) IN CASH                                     3,402,473     (43,925)

 CASH, Beginning                                                                         221      65,644

 CASH, Ending                                                                      3,402,694      21,719

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid during the quarter for:
         Interest                                                                     13,867            0
         Taxes                                                                             0          828

 SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES:
      Additional purchase price accrued under earnout provision                      496,407            0

      Accrual of dividends on preferred stock                                        113,086            0

      Deemed dividend on beneficial conversion feature                             1,491,243

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

Stock Options and Warrants:
---------------------------

The following table summarizes the activity related to all Company stock options and warrants for the three months ended April 1, 2006 and the year ended December 31, 2005:

                                                                                     Weighted Average
                                                                  Exercise Price    Exercise Price
                                                      Stock         per Share           per Share
                                       Warrants      Options   Warrants   Options  Warrants   Options
                                      -----------------------------------------------------------------
Outstanding at January 1, 2005          -              -          -         -         -         -
  Granted                               -              -          -         -         -         -
  Exercised                             -              -          -         -         -         -
  Canceled or expired                   -              -          -         -         -         -
                                      ---------------------
Outstanding at December 31, 2005           -           -          -         -         -         -
  Granted                              21,210,368      -     $0.75-2.25     -       $1.52       -
  Exercised                                -           -          -         -         -         -
  Canceled or expired                      -           -          -         -         -         -
                                      ---------------------
Outstanding at April 1, 2006           21,210,368      -     $0.75-2.25     -       $1.52       -
                                      =====================
Exercisable at April 1, 2006           21,210,368      -     $0.75-2.25     -       $1.52       -

The warrants expire at various dates ranging from January 2011 through March
2013.

                                 CYTATION CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

4. Earnings Per Share
  -------------------
                                          Three Months Ended
                                      -------------------------
                                         April 1,     March 31,
                                           2006         2005
                                      -------------------------

Net income available to
common shareholders                   $(1,140,828) $(37,393)
                                      -----------  ------------

Weighted average shares outstanding:
Basic                                   1,000,000   873,996

Earnings per share:
Basic                                 $    (1.14) $  (0.04)
                                      -----------  ------------

Diluted*                              $    (1.14) $  (0.04)
                                      -----------  ------------

* Diluted weighted average per share outstanding for three months ended April 1, 2006 does not include the effect of dilutive Series A, B, and C
     Preferred Stock and Series A, B, C, D, BD-1, BD-2, and BD-3 Warrants because to do so would have been antidilutive (see detailed list of antidiluted shares below). Accordingly, basic and diluted net loss per share for this period is the same.

                                                  COMMON STOCK
                         SECURITIES                EQUIVALENT
                      ----------------------------------------
                      PREFERRED:

                      Series A Preferred             9,941,620
                      Series B Preferred             4,945,100
                      Series C Preferred             2,675,000

                      WARRANTS:

                      Class A Warrants               9,941,639
                      Class B Warrants               4,970,824
                      Class C Warrants               2,000,000
                      Class D Warrants               2,000,000
                      Class BD-1 Warrants              919,162
                      Class BD-2 Warrants              919,162
                      Class BD-3 Warrants              459,581
                                                   -----------
                      Total antidilutive shares     38,772,088
                                                   ===========

5. Product Warranties
---------------------

The Company provides the retail home buyer a one-year limited warranty covering defects in material or workmanship in home structure, plumbing and electrical systems. The Company estimated warranty costs are accrued at the time of the sale to the dealer following industry standards and historical warranty cost incurred. Periodic adjustments to the estimated warranty accrual are made as events occur which indicate changes are necessary. As of April 1, 2006, the Company has provided a liability of $860,000 for estimated warranty costs relating to homes sold, based upon management's assessment of historical experience factors and current industry trends.

Management reviews its warranty requirements at the close of each reporting period and adjusts the reserves accordingly. The following tabular presentation reflects activity in warranty reserves during the periods presented:

                                          April 1,   December 31,
                                            2006         2005
                                      ---------------------------
                                              (Unaudited)

     Balance at Beginning of Period     $  750,000  $          0
       Warranty Charges                    744,712             0
       Warranty Payments                  (634,712)            0
                                        ----------          ----
     Balance at End of Period           $  860,000             0
                                      ===========================

6. Critical Accounting Policies and Estimates
---------------------------------------------

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

7. Recent Accounting Pronouncements
  ---------------------------------

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

8. Commitments and Contingent Liabilities
  ---------------------------------------

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

9. Capital Stock Purchase Agreement and Issuance of Equity
   -------------------------------------------------------

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

                                 CYTATION CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

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

In connection with the Series A Convertible Preferred Stock offering the Company Calculated the effect of EITF 00-27 and EITF 98-5 and determined on a relative fair value basis that of the $7,456,215 raised $5,699,186 was attributable to the beneficial conversion feature of the warrants and $1,787,029 was attributable to the beneficial conversion feature of the preferred stock. As such, the Company adjusted its balance sheet to reflect an increase of $5,699,186 to additional paid-in capital and $1,787,029 to preferred stock. The Company also noted that of the $1,787,029 booked to preferred that 100% was allocated to the beneficial conversion feature and was recorded as a reduction to preferred stock and an increase to additional paid-in capital. During the period, $1,491,243 was amortized from the date of issuance through the earliest conversion date allowed pursuant to the stated rights of the preferred currently contemplated as a year from issuance. Conversion can also occur anytime after the SEC declares the registration statement effective. When the SEC declares the registration statement effective all remaining un-amortized beneficial conversion feature (as of April 1, 2006 $5,964,972) shall be considered a deemed dividend to preferred stockholders during that period.

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

NET INCOME (LOSS). The net income for the quarter ended April 1, 2006 was $463,501. After accounting for the dividend payable to preferred shareholders and the deemed dividend to preferred shareholders on benficial conversion features, the net loss for the quarter ended April 1, 2006 was $1,140,828. Increased production and sales of Deer Valley's operations have bolstered net income.

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

WARRANTIES

     We provide our retail buyers with a one-year limited warranty covering defects in material or workmanship, including plumbing and electrical systems. We record a liability for estimated future warranty costs relating to homes sold, based upon our assessment of historical experience and industry trends. In making this estimate, we evaluate historical sales amounts, warranty costs related to homes sold and timing in which any work orders are completed. We had a reserve for estimated warranties of $860,000 as of April 1, 2006. Although we maintain reserves for such claims, there can be no assurance that warranty expense levels will remain at current levels or that the reserves that we have set aside will continue to be adequate. A large number of warranty claims which exceed our current warranty expense levels could have a material adverse affect upon our results of operations.

VOLUME  INCENTIVES  PAYABLE

     We have relied upon volume incentive payments to our independent dealers who retail our products. These volume incentive payments are accounted for as a reduction to gross sales, and are estimated and accrued when sales of our manufactured homes are made to our independent dealers. Volume incentive reserves are recorded based upon the annualized purchases of our independent dealers who purchase a qualifying amount of home products from us. We accrue a liability to our dealers, based upon estimates derived from historical payout rates. We had a reserve for volume incentives payable of $137,779 as of April 1, 2006.

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

SUBSEQUENT  EVENT

     On  April 18, 2006, Deer Valley purchased the Sulligent Property from Steve
J. Logan. The Sulligent Property consists of a 65,992 square foot manufacturing plant located on approximately 13 acres of land. The purchase price for the Sulligent Property was $725,000, paid in cash at closing. Deer Valley obtained the funds for the purchase price of the Sulligent Property from its revolving line of credit described above under the heading "Financing." Prior to acquiring the Sulligent Property, Deer Valley's plant on the Sulligent Property operated, beginning on February 20, 2006, under a short-term lease.

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

PART  II     OTHER  INFORMATION

ITEM  6.     EXHIBITS

EXHIBIT NO.     DESCRIPTION
-----------     -----------

31.01 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02 Certification of Acting Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02 Certification  of  Acting  Chief  Financial  Officer pursuant to 18 U.S.C.
      Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
---------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      Cytation  Corporation
                                      ---------------------
                                          (Registrant)


Dated:  July  18,  2006           By: /s/  Charles  G.  Masters
                                      -------------------------
                                      Charles  G.  Masters
                                      President  &  Chief  Executive  Officer