Form 10QSB
period 2006-07-01
DEER VALLEY CORP
filed 2006-08-14
CIK 95047

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                   FOR THE QUARTERLY PERIOD ENDED JULY 1, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from to ______

                          Commission file number 114800

                             DEER VALLEY CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                FLORIDA                                     20-5256635
    (State  or  other  jurisdiction  of                 (I.R.S.  employer
    incorporation  or  organization)                   identification  no.)

4902  EISENHOWER  BLVD.,  SUITE  185,  TAMPA,  FL              33634
   (Address of principal executive offices)                 (Zip code)

       Registrant's telephone number, including area code:  (813) 885-5998

                              CYTATION CORPORATION
             Former name of Registrant, if changed since last report

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

The Registrant had 6,825,644 shares of Common Stock, par value $0.001 per share, outstanding as of August 4, 2006.

                                TABLE OF CONTENTS

PART  I    FINANCIAL  INFORMATION                                        PAGE

Item  1    Financial  Statements                                         F-1

           Consolidated  Balance  Sheets
               As  of  July  1,  2006  (unaudited)
               As  of  December  31,  2005  (audited)                    F-2

           Consolidated  Statements  of  Operations
               Three  Months  ended  July  1,  2006  (unaudited)
               Three  Months  ended  June  30,  2005  (unaudited)
               Six  Months  ended  July  1,  2006  (unaudited)  and
               Six  Months  ended  June  30,  2005  (unaudited)          F-3

           Consolidated  Statements  of  Cash  Flows
               Six  Months  ended  July  1,  2006  (unaudited)
               Six  Months  ended  June  30,  2005  (unaudited)          F-4

           Notes  to  Consolidated  Financial  Statements             F-5 - F-17

Item 2     Management's Discussion and Analysis or Plan of Operation      3

Item  3    Controls  and  Procedures                                     10

PART  II   OTHER  INFORMATION

Item  1    Legal  Proceedings                                            11

Item  2    Unregistered Sales of Equity Securities and Use of Proceeds   11

Item  3    Defaults  Upon  Senior  Securities                            11

Item  4    Submission  of  Matters  to  a  Vote  of  Security  Holders   11

Item  5    Other  Information                                            12

Item  6    Exhibits                                                      12

     Unless otherwise indicated or the context otherwise requires, all references below in this filing to "we," "us," the "Company," and "Deer Valley" are to Deer Valley Corporation, a Florida corporation, together with its wholly-owned subsidiary, Deer Valley Homebuilders, Inc., an Alabama corporation.

PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             DEER VALLEY CORPORATION
                     [FORMERLY KNOWN AS CYTATION CORPORATION
                             THROUGH JULY 24, 2006]


UNAUDITED FINANCIAL STATEMENTS

CONTENT:

Balance Sheets as of July 1, 2006 (unaudited) and December 31, 2005
(audited)                                                                F-2

Statements of Operations for the Three and Six month periods ending
July 1, 2006 (unaudited) and June 30, 2005 (unaudited)                   F-3

Statements of Cash Flows for the Six month periods ending July 1,
2006 (unaudited) and June 30, 2005 (unaudited)                           F-4

Notes to Financial Statements                                         F-5 - F-17

                            DEER VALLEY CORPORATION
         [FORMERLY KNOWN AS CYTATION CORPORATION THROUGH JULY 24, 2006]
                          CONSOLIDATED BALANCE SHEETS

                                   ASSETS
                                                  JULY 01,          DECEMBER 31,
                                                   2006                 2005
                                              -------------        -------------
                                                (UNAUDITED)          (AUDITED)
CURRENT ASSETS:
   Cash                                       $  4,425,919         $        221
   Certificates of Deposit
    (more than 90 days)                            154,247                    -
   Accounts Receivable                           3,210,143
   Notes Receivable, Other                           6,000                    -
   Inventory                                     2,516,825
   Prepaid expenses and
    other current assets                           155,763                     -
                                              -------------        -------------
Total Current Assets                            10,468,897                  221

Property and Equipment, Net                      2,532,771                    -

   Loan Cost                                        97,298
   Goodwill                                      5,031,699                    -
                                              -------------        -------------
TOTAL ASSETS                                  $ 18,130,665         $        221
                                              =============        =============

                  LIABILITIES AND STOCKHOLDERS'EQUITY(DEFICIT)

CURRENT LIABILITIES:
   Current Maturities of Long Term Debt       $     38,852         $          -
   Accounts payable and Accrued Expenses         2,460,107               48,416
   Accounts Payable Under Dealer
    Incentive Programs                             632,428
   Estimated Warranties                          1,150,000
   Compensation and Related Accruals               896,468
   Accrued Shareholder Distributions                     -
   Other Accruals                                   22,141
   Income Tax Payable                              601,950                    -
   Accrued Preferred Dividends                     241,784
   Notes payable and Accrued Interest                    -                5,500
                                              -------------        -------------
Total Current Liabilities                        6,043,730               53,916

LONG TERM LIABILITIES:
   Long-Term Debt, Net of Current Maturities     3,284,602               85,000
                                              -------------        -------------
TOTAL LIABILITIES                                9,328,332              138,916
                                              -------------        -------------
STOCKHOLDERS' EQUITY (DEFICIT):

   Series A Preferred stock, $0.01 par value,
   750,000 shares authorized, 745,622 shares
   issued and outstanding                        3,329,762                    -

   Series B Preferred stock, $0.01 par value,
   49,451 shares authorized, 49,451 shares
   issued and outstanding                              495                    -

   Series C Preferred stock, $0.01 par value,
   26,750 shares authorized, 26,750 shares
   issued and outstanding                              267                    -

   Series D Preferred stock, $0.01 par value,
   132,081 shares authorized, 132,081 shares
   issued and outstanding                          240,969                    -

   Common stock, $0.001 par value, 2,000,000
   shares authorized, 1,000,000 and 982,622
   shares issued and outstanding, respectively       1,000                  982

   Additional paid-in capital                   40,504,049            32,723,371

   Retained Earnings and Accumulated deficit   (35,274,209)          (32,863,048)
                                              -------------        -------------
TOTAL STOCKHOLDERS EQUITY (DEFICIT)              8,802,333             (138,695)
                                              -------------        -------------
TOTAL LIABILITIES AND STOCKHOLDERS
 EQUITY (DEFICIT)                             $ 18,130,665         $        221
                                              =============        =============

                                               DEER VALLEY CORPORATION
                            [FORMERLY KNOWN AS CYTATION CORPORATION THROUGH JULY 24, 2006]
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                         FOR THE THREE AND SIX MONTH PERIODS ENDING JULY 1, 2006 (UNAUDITED)
                                             AND JUNE 30, 2005 (UNAUDITED).


                                                                                JULY 1ST      JUNE 30TH     JULY 1ST      JUNE 30TH
                                                                                  2006          2005          2006           2005
                                                                               ------------  ------------  ------------  -----------
                                                                               (UNAUDITED)   (UNAUDITED)   (UNAUDITED)   (UNAUDITED)
REVENUE                                                                        $18,952,394   $         -   $31,865,474   $        -

COST OF REVENUE                                                                 15,705,760           375    26,601,150        1,557
                                                                               ------------  ------------  ------------  -----------

GROSS PROFIT                                                                     3,246,634          (375)    5,264,324       (1,557)

OPERATING EXPENSES:
  Depreciation                                                                           -           525             -        1,037
  Selling, general and administrative                                            1,701,951       106,594     2,983,004      135,404
                                                                               ------------  ------------  ------------  ----------

TOTAL OPERATING EXPENSES                                                         1,701,951       107,119     2,983,004      136,441
                                                                               ------------  ------------  ------------  ----------

OPERATING INCOME/(LOSS)                                                          1,544,683      (107,494)    2,281,320     (137,998)

OTHER INCOME (EXPENSES)
  Loss on termination of ARE agreement                                                   -             -             -       (5,000)
  Loss on sale                                                                                    (4,270)                    (4,270)
  Interest expense, net                                                            (21,798)       (1,385)      (35,664)      (3,274)
  Other Income                                                                      25,002             -        31,245            -
                                                                               ------------  ------------  ------------  ----------

TOTAL OTHER EXPENSES                                                                 3,204        (5,655)       (4,420)     (12,544)
                                                                               ------------  ------------  ------------  ----------

INCOME/(LOSS) BEFORE INCOME TAXES                                                1,547,887      (113,149)    2,276,900     (150,542)

INCOME TAX EXPENSE                                                                (559,422)            -      (820,595)           -
                                                                               ------------  ------------  ------------  ----------

NET INCOME/(LOSS)                                                              $   988,465   $  (113,149)  $ 1,456,305   $  150,542

  Dividends to preferred stockholders                                            (128,696)             -      (241,782)           -
  Deemed dividend to preferred stockholders
  on beneficial conversion feature                                             (2,079,488)             -    (3,570,731)           -
                                                                               ------------  ------------  ------------  ----------

NET (LOSS) AVAILABLE TO COMMON SHAREHOLDERS                                    $(1,219,719)  $  (113,149)  $(2,356,208)  $ (150,542)

NET (LOSS) PER SHARE (BASIC)                                                   $     (1.22)  $     (0.12)  $     (2.36)  $    (0.17)
NET (LOSS) PER SHARE (FULLY DILUTED)                                           $     (1.22)  $     (0.12)  $     (2.36)  $    (0.17)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                       1,000,000       922,662*    1,000,000      898,144
WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING                 1,000,000       922,662*    1,000,000      898,144

* REFLECTS 2 FOR 1 STOCK SPLIT

                                                  DEER VALLEY CORPORATION
                            [FORMERLY KNOWN AS CYTATION CORPORATION THROUGH JULY 24, 2006]
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTH PERIODS ENDING JULY 1, 2006 (UNAUDITED) AND
                                               JUNE 30, 2005 (UNAUDITED).

                                                                                                          2006         2005
                                                                                                      ------------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                                   $ 1,456,305   $(150,542)
  Adjustments to reconcile net income (loss) to net cash provided for/used in operating activities:
    Depreciation and Amortization                                                                          85,372       1,036
    Accrued interest on note payable                                                                            -       2,770
    Stock based compensation                                                                                8,651      20,333
    Loss on Termination of ARE Agreement                                                                        -       5,000
    (Gain) or Loss on Sale of property and equipment                                                      (14,624)      4,270
    Non-cash consulting fee                                                                                     -      64,830
    Changes in assets and liabilities:                                                                          -           -
    Increase/Decrease in Receivables                                                                   (1,069,739)          -
    Increase/Decrease in Other Receivables                                                                  1,500           -
    Increase/Decrease in Inventories                                                                   (1,401,267)          -
    Increase/Decrease in Prepayments and other assets                                                    (103,343)      8,706
    Increase/Decrease in Accounts Payable                                                               1,245,672     (47,141)
    Increase/Decrease in Accounts Payable under dealer incentives                                         291,996           -
    Increase/Decrease in Income Taxes Payable                                                             820,595           -
    Increase/Decrease in estimated warranties                                                             400,000           -
    Increase/Decrease in Compensation and related accruals                                                482,529           -
    Increase/Decrease in Accrued shareholder distributions                                               (925,000)          -
    Increase/Decrease in Accrued Expenses                                                                (441,761)          -
                                                                                                      ------------  ----------
CASH FLOW PROVIDED FOR/USED IN OPERATING ACTIVITIES                                                   $   836,886   $ (90,738)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of equipment                                                                                 (990,338)       (810)
  Purchase of Company                                                                                  (6,475,000)          -
  Proceeds from sales of marketable securities                                                             (2,829)          -
                                                                                                      ------------  ----------
CASH FLOW USED IN INVESTING ACTIVITIES                                                                $(7,468,167)  $    (810)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds (Repayment) of Notes Payable                                                                   495,886           -
  Proceeds from Preferred issuances                                                                     7,728,780           -
  Loan Costs                                                                                              (98,950)          -
  Proceeds from issuance of common stock                                                                        -      23,500
  Collections (issuance) of note receivable                                                                     -       5,000
                                                                                                      ------------  ----------
CASH FLOW PROVIDED BY FINANCING ACTIVITIES                                                            $ 8,125,716   $  28,500

NET INCREASE (DECREASE) IN CASH                                                                       $ 1,494,435   $ (63,048)

CASH, Beginning                                                                                         2,931,484      65,644
CASH, Ending                                                                                            4,425,919       2,596

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the Quarter for:
    Interest                                                                                               47,262           -
    Taxes                                                                                                 615,200         828

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES:
  Additional purchase price accrued under earnout provision                                           $ 1,319,705   $       -
  Accrual of dividends on preferred stock                                                             $   241,782   $       -
  Deemed dividend on beneficial conversion feature                                                    $ 3,570,731   $       -

                             DEER VALLEY CORPORATION
         [FORMERLY KNOWN AS CYTATION CORPORATION THROUGH JULY 24, 2006]
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. BASIS OF PRESENTATION
------------------------

The accompanying unaudited consolidated financial statements for the three and six month periods ended July 1, 2006 and June 30, 2005 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The unaudited financial information included in this report includes all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods. The operations for the three and six month periods ended July 1, 2006 and June 30, 2005 are not necessarily indicative of the results of the full fiscal year.

The condensed consolidated financial statements included in this report should be read in conjunction with the financial statements and notes thereto included in the Registrant's December 31, 2005 Annual Report on Form 10-K and subsequent filings on Form 8-K and Schedule 14C.

2.  INVENTORIES
---------------

Inventories are stated at the lower of cost (first-in, first-out method) or market. Work-in-process and finished goods inventories include an allocation for labor and overhead costs. Inventories at July 1, 2006 and December 31, 2005 are summarized as follows:

                              JULY 1, 2006             DECEMBER 31, 2005
                              ------------             -----------------
                              (UNAUDITED)                  (AUDITED)

Raw materials                 $1,436,724                $            -
Work-in-process                  424,581                             -
Finished goods                   655,520                             -
                              ------------             -----------------
   TOTALS                     $2,516,825                $            -
                              ============             =================

3. ACCOUNTING FOR STOCK BASED COMPENSATION
------------------------------------------

At  July  1,  2006, the Company had not yet created a stock incentive plan which

                             DEER VALLEY CORPORATION
         [FORMERLY KNOWN AS CYTATION CORPORATION THROUGH JULY 24, 2006]
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


authorizes the issuance of options to purchase common stock. Prior to January 1, 2006, the Company accounted for Stock Options and Stock Based Compensation under the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations, as permitted by FASB Statement No. 123, "Accounting for Stock-Based Compensation". No stock-based employee compensation cost was recognized in the Statement of Operations for the three and six months ended June 30, 2005. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 are based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006 are based on the grant-date fair value estimated in accordance with the provisions of SFAS No.123(R). Results for prior periods have not been restated.

As a result of adopting SFAS No.123(R) on January 1, 2006, this statement did not have any effect on the Company's net income and earning per share for the periods ended July 1, 2006 since no options were granted.

STOCK  OPTIONS  AND  WARRANTS:

The following table summarizes the activity related to all Company stock options and warrants for the three months ended July 1, 2006 and the year ended December 31, 2005:

                                                                                             WEIGHTED AVERAGE
                                                                     EXERCISE PRICE           EXERCISE PRICE
                                                                       PER SHARE                 PER SHARE
                                  WARRANTS      STOCK OPTIONS     WARRANTS     OPTIONS     WARRANTS     OPTIONS
                                 ----------     -------------     --------     -------     --------     -------
OUTSTANDING AT JANUARY 1, 2005          -                   -    $      -      $     -     $     -      $     -
   Granted                              -                   -           -            -           -            -
   Exercised                            -                   -           -            -           -            -
   Cancelled or expired                 -                   -           -            -           -            -
                                 ----------     -------------     --------     -------     --------     -------
OUTSTANDING AT DECEMBER 31, 2005        -                   -           -            -           -            -
   Granted                       21,210,368                 -    $0.75-2.25          -     $  1.52            -
   Exercised                            -                   -           -            -           -            -
   Cancelled or expired                 -                   -           -            -           -            -
                                 ----------     -------------     --------     -------     --------     -------
OUTSTANDING AT APRIL 1, 2006     21,210,368                 -    $0.75-2.25          -     $  1.52            -
   Granted                        1,609,284                 -    $0.75-3.00          -     $  2.10            -
   Exercised                            -                   -           -            -           -            -
   Cancelled or expired                 -                   -           -            -           -            -
                                 ----------     -------------     --------     -------     --------     -------
OUTSTANDING AT JULY 1, 2006      22,819,652                 -    $0.75-3.00          -     $  1.58            -
                                 ----------     -------------     --------     -------     --------     -------
EXERCISABLE AT JULY 1, 2006      22,819,652                 -    $0.75-3.00          -     $  1.58            -
                                 ----------     -------------     --------     -------     --------     -------

                             DEER VALLEY CORPORATION
         [FORMERLY KNOWN AS CYTATION CORPORATION THROUGH JULY 24, 2006]
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


The  warrants  expire  at  various dates ranging from January 2011 through March
2013.

4. EARNINGS PER SHARE
---------------------
                             THREE MONTHS ENDED           SIX MONTHS ENDED
                            JULY 1,      JUNE 30,       JULY 1,       JUNE 30,
                             2006          2005          2006          2005
                          ----------   ------------   -----------   -----------
NET INCOME AVAILABLE TO
COMMON SHAREHOLDERS      ($1,219,719)   ($113,149)    ($2,356,208)   ($150,542)
                          ----------   ------------   -----------   -----------
Weighted average shares
outstanding:
   Basic                   1,000,000     922,622        1,000,000      898,144

EARNINGS PER SHARE:
   BASIC                      ($1.22)     ($0.12)          ($2.36)      ($0.17)
                         ===========   ============   ============   ==========
   DILUTED*                   ($1.22)     ($0.12)          ($2.36)      ($0.17)
                         ===========   ============   ============   ==========

*Diluted weighted average per share outstanding for three and six month periods ended June 30, 2006 does not include the effect of dilutive Series A, B, C and D Preferred Stock and Series A, B, C, D, E, BD-1, BD-2, BD-3, BD-4 and BD-Warrants because to do so would have been antidilutive (see detailed list of antidiluted shares below). Accordingly, basic and diluted net loss per share for this period is the same.

SECURITIES                   COMMON STOCK EQUIVALENTS
-----------------------------------------------------
Preferred:

Series A Preferred                    9,941,620
Series B Preferred                    4,945,100
Series C Preferred                    2,675,000
Series D Preferred                      880,540

Warrants:

Class A Warrants                     10,538,137
Class B Warrants                      4,970,824
Class C Warrants                      2,000,000
Class D Warrants                      2,000,000
Class E Warrants                        880,540
Class BD-1 Warrants                     919,162
Class BD-2 Warrants                     919,162
Class BD-3 Warrants                     459,581
Class BD-4 Warrants                      66,121
Class BD-5 Warrants                      66,121
                                    ----------------
Total antidilutive shares            41,261,908
                                    ================

                             DEER VALLEY CORPORATION
         [FORMERLY KNOWN AS CYTATION CORPORATION THROUGH JULY 24, 2006]
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


5. PRODUCT WARRANTIES
---------------------

The Company provides the retail home buyer a one-year limited warranty covering defects in material or workmanship in home structure, plumbing, and electrical systems. The Company's estimated warranty costs are accrued at the time of the sale to the dealer following industry standards and historical warranty costs incurred. Periodic adjustments to the estimated warranty accrual are made as events occur which indicate changes are necessary. As of July 1, 2006, the Company has provided a liability of $1,150,000 for estimated warranty costs relating to homes sold, based upon management's assessment of historical experience factors and current industry trends.

Management reviews its warranty requirements at the close of each reporting period and adjusts the reserves accordingly. The following tabular presentation reflects activity in warranty reserves during the periods presented:

                                JULY 1,          DECEMBER 31,
                                 2006               2005
                             ------------       -------------
                             (unaudited)
BALANCE AT BEGINNING OF
PERIOD                       $   860,000        $          -
  Warranty Charges             1,242,020                   -
  Warranty Payments             (952,020)                  -
                             ------------       -------------
BALANCE AT END OF PERIOD     $ 1,150,000        $          -
                             ============       =============

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

REVENUE  RECOGNITION

The Company recognizes revenues for manufactured homes sold to independent dealers when all of the following conditions have been met:

     -    an  order  for  the  home  has  been  received  from  the  dealer,
     -    an agreement  with  respect  to  payment  terms  (usually  in the form

                             DEER VALLEY CORPORATION
         [FORMERLY KNOWN AS CYTATION CORPORATION THROUGH JULY 24, 2006]
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


          of a written or verbal approval for payment has been received from the dealer's flooring institution),
     -    the home has been shipped, and
     -    risk of loss has passed to the independent dealer.

ADVERTISING COSTS

Advertising costs are charged to operations when incurred and are included in operating expenses. Advertising costs for the three and six month periods ending July 1, 2006 and June 30, 2005 were $35,788, $60,233, $0, and $0, respectively.

GOODWILL

As a result of the acquisition of DeerValley Acquisitions Corp. and Deer Valley Homebuilders, Inc., on January 18, 2006, goodwill is reflected on the consolidated balance sheets. A valuation was performed by the Company and it was determined that the estimated fair value of the goodwill in the accounts exceeded its book value by $3,611,994. With the accrual for the Earnout Agreement an additional $496,407 was booked for 2005 and $823,298 has been booked to goodwill through July 1, 2006. There was an additional $100,000 paid representing a purchase price adjustment bringing total goodwill as of July 1, 2006 to $5,031,699. There is no assurance that the value of the acquired entities will not decrease in the future due to changing business conditions.

DEALER  INCENTIVE  PROGRAMS

The Company provides rebates to dealers based upon a predetermined formula applied to the volume of homes sold to the dealer during the year. These rebates are recorded at the time the dealer sales are consummated.

RESERVE  FOR  REPURCHASE  COMMITMENTS

DVH is contingently liable under the terms of repurchase agreements with financial institutions providing inventory financing for retailers of DVH's products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The risk of loss under these agreements is spread over numerous retailers. The price DVH is obligated to pay generally declines over the period of the agreement (typically 18 to 24 months) and the risk of loss is further reduced by the sale value of repurchased homes. The maximum amount for which the Company is contingently liable under repurchase agreements is approximately $13,546,000 at July 1, 2006. As of July 1, 2006 the Company had reserved $65,275 for future repurchase losses, based on

                             DEER VALLEY CORPORATION
         [FORMERLY KNOWN AS CYTATION CORPORATION THROUGH JULY 24, 2006]
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


prior experience and an evaluation of dealers' financial conditions. DVH to date has not experienced significant losses under these agreements, and management does not expect any future losses to have a material effect on the accompanying financial statements.


7. RECENT ACCOUNTING PRONOUNCEMENTS
-----------------------------------

The Financial Accounting Standards Board (FASB) has recently issued the following accounting standards, which are effective as of January 1, 2007.

FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes" (FIN 48) is an interpretation which clarifies FASB No. 109, "Accounting for Income Taxes". This Statement addresses uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. Any cumulative impact resulting from the adoption of FIN 48 would be recorded as an adjustment to beginning retained earnings. The Company is currently evaluating the impact of FIN 48 on the Company's Consolidated Financial Statements.

SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140" (SFAS No. 155) addresses the application of beneficial interests in securitized financial assets. The adoption of SFAS No. 155 is not anticipated to have an impact on the Company's Consolidated Financial Statements.

8. COMMITMENTS AND CONTINGENT LIABILITIES
-----------------------------------------

LITIGATION

The Company in the normal course of business is subject to claims and litigation. Management of the Company is of the opinion that, based on information available, such legal matters will not ultimately have a material adverse effect on the financial position or results of operation of the Company.

EARNOUT  AGREEMENT

On January 18, 2006, the Company's wholly-owned subsidiary, DeerValley Acquisitions Corp. (dissolved on July 1, 2006), entered into an Earnout Agreement (the "Earnout Agreement"), between Deer Valley Homebuilders, Inc., DeerValley

                             DEER VALLEY CORPORATION
         [FORMERLY KNOWN AS CYTATION CORPORATION THROUGH JULY 24, 2006]
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Acquisitions Corp., and the former owners of Deer Valley Homebuilders, Inc. In connection with the Capital Stock Purchase Agreement, the Company entered into the Earnout Agreement, pursuant to which, additional payments may be paid to the former owners of Deer Valley Homebuilders, Inc., as an earnout, based upon the Net Income Before Taxes of Deer Valley Homebuilders, Inc. during the next five (5) years, up to a maximum of $6,000,000. In any given year during the term of the Earnout Agreement, 50% of the pre-tax profit exceeding $1,000,000 per year will be accrued and become distributable to the prior shareholders. For the Fourth quarter of 2005, such pre-tax profit shall be reduced to $250,000. During the six month period ending July 1, 2006 the Company had pre-tax profit in the amount of $2,646,596, of which $1,646,596 was above the Company's earnout threshold of $1,000,000. The Company accrued 50% of the amount in excess of earnout threshold in the amount of $823,298. The maximum remaining potential accrual under the Earnout Agreement is $4,680,295.

LOAN AND LETTER OF CREDIT

On April 12, 2006, DVH entered into a Loan and Security Agreement providing for a revolving line of credit in an amount not to exceed Two Million Five Hundred Thousand and No/100 Dollars ($2,500,000.00) (the "Loan") evidenced by a revolving credit note (the "Note") and secured by accounts receivable, inventory, equipment and all other tangible and intangible personal property of DVH, DeerValley Acquisitions Corp. (a subsidiary of the Company, now dissolved), and the Company. The purpose of the Loan was to provide working capital, to provide Letter of Credit support, to replace DVH's previous revolving line of credit with State Bank and Trust, and to provide interim financing for the acquisition of the real property on which DVH operates a plant in Sulligent, Alabama. The Loan has a one year term and has a variable interest rate at 2.60% above LIBOR. Upon issuance of a letter of credit, DVH is charged a letter of credit fee equal 1.00% of the face amount of the letter of credit. The Loan provides for conditions to meet prior to each advance, including financial ratios.

In addition to the revolving line of credit described in the preceding paragraph, DVH, during its normal course of business, is required to issue irrevocable standby letters of credit in the favor of independent third party beneficiaries to cover obligations under repurchase agreements.

All of the Letters of Credit above are required under the terms of the Repurchase
Agreements  described  below  in  the  section  entitled "Reserve for Repurchase

                             DEER VALLEY CORPORATION
         [FORMERLY KNOWN AS CYTATION CORPORATION THROUGH JULY 24, 2006]
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Commitments." As of July 1, 2006, no amounts had been drawn on the above irrevocable letters of credit by the beneficiaries.

On May 26, 2006, Deer Valley entered into a Loan Agreement with Fifth Third Bank (the "Lender") providing for a loan of Two Million and No/100 Dollars ($2,000,000.00) (the "Loan") evidenced by a promissory note and secured by a first mortgage on Deer Valley's properties in Guin, Alabama and Sulligent, Alabama, including the structures and fixtures located thereon, as well as Deer Valley's interest in any lease thereof. The purpose of the loan is to pay off an existing loan from another bank secured by the Guin property and to reduce the outstanding balance on Deer Valley's revolving credit facility with the Lender. The net effect of the reduction in the revolving credit balance is to increase the credit available to the Company for working capital under its revolving facility. The Loan has a term from May 26, 2006 through June 1, 2011 and has a variable interest rate at 2.25% above LIBOR. There is no prepayment penalty. Future advances are available under the Loan Agreement, subject to approval by the Lender. Also on May 26, 2006, the Company and DVA guaranteed the Loan. Should Deer Valley default, thereby triggering acceleration of the Loan, Cytation and DVA would become liable for payment of the Loan.

EXECUTIVE AGREEMENT

On June 29, 2006 the Company elected Charles G. Masters to serve as President, Chief Executive Officer, and Chief Financial Officer. As compensation for services rendered relative to the integration of Deer Valley Homebuilders, Inc. and the ongoing operations of Cytation from January 18, 2006 to June 30, 2006 the Company authorized a lump-sum payment of $60,000 (prior to deductions for federal or state withholding requirements). In addition the Board of Directors for the Company authorized $120,000 as annual compensation for services rendered as President, Chief Executive Officer, and Chief Financial Officer. Mr. Masters will continue to pay for his own medical insurance, but shall be entitled to be reimbursed for reasonable business related expenses.

9. EQUITY TRANSACTIONS AND BUSINESS ACQUISITIONS AND DISSOLUTIONS
-----------------------------------------------------------------

PREFERRED SERIES A, B, C

Pursuant to the Capital Stock Purchase Agreement dated November 1, 2005, as amended (the "Capital Stock Purchase Agreement"), DeerValley Acquisitions Corp., a wholly-owned subsidiary of the Company, acquired, immediately after completion of the Series A Financing and the Share Exchange, one hundred percent (100%) of

                             DEER VALLEY CORPORATION
         [FORMERLY KNOWN AS CYTATION CORPORATION THROUGH JULY 24, 2006]
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


the issued and outstanding capital stock of Deer Valley Homebuilders, Inc. Upon completion of the acquisition of the capital stock of Deer Valley Homebuilders, Inc., Deer Valley Homebuilders, Inc. became an indirectly wholly-owned subsidiary of the Company. (With the dissolution of DeerValley Acquisitions Corp., Deer Valley Homebuilders, Inc. is now a wholly-owned subsidiary of the Company.)

In order to effectuate the Capital Stock Purchase Agreement, Cytation Corporation completed a series of transactions exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) of the Act for transactions not involving a public offering and Rule 506 promulgated by the United States Securities and Exchange Commission under the Securities Act of 1933, as amended. As of the date of these financials, the Company has closed on a private placement of approximately 745,622 shares of Series A Preferred Stock. Pursuant to the Securities Purchase and Share Exchange Agreement, dated as of January 18, 2006, the Company (a) issued and sold to the Purchasers, and the Purchasers purchased from the Company, (a) Series A Preferred Stock, (b) Series A Common Stock Purchase Warrants, and (c) Series B Common Stock Purchase Warrants. Also on January 18, 2006, the Company completed a share exchange pursuant to which the Company acquired 100% of the issued and outstanding capital stock of DeerValley Acquisitions, Corp. Pursuant to the Share Exchange Agreement, in exchange for 100% of the issued and outstanding common stock of DeerValley Acquisitions, Corp., the Company issued the following securities to the shareholders of DeerValley Acquisitions, Corp.: (a) Series B Preferred Stock, (b) Series C Preferred Stock, and (c) Series C Common Stock Purchase Warrants.

In connection with the Securities Purchase and Share Exchange Agreement, on January 18, 2006, the Company issued to a Lender an Interest Bearing Non-Convertible Installment Promissory Note ("the Note"), in the original principal amount of One Million Five Hundred Thousand and No/100 Dollars ($1,500,000), together with interest accruing thereon at an annual rate of twelve percent (12%) per annum. The business purpose of executing the Note was to fund the acquisition of Deer Valley Homebuilders, Inc. On March 17, 2006 the Lender decided to convert the Note to stock.

Pursuant to the terms of a Debt Exchange Agreement, the Company issued the Lender its Series A Convertible Preferred Stock, Series A Warrants, and Series B Warrants to the investor, in exchange for the retirement of its obligations to repay such promissory note.

In January 2006, the Company issued 17,338 common shares to Sequence Advisors Corporation, an affiliate of two former directors.

                             DEER VALLEY CORPORATION
         [FORMERLY KNOWN AS CYTATION CORPORATION THROUGH JULY 24, 2006]
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

The Company considered the effect of EITF 95-8 and based its analysis on the fact that the contingent consideration of a minimum of $0 and a maximum of $6,000,000 over the next five years was nothing more than a way for the Company to defer payments of purchase price so that the Company did not have to pay Deer Valley Homebuilders Inc.'s shareholders the full purchase price up front. Since Deer Valley Homebuilders, Inc. had a pre-tax profit in 2005 in excess of $3,000,000, the Company concluded that Deer Valley Homebuilders, Inc.'s business was worth in excess of $6,000,000, or approximately two times pre-tax profits. The sellers were interested in receiving all $12 million up front, but the Company was unwilling to give it to them because Deer Valley Homebuilders, Inc. had been in business less than two years and it would be too dilutive to shareholders to raise all monies up front. Therefore the Company and previous shareholders of Deer Valley Homebuilders, Inc. agreed to the price adjustment target account ("PATA"). So long as Deer Valley Homebuilders, Inc. continues to have pre-tax profits in excess of one million dollars over the next five years, the shareholders, pursuant to their interest sold, will be given a pro-rata portion of the maximum $6,000,000 PATA. Based on

                             DEER VALLEY CORPORATION
         [FORMERLY KNOWN AS CYTATION CORPORATION THROUGH JULY 24, 2006]
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


this analysis, the Company will account for all of the PATA, when earned, by recording it as additional consideration for the acquisition of Deer Valley Homebuilders, Inc. and will not record it as a period expense related to compensation. The Company will account for this on an ongoing basis and book any accrued liability in connection with the PATA as incurred.

The value of the Series A Convertible Preferred Stock, Series A Common Stock Purchase Warrants, and Series B Common Stock Purchase Warrants were determined in a private offering also completed on January 18, 2006.

In connection with the Series A Convertible Preferred Stock offering the Company Calculated the effect of EITF 00-27 and EITF 98-5 and determined on a relative fair value basis that, of the $7,456,215 raised, $5,669,186 was attributable to the beneficial conversion feature of the warrants and $1,787,029 was attributable to the beneficial conversion feature of the preferred stock. As such, the Company adjusted its balance sheet to reflect an increase of $5,699,186 to additional paid-in capital and $1,787,029 to preferred stock. The Company also noted that, of the $1,787,029 booked to preferred, 100% was allocated to the beneficial conversion feature and was recorded as a reduction to preferred stock and an increase to additional paid-in capital. During the three month period ending July 1, 2006, $1,838,519 was amortized for the period. Conversion of the preferred stock can also occur anytime after the SEC declares effective a registration statement covering the common shares underlying the preferred stock. When the SEC declares such registration statement effective, all remaining un-amortized beneficial conversion features (as of July 1, 2006, $4,126,453) shall be considered a deemed dividend to preferred stockholders during that period.

TOTAL PREFERRED SERIES A PROCEEDS                         $7,456,215
   Less:
     Amount of proceeds allocated to Warrants             (5,669,186)
     Amount of proceeds allocated to Preferred Series A   (1,787,029)
     Amortization of Beneficial Conversion Feature         3,329,762
                                                          -----------
PREFERRED SERIES A BALANCE AT JULY 1, 2006                $3,329,762
                                                          ===========

PREFERRED  SERIES  D

On April 17, 2006, the Company completed a private placement of $1,320,810 of its Series D Convertible Preferred Stock (the "Series D Offering"). In connection with the Series D Offering, the Company issued (a) 132,081 shares of

                             DEER VALLEY CORPORATION
         [FORMERLY KNOWN AS CYTATION CORPORATION THROUGH JULY 24, 2006]
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



its Series D Convertible Preferred Stock and (b) Series E Common Stock Purchase Warrants entitling the holder to purchase up to an aggregate of 880,540 shares of its Common Stock at an exercise price of three dollars ($3.00) per share.

The issuance of the Series D Convertible Preferred Stock and Series E Warrants were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) of the Act for transactions not involving a public offering and Rule 506 promulgated by the United States Securities and Exchange Commission under the Securities Act of 1933, as amended. Such securities were issued only to institutional, accredited investors, and a limited number of non-accredited investors.

In connection with the Series D Convertible Preferred Stock offering, the Company Calculated the effect of EITF 00-27 and EITF 98-5 and determined on a relative fair value basis that, of the $1,320,810 raised, $434,945 was attributable to the beneficial conversion feature of the warrants, and $753,618 was attributable to the beneficial conversion feature of the preferred stock. As such, the Company adjusted its balance sheet to reflect an increase of $434,945 to additional paid-in capital and $753,618 to preferred stock. The Company also noted that, of the $753,618 booked to preferred, 100% was allocated to the beneficial conversion feature and was recorded as a reduction to preferred stock and an increase to additional paid-in capital. During the three month period ending July 1, 2006, $240,969 was amortized for the period. Conversion of the preferred stock can also occur anytime after the SEC declares effective a registration statement covering the common shares underlying the preferred stock. When the SEC declares such registration statement effective, all remaining un-amortized beneficial conversion features (as of July 1, 2006, $1,079,841) shall be considered a deemed dividend to preferred stockholders during that period.

TOTAL PREFERRED SERIES D PROCEEDS                         $1,320,810
   Less:
     Amount of proceeds allocated to Warrants               (434,945)
     Amount of proceeds allocated to Preferred Series D (753,618) Costs incurred as part of Preferred Series D issuance (132,247)
     Amortization of Beneficial Conversion Feature           240,969
                                                          -----------
PREFERRED SERIES D BALANCE AT JULY 1, 2006                $  240,969
                                                          ===========

DEERVALLEY  ACQUISITIONS  CORP

DeerValley Acquisitions, Corp., a wholly owned subsidiary of DeerValley Corporation, was dissolved by filing an Articles of Dissolution with the Florida Department of State. The dissolution of DeerValley Acquisitions, Corp. was

                             DEER VALLEY CORPORATION
         [FORMERLY KNOWN AS CYTATION CORPORATION THROUGH JULY 24, 2006]
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


effective as of June 30, 2006. On the effective date of dissolution, DeerValley Acquisitions, Corp. had no assets and no revenues.


10.RELATED PARTY
----------------

On July 1, 2006, the Company entered into an oral agreement with a company to provide accounting services related to the filing of the Company's financial statements. The service provider is owned and operated by family members of one of the Company's Board of Directors. Pursuant to the agreement the Company will pay the service provider $5,000 per month as compensation for services. The agreement is on a month-to-month basis.


11.  SUBSEQUENT  EVENT
----------------------

On July 24, 2006, the Company held a Special Meeting of Stockholders not in lieu of an annual meeting. At the Meeting the following actions were taken:

     1. The approval of an amendment to the Company's Certificate of Incorporation to increase the authorized preferred stock, par value $0.01 per share, of the Company from 1,140,000 shares to 10,000,000 shares;

     2. The approval of an amendment to the Company's Certificate of Incorporation to increase the authorized common stock, par value $0.001 per share, of the Company from 2,000,000 shares to 100,000,000 shares;

     3. The approval of an amendment to the Company's Certificate of Incorporation to change the name of the Company from Cytation Corporation to Deer Valley Corporation.; and

     4. The approval of a merger with a Florida corporation, solely for purposes of establishing the Company's domicile in Florida.

On July 18, 2006, a dividend to holders of Series A Preferred Stock became due. The Company's Series A Preferred stock is not registered with the United States Securities and Exchange Commission, but ranks prior to the Company's registered common stock. The dividend amounts to $241,782 in the aggregate.

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

OVERVIEW

     During the period commencing with the fourth quarter of 2002 and ending in December 2004, the Company, under the name Cytation Corporation, engaged in the business of providing consulting and related services to private companies which wished to become reporting companies under the Securities Exchange Act of 1934, but which lacked the financial resources for an initial public offering ("IPO") and which did not wish to become a reporting company via a reverse merger. The Company discontinued these operations in the first quarter of 2005 and was a shell company (as defined in Rule 12b-2 of the Exchange Act) from the first quarter of 2005 through January 18, 2006.

     At the end of 2005, the Company had nominal operations. The Company had revenues of $59,114 in fiscal year 2005, as compared to $240,368 in fiscal year 2004. The Company had a net loss of $173,605 in fiscal year 2005, as compared to a net loss of $696,689 in fiscal year 2004. The differences in the foregoing figures are the result of the Company's discontinuation of operations and costs related to identification of an acquisition candidate in contemplation of a reverse merger, which did not occur.

     On January 18, 2006, the Company acquired an operating subsidiary, Deer Valley Homebuilders, Inc. Deer Valley Homebuilders, Inc. is a wholly-owned subsidiary of the Company which was formed in January, 2004. Deer Valley Homebuilders, Inc. manufactures and designs manufactured homes which are sold to a network of independent dealers located primarily in the southeastern and south central regions of the United States. Deer Valley Homebuilders, Inc. maintains its business offices in Guin, Alabama and operates manufacturing facilities in Guin, Alabama and in Sulligent, Alabama. Deer Valley Corporation is not a holding company for multiple operating companies in several different businesses. Deer Valley Homebuilders, Inc. is the Company's only operating company, and the Company is engaged exclusively in the manufactured housing business.

     As a result of the acquisition of Deer Valley Homebuilders, Inc. on January 18, 2006, the Company had gross revenues of $31,865,474 for the six months ending on July 1, 2006, had assets of $18,130,665 as of the same date, and has approximately 400 employees. Because the Company discontinued its prior operations in the first quarter of 2005 and was a shell company (as defined in Rule 12b-2 of the Exchange Act) from the first quarter of 2005 through January 18, 2006 and because the Company now has significant revenues from a subsidiary operating in an entirely different industry, management does not believe that it is informative or useful to compare the Company's results of operations for the three month and six month periods ended July 1, 2006 to the three month and six month periods ended June 30, 2005. As a result, the remainder of this discussion examines only the results of the Company's operations for the three month and six month periods ended July 1, 2006. In conjunction with this discussion it is imperative that investors read the footnotes to the financial statements attached to this filing.

     The key performance indicators which management examines are (1) The Company's production rate, in "floors" produced per day, (2) the cost of sales,
(3) product gross margins, and (4) the size of the Company's sales backlog. During the quarter ending July 1, 2006, the Company's management focused on achieving two primary objectives:

          1) Obtaining permanent HUD certification for its recently opened plant in Sulligent, Alabama and increasing production at the Sulligent plant to four floors per day. This was achieved in May of this year.

          2) Increasing sales and adjusting plant production levels to reduce its sales backlog to a level which is more compatible with the demands of the retail market. Prior to opening the Sulligent plant, the Company's backlog frequently reached twelve weeks, resulting in a loss of sales. The backlog currently stands at approximately seven to eight weeks, which management feels is near an optimal level.

     In order to insure that we maintain the current balance between sales and production levels, the Company is developing new product offerings which are compatible with the high product quality standards and production techniques and systems now in use at its operating facilities. As a result of this ongoing effort, in July 2006, the Company introduced a new single-wide product series which is built to the same exacting specifications as its multisection homes. This single-wide series allows the Company to compete for the lower price retail buyer by reducing the size but not the quality of the home product.

     To sustain the Company's growth rate in an industry which is not experiencing broad growth, management is seeking to continue to increase its market share. In addition, we are positioning the Company to take advantage of our Alabama location and reputation in Mississippi to become a major participant in the permanent rebuilding of the Gulf Coast area (see Hurricane Katrina paragraphs below). Toward that end, we are evaluating several new plant sites, as well as potential corporate acquisitions. As of this date, no definitive action has been taken to initiate a transaction which would result in such an expansion.

     Management feels that the following areas present significant opportunities or risks for the Company:

     1)  Securities  Compliance

     Deer Valley Homebuilders, Inc. has been operated as a private company which is not subject to federal securities laws and, therefore, may lack the internal or financial control infrastructure and procedures necessary for public companies to comply with the provisions of the Securities Exchange Act and Sarbanes-Oxley regulations. Deer Valley Homebuilders, Inc. and Deer Valley Corporation are coordinating with legal counsel and auditors to put in place proper financial controls and procedures necessary to insure full compliance with and disclosure under all relevant securities laws. Of course, there can be no guarantee that there will be no significant deficiencies or material weaknesses in the quality of the Company's financial controls, as defined by Sarbanes-Oxley. The greatest challenge management foresees in implementing necessary controls and procedures is the cost to the Company of such compliance could be substantial, which could have a material adverse effect on our results of operations.

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

          Despite the industry decline, which commenced in calendar year 1999, we have been able to successfully launch and grow our business through efficient manufacturing and production facilities, flexible product designs, an experienced and capable sales team, stringent cost controls, and attention to dealer relations, customer satisfaction, and service efforts. Additionally, our affiliated dealers often endeavor to distinguish our products by selling our manufactured homes as part of a land-home package which may be financed by a conventional mortgage. Finally, we focus on the "heavy built", finished drywall sector of the manufactured housing market, which management feels offers the greatest potential for growth Homes of this type often have the features and "feel" of traditional site-built homes, but are often more readily available and more competitively priced than site-built homes. Note: the term "heavy built" refers to the use of more closely spaced floor joists, thicker exterior wall construction, and more closely spaced roof trusses (1) than is strictly required by the HUD building code and (2) than is standard practice in much of the manufactured housing industry.

     3) Market Adjustment as FEMA Orders from Hurricane Katrina Subside and Increased Competition as Competitors previously focused on FEMA Contracts aggressively enter the Higher End Market Segment

     Hurricane Katrina created a great need for the rapid provision of temporary housing in the Gulf Coast Region. The lure of lucrative Federal Emergency Management Agency ("FEMA") contracts caused suppliers to disrupt or delay normal shipments to their dealers. Deer Valley Homebuilders, Inc. did not interrupt its service to its dealers in this way, which resulted in additional dealers seeking to establish new relationships or increase orders with Deer Valley Homebuilders, Inc. during the later part of 2005. We continue to cultivate the dealer relations which emerged from that period In the first quarter of 2006, virtually all manufacturers completed production under FEMA contracts in the wake of Hurricane Katrina and are again focused on achieving sales through dealer channels.

     With the FEMA demand "bubble" having passed, management concurs with others in the industry who believe that the overall market is slightly weaker than at this point in 2005 and continues to be pressured by a lack of new finance capacity for wholesale and retail sales. Many manufacturers believed that 2006 would see an increase in HUD-Code home orders, largely because of the need for more permanent replacement homes along the Gulf Coast, which would offset the lack of continuing FEMA orders. Unfortunately for the industry, reconstruction and replacement efforts have not developed at the pace expected, reflecting a complex and unpredictable interplay of FEMA, insurance claims, and other rebuilding issues. The industry continues to expect improvement in the second half of 2006, as these issues are resolved.

     As a result of the FEMA demand bubble having passed and the replacement home demand not having yet materialized, we will likely face increased competition in our market segment as other producers increase their focus on the commercial supply market. Specifically, traditional producers of lower priced HUD-Code manufactured homes have recently begun to offer finished drywall products which are more nearly competitive with our product line.

     4) Rising Interest Rates and "Floor Plan" Credit Available to Manufactured Home Dealers

     Interest rates have a marked effect upon the manufactured housing market. Management feels that rising interest rates will drive buyers from new, traditional, "site built" homes toward the upper end of the manufactured housing market, where our products are positioned. As a counter effect, the increased interest rates have resulted in an increased inventory of site-built homes on the market, which, in turn, has increased pressure on the manufactured housing industry, leading to plant slowdowns, closings, and bankruptcies. This will likely increase competition in the industry. Moreover, additional increases in interest rates could eventually adversely affect buyers of our products and could cause dealers to reduce inventories because of "Floor-Plan" expenses.

     Reduced availability of floor plan financing for manufactured home dealers could negatively impact our business. Sources of this financing are highly concentrated, with a few companies dominating the market. If one of the four largest providers were to discontinue floor plan financing programs for manufactured home dealers, approximately one-fourth of the floor plan financing available to manufactured home dealers would disappear. An occurrence of this type could have a material, adverse impact upon our business, since dealers would have additional difficulty in procuring funds to inventory homes based on floor plan financing. As of the date of this filing, the dealers to whom we sell have not experienced any disruption in their floor plan financing.

     RESULTS  OF  OPERATIONS

     The following discussion examines the results of the Company's operations for the three month and six month periods ended July 1, 2006. This discussion of our financial condition and results of operations should be read in conjunction with our financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment by our management. Historical financial information presented for the three month and six month periods ended July 1, 2006 is that of the Company on a consolidated basis with Deer Valley Homebuilders, Inc. and Deer Valley Acquisitions Corp., which reflects the Company's acquisition of Deer Valley Homebuilders, Inc. on January 18, 2006, retroactive to January 1, 2006. Deer Valley Acquisitions Corp. was dissolved on July 1, 2006.

HISTORICAL  RESULTS  -  PERIODS  ENDED  JULY  1,  2006

REVENUES. Overall gross revenue for the three month and six month periods ended July 1, 2006 was $18,952,394 and $31,865,474, respectively. Our second plant in Sulligent Alabama (the "Sulligent Plant") began operations on or about March 1, 2006. Revenues for the three months ended July 1, 2006 reflect the first full quarter of operations for the Sulligent Plant.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. General and administrative expenses consisted of payroll and related expenses for executive, accounting, and administrative personnel, professional fees, and other general corporate expenses. Selling, general, and administrative expenses for the three month and six month periods ended July 1, 2006 were $1,701,951 and $2,983,004, respectively. These general and administrative costs have increased at our operating subsidiary, Deer Valley Homebuilders, Inc., primarily due to increased production, sales, and operating expenses. The production direct cost of goods has remained generally in the same ratio to sales, with increased quantity discounts being offset by a rise in material cost.

NET INCOME (LOSS). The net income for the three month and six month periods ended July 1, 2006 was $988,465 and $1,456,305, respectively. After accounting for the dividend payable to preferred shareholders and the deemed dividend to preferred shareholders on beneficial conversion features, the loss to common stockholders for the three month and six month periods ended July 1, 2006 was $1,219,719 and $2,356,208, respectively. Increased production and sales of our products have bolstered net income.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Management believes that the Company currently has sufficient cash flow from operations, available bank borrowings, cash, and cash equivalents to meet its short-term working capital requirements. As of July 1, 2006, the Company had $4,425,919 in cash and cash equivalents. Because of the current profits generated by operations and lack of significant capital demand under our current business plan, our cash reserves are expected to continue to grow each month. Should our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner which will increase or accelerate our anticipated costs or capital demand, such as through the acquisition of new products, our working capital could be depleted at an accelerated rate.

     The Company spends its cash to fund increases in production capacity at its operating subsidiary, Deer Valley Homebuilders, Inc., for special legal, accounting, and audit services necessary to meet SEC reporting requirements, and to pay expenses. To the extent that it becomes necessary to raise additional cash in the future as our current cash and working capital resources are depleted, we will seek to raise it through the public or private sale of debt or equity securities, the procurement of advances on contracts or licenses, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing. We also may seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities.

     The net cash provided by operating activities for the six month period ending July 1, 2006 was $836,886. The net cash used in investing activities for the six month period ending July 1, 2006 was $7,468,167, which primarily reflects the amount related to the purchase of Deer Valley Homebuilders, Inc., which was $6,475,000, net of cash acquired in the purchase, as well as purchases of equipment. The net cash provided by financing activities for the six month period ending July 1, 2006 was $8,125,716, the majority of which resulted from the issuance of Series A and D preferred stock.

     We are contingently liable under the terms of repurchase agreements with financial institutions providing inventory financing for retailers of our products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The risk of loss under these agreements is spread over numerous retailers. The price we are obligated to pay generally declines over the period of the agreement (typically 18 to 24 months) and the risk of loss is further reduced by the sale value of repurchased homes. The maximum amount for which the Company is contingently liable under repurchase agreements is approximately $13,546,000 at July 1, 2006. As of July 1, 2006 the Company had reserved $65,275 for future repurchase losses, based on prior experience and an evaluation of dealers' financial conditions. We to date have not experienced significant losses under these agreements, and management does not expect any future losses to have a material effect on the accompanying financial statements.

FINANCING

     On April 12, 2006, Deer Valley Homebuilders, Inc. entered into a Loan and Security Agreement providing for a revolving line of credit in an amount not to exceed Two Million Five Hundred Thousand and No/100 Dollars ($2,500,000.00) (the "Loan") evidenced by a revolving credit note (the "Note") and secured by accounts receivable, inventory, equipment and all other tangible and intangible personal property of Deer Valley Homebuilders, Inc., Deer Valley Acquisitions Corp. (a subsidiary of the Company, now dissolved), and the Company. The purpose of the Loan was to provide working capital, to provide Letter of Credit support, to replace Deer Valley Homebuilders, Inc.'s previous revolving line of credit with State Bank and Trust, and to provide interim financing for the acquisition of the real property on which we operate a plant in Sulligent, Alabama. The Loan has a one year term and has a variable interest rate at 2.60% above LIBOR. Upon issuance of a letter of credit, Deer Valley Homebuilders, Inc. is charged a letter of credit fee equal 1.00% of the face amount of the letter of credit. The Loan provides for conditions to meet prior to each advance, including financial ratios.

     In addition to the revolving line of credit described in the preceding paragraph, Deer Valley Homebuilders, Inc., during its normal course of business, is required to issue irrevocable standby letters of credit in the favor of independent third party beneficiaries to cover obligations under repurchase agreements.

     As of July 1, 2006, the following letters of credit were issued and in force:

     A letter of credit issued through State Bank & Trust in the amount of $400,000 to the favor of beneficiary GE Commercial issued on January 27, 2006 and expiring January 27, 2007. Personally guaranteed by Joel Logan, President and General Manager of Deer Valley.

     A letter of credit issued through State Bank & Trust in the amount of $150,000 to the favor of beneficiary Textron.

     A letter of credit issued through Fifth Third Bank in the amount of $380,000 to the favor of beneficiary Universal Insurance, on a bond.

     A letter of credit issued through Fifth Third Bank in the amount of $50,000 to the favor of beneficiary Lincoln General, on a Florida bond.

     A letter of credit issued through Fifth Third Bank in the amount of $350,000 to the favor of beneficiary 21st Mortgage.

     All of the Letters of Credit above are required under the terms of the Repurchase Agreements described below in the section entitled "Reserve for Repurchase Commitments." As of July 1, 2006, no amounts had been drawn on the above irrevocable letters of credit by the beneficiaries.

     On May 26, 2006, Deer Valley Homebuilders, Inc. entered into a Loan Agreement with Fifth Third Bank (the "Lender") providing for a loan of Two Million and No/100 Dollars ($2,000,000.00) (the "Loan") evidenced by a promissory note and secured by a first mortgage on Deer Valley Homebuilders, Inc.'s properties in Guin, Alabama and Sulligent, Alabama, including the structures and fixtures located thereon, as well as its interest in any lease thereof. The purpose of the loan is to pay off an existing loan from another bank secured by the Guin property and to reduce the outstanding balance on Deer Valley Homebuilders, Inc.'s revolving credit facility with the Lender. The net effect of the reduction in the revolving credit balance is to increase the credit available to Deer Valley Homebuilders, Inc. for working capital under its revolving facility. The Loan has a term from May 26, 2006 through June 1, 2011 and has a variable interest rate at 2.25% above LIBOR. There is no prepayment penalty. Future advances are available under the Loan Agreement, subject to approval by the Lender. Also on May 26, 2006, the Company guaranteed the Loan. Should Deer Valley Homebuilders, Inc. default, thereby triggering acceleration of the Loan, the Company would become liable for payment of the Loan.

CRITICAL  ACCOUNTING  POLICIES

     Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments which affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. For a description of those estimates, see Note 6, Critical Accounting Policies and Estimates, contained in the explanatory notes to the Company's financial statements for the quarter ended July 1, 2006, contained in this filing. On an ongoing basis, we evaluate our estimates, including those related to reserves, deferred tax assets, valuation allowances, impairment of long-lived assets, fair value of equity instruments issued to consultants for services, and estimates of costs to complete contracts. We base our estimates on historical experience and on various other assumptions which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities which are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. However, we believe that our estimates, including those for the above-described items, are reasonable.

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

     WARRANTIES

     We provide our retail buyers with a one-year limited warranty covering defects in material or workmanship, including plumbing and electrical systems. We record a liability for estimated future warranty costs relating to homes sold, based upon our assessment of historical experience and industry trends. In making this estimate, we evaluate historical sales amounts, warranty costs related to homes sold and timing in which any work orders are completed. We had a reserve for estimated warranties of $1,150,000 as of July 1, 2006. Although we maintain reserves for such claims, there can be no assurance that warranty expense levels will remain at current levels or that the reserves that we have set aside will continue to be adequate. A large number of warranty claims which exceed our current warranty expense levels could have a material adverse affect upon our results of operations.

     VOLUME  INCENTIVES  PAYABLE

     We have relied upon volume incentive payments to our independent dealers who retail our products. These volume incentive payments are accounted for as a reduction to gross sales, and are estimated and accrued when sales of our manufactured homes are made to our independent dealers. Volume incentive reserves are recorded based upon the annualized purchases of our independent dealers who purchase a qualifying amount of home products from us. We accrue a liability to our dealers, based upon estimates derived from historical payout rates. We had a reserve for volume incentives payable of $632,428 as of July 1, 2006.

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

     The maximum amount for which the Company is contingently liable under repurchase agreements is approximately $13,546,000 at July 1, 2006. As of July 1, 2006 the Company had reserved $65,275 for future repurchase commitments, based upon our prior experience and evaluation of our independent dealers' financial conditions. Because Deer Valley Homebuilders, Inc. to date has not experienced any significant losses under these agreements, management does not expect any future losses to have a material effect on our accompanying financial statements.

     REVENUE  RECOGNITION

     Revenue for our products sold to independent dealers is generally recorded when all of the following conditions have been met: (i) an order for the home has been received from the dealer, (ii) an agreement with respect to payment terms has been received, and (iii) the home has been shipped and risk of loss has passed to the dealer.

     RECENT  ACCOUNTING  PRONOUNCEMENTS

     The Financial Accounting Standards Board (FASB) has recently issued the following accounting standards, which are effective as of January 1, 2007.

     FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48) is an interpretation which clarifies FASB Statement No. 109, "Accounting for Income Taxes." This Statement addresses uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. Any cumulative impact resulting from the adoption of FIN 48 would be recorded as an adjustment to beginning retained earnings. The Company is currently evaluating the impact of FIN 48 on the Company's Consolidated Financial Statements.

     Statement of Financial Accounting Standards (SFAS) No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140" (SFAS No. 156) simplifies the accounting for servicing assets and liabilities. The adoption of SFAS No. 156 is not anticipated to have an impact on the Company's Consolidated Financial Statements.

     SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140" (SFAS No. 155) addresses the application of beneficial interests in securitized financial assets. The adoption of SFAS No. 155 is not anticipated to have an impact on the Company's Consolidated Financial Statements.

PROPERTY

     The Company's executive and operating offices are located at 4902 Eisenhower Blvd., Suite 185, Tampa, FL 33634. The telephone number at the Company's executive offices is (813) 885-5998. Deer Valley Homebuilders, Inc.'s principal manufacturing plant and offices are located at 205 Carriage Street, Guin, Alabama 35563, and its telephone number is (205) 468-8400. Deer Valley Homebuilders, Inc.'s principal manufacturing plant and company offices consists of a manufacturing plant with 107,511 square feet, a frame shop with 10,800 square feet, material shed of 23,172 square feet and offices with 11,250 square feet of space. Deer Valley Homebuilders, Inc. owns the buildings and 25.5 acres underlying these facilities. Deer Valley Homebuilders, Inc.'s second manufacturing plant is located at 7668 Highway 278 in Sulligent, Alabama (the "Sulligent Plant"). The Sulligent Plant consists of a 65,992 square foot manufacturing plant located on approximately 13 acres of land.

     Deer Valley Homebuilders, Inc. does not invest in real estate or real estate mortgages except for those necessary to support the company's normal business purposes.

WEBSITE

     Deer Valley Homebuilders, Inc. maintains a website at www.deervalleyhb.com. The information contained on this website is not a part of this filing, nor is it incorporated by reference into this filing.

OFF-BALANCE  SHEET  ARRANGEMENTS

     In connection with the purchase of Deer Valley Homebuilders, Inc. on January 18, 2006, the Company entered into the Earnout Agreement, pursuant to which additional payments, up to a maximum of $6,000,000, may be paid to the former owners of Deer Valley Homebuilders, Inc. as an earnout, based upon the Net Income Before Taxes of Deer Valley Homebuilders, Inc. during the next five
(5) years. The business purpose of executing the Earnout Agreement was to set the purchase price of Deer Valley Homebuilders, Inc. by an objective standard, given that the owners of Deer Valley Homebuilders, Inc. and the Company could not agree on an outright purchase price

     During the term of the Earnout Agreement, 50% of the pre-tax profit exceeding $1,000,000 per year will be accrued and become distributable to the former owners of Deer Valley Homebuilders, Inc. For the fourth quarter of 2005, such pre-tax profit target was reduced to a quarterly figure of $250,000. During the quarter ended April 1, 2006, Deer Valley Homebuilders, Inc. did not achieve $1,000,000 in pre-tax profit, so the Company did not accrue any earnout attributable to the quarter ending April 1, 2006.

     Deer Valley Homebuilders, Inc. had pre-tax profit in the fourth quarter of 2005 in the amount of $1,242,814, of which $992,814 was above the quarterly earnout threshold of $250,000. Accordingly, the Company accrued 50% of the amount in excess of earnout threshold in the amount of $496,407. Deer Valley Homebuilders, Inc. had pre-tax profit in the six months ended July 1, 2006 in the amount of $2,646,596, of which $1,646,596 was above the earnout threshold of $1,000,000. Accordingly, the Company accrued 50% of the amount in excess of earnout threshold in the amount of $823,298. The maximum remaining potential accrual under the Earnout Agreement is $4,680,295.

ITEM  3.     CONTROLS  AND  PROCEDURES

EVALUATION  OF  DISCLOSURE  CONTROLS  AND  PROCEDURES

     The Company's Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending July 1, 2006 covered by this Report on Form 10-QSB. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of such period, the Company's disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company's Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after July 1, 2006 or to the controls and procedures in place at the Company's subsidiary.

     Several individuals were recently elected to the Board of Directors of the Company. It is anticipated that the new Board of Directors will establish various committees, including an audit committee. In addition, the Company's Chief Executive and Chief Financial Officer is devoting considerable effort to continue to develop and implement a system of disclosure controls and procedures to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management and its officers, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES  IN  INTERNAL  CONTROLS  OVER  FINANCIAL  REPORTING

     Beginning after the year ending December 31, 2007, Section 404 of the Sarbanes-Oxley Act of 2002 will require us to include management's report on our internal control over financial reporting in our Annual Report on Form 10-K. The internal control report must contain (1) a statement of management's responsibility for establishing and maintaining adequate internal control over our financial reporting, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, (3) management's assessment of the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year, including a statement as to whether or not our internal control over financial reporting is effective, and (4) a statement that our registered independent public accounting firm has issued an attestation report on management's assessment of our internal control over financial reporting.

     In order to achieve compliance with Section 404 within the prescribed period, management is planning to commence a Section 404 compliance project to assess the adequacy of our internal control over financial reporting, remediate any control deficiencies that may be identified, validate through testing that controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting. Except as described above, during the second quarter of fiscal year 2006, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

INHERENT  LIMITATIONS  OF  THE  EFFECTIVENESS  OF  INTERNAL  CONTROL

     A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal control system are met. Because of the inherent limitations of any internal control system, no evaluation of controls can provide absolute assurance that all control issues within a company, if any, have been detected.

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

Issuer  Purchases  of  Equity  Securities

     The Company did not repurchase any equity securities during the fiscal quarter ended July 1, 2006.

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES

     On July 22, 2006, aggregate accrued dividends of approximately $241,782 became due and payable on the Company's issued and outstanding Series A Preferred Stock. As of the date of this filing, the Company has not paid the dividends due on July 22, 2006. Such dividends are payable by the Company in cash or with registered common stock.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     On July 24, 2006 at 2:00 p.m., Eastern Daylight Savings Time, at the Company's offices, located at 4902 Eisenhower Blvd., Suite 185, Tampa, Florida 33634, the Company held a Special Meeting of Stockholders not in lieu of an annual meeting, (the "Meeting"), which had previously been announced by the Company's Definitive Information Statement on Schedule 14C, filed with the

United States Securities and Exchange Commission on June 27, 2006 and mailed to shareholders on June 30, 2006 (the "Information Statement"). At the Meeting, the following actions were taken as previously reported in the Company's Current Report on Form 8-K, filed with the United States Securities and Exchange
Commission  ("SEC")  on  July  28,  2006:

     1. The election of each of Hans Beyer, John Giordano, and Dale Phillips as directors to serve until the next annual meeting of the shareholders in the years in which their terms expire and until their successors are elected and qualified, or until their earlier resignation, removal from office, or death;

     2. The approval of an amendment to the Company's Certificate of Incorporation to increase the authorized preferred stock, par value $0.01 per share, of the Company from 1,140,000 shares to 10,000,000 shares;

     3. The approval of an amendment to the Company's Certificate of Incorporation to increase the authorized common stock, par value $0.001 per share, of the Company from 2,000,000 shares to 100,000,000 shares;

     4. The approval of an amendment to the Company's Certificate of Incorporation to change the name of the Company from Cytation Corporation to Deer Valley Corporation.; and

     5. The approval of a merger with a Florida corporation, solely for purposes of establishing the Company's domicile in Florida.

In addition, the term of office of Charles G. Masters continued after the Meeting.

     Votes cast in the election of directors were as follows:

                    Number of       Number of
Name of Nominee  Votes Cast For  Votes Withheld
---------------  --------------  --------------
Hans Beyer         4,772,300           0
---------------  --------------  --------------
John Giordano      4,772,300           0
---------------  --------------  --------------
Dale Phillips      4,772,300           0
---------------  --------------  --------------

     None of the brokers for the 692 shareholders who held in street name as of the record date indicated that they had received voting instructions. There were no abstentions.

     Vote totals for the remaining actions were identical to one another. Therefore, only one table presenting results for all of the remaining actions follows:

   Number of         Number of         Number of
Votes Cast For  Votes Cast Against  Votes Withheld
--------------  ------------------  --------------
4,772,300               0                  0
--------------  ------------------  --------------

     None of the brokers for the 692 shareholders who held in street name as of the record date indicated that they had received voting instructions. There were no abstentions.

ITEM  5.     OTHER  INFORMATION

     None.

ITEM  6.     EXHIBITS

EXHIBIT NO.     DESCRIPTION
-----------     -----------
3.01 Articles  of  Incorporation  of  Deer  Valley  Corporation.  (1)

3.02 Bylaws  of  Deer  Valley  Corporation.  (1)

4.01 Certificate of Designation, Rights, and Preferences of Series A Convertible Preferred Stock. (1)

4.02 Certificate of Designation, Rights, and Preferences of Series B Convertible Preferred Stock. (1)

4.03 Certificate of Designation, Rights, and Preferences of Series C Convertible Preferred Stock. (1)

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

10.04 Form of  Series  A  Common  Stock  Purchase  Warrant.  (2)

10.05 Form of Series B Common Stock Purchase Warrant. (2)

10.06 Form  of  Series  C  Common  Stock  Purchase  Warrant.  (3)

10.07 Form  of  Series  D  Common  Stock  Purchase  Warrant.  (3)

10.08 Form  of  Series  E  Common  Stock  Purchase  Warrant.  (3)

10.09 Form  of  Series  BD-1  Common  Stock  Purchase  Warrant.  (3)

10.10 Form  of  Series  BD-2  Common  Stock  Purchase  Warrant.  (3)

10.11 Form  of  Series  BD-3  Common  Stock  Purchase  Warrant.  (3)

10.12 Form  of  Series  BD-4  Common  Stock  Purchase  Warrant.  (3)

10.13 Form  of  Series  BD-5  Common  Stock  Purchase  Warrant.  (3)

10.14 Interest  Bearing  Non-Convertible  Installment  Promissory Note.  (2)

10.15 Placement Agent Agreement between Cytation Corporation and Midtown Partners, LLC. (2)

10.16 Debt Exchange Agreement between Vicis Capital Master Fund and Cytation Corporation. (3)

10.17 Revolving  Credit  and  Security  Agreement.  (4)

10.18 Revolving  Credit  Note.  (4)

10.19 Continuing  Guaranty  of  Cytation  Corporation.  (4)

10.20 Continuing  Guaranty  of  Deer  Valley  Acquisitions  Corp.  (4)

10.21 Agreement and Plan of Merger between Cytation Corp., a Delaware corporation, and Deer Valley Corporation, a Florida corporation. (1)

10.22 Sales  Contract  for  Sulligent  Property.  (5)

10.23 Form of  Loan  Agreement  (6)

10.24 Form of  Commercial  Promissory  Note  (6)

10.25 Form of Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing (6)

10.26 Form of  Guaranty  of  Loan,  Cytation  Corp.  (6)

10.27 Form of  Guaranty  of  Loan,  DeerValley  Acquisitions  Corp.  (6)

21.01 List of  Subsidiaries  of  the  Company.  (7)

31.01 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 3, 2006. (7)

31.02 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 3, 2006. (7)

32.01 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 3, 2006. (7)

32.02 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 3, 2006. (7)

     (1) Previously filed as an exhibit to the Form 8-K, filed with the SEC on July 28, 2006 and incorporated herein by reference.

     (2) Previously filed as an exhibit to the Form 8-K filed with the SEC on January 25, 2006 and incorporated herein by reference.

     (3) Previously filed as an exhibit to the Registration Statement on Form SB-2 filed with the SEC on April 19, 2006 and incorporated herein by reference.

     (4) Previously filed as an exhibit to the Form 8-K filed with the SEC on April 18, 2006 and incorporated herein by reference.

     (5) Previously filed as an exhibit to the Form 8-K filed with the SEC on April 24, 2006 and incorporated herein by reference.

     (6) Previously filed as an exhibit to the Form 8-K filed with the SEC on June 1, 2006 and incorporated herein by reference.

     (7)  Filed  herewith.

                                    SIGNATURE
                                    ---------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Deer  Valley  Corporation
                                   -------------------------
                                          (Registrant)


Dated:  August  14,  2006     By:  /s/  Charles  G.  Masters
                                    -------------------------
                                    Charles  G.  Masters
                                    President  &  Chief  Executive  Officer