Form 10QSB
period 2006-09-30
DEER VALLEY CORP
filed 2006-11-20
CIK 95047

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

The Registrant had 7,928,263 shares of Common Stock, par value $0.001 per share, outstanding as of November 16, 2006.

                                TABLE OF CONTENTS

PART  I        FINANCIAL  INFORMATION                                    PAGE

Item  1     Financial  Statements

           Consolidated  Balance  Sheets
               As  of  September  30,  2006  (unaudited)
               As  of  December  31,  2005  (audited)                      F-2

           Consolidated  Statements  of  Operations
               Three  Months  ended September  30,  2006 (unaudited)
               Three  Months  ended September  30,  2005 (unaudited)
               Nine  Months  ended September  30,  2006 (unaudited) and
               Nine  Months  ended September  30,  2005 (unaudited)        F-3

           Consolidated  Statements  of  Cash  Flows
               Nine  Months  ended  September  30,  2006  (unaudited)
               Nine  Months  ended  September  30,  2005  (unaudited)      F-4

          Notes  to  Consolidated  Financial  Statements                F-5-F-19

Item  2     Management's Discussion and Analysis or Plan of Operation        3

Item  3     Controls  and  Procedures                                       10


PART  II     OTHER  INFORMATION

Item  1     Legal  Proceedings                                              11

Item  2     Unregistered  Sales  of Equity Securities and Use of Proceeds   11

Item  3     Defaults  Upon  Senior  Securities                              11

Item  4     Submission  of  Matters  to  a  Vote  of  Security  Holders     11

Item  5     Other  Information                                              11

Item  6     Exhibits                                                        12

     Unless otherwise indicated or the context otherwise requires, all references below in this filing to "we," "us," the "Company," and "Deer Valley" are to Deer Valley Corporation, a Florida corporation, together with its wholly-owned subsidiary, Deer Valley Homebuilders, Inc., an Alabama corporation.


PART I     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                             DEER VALLEY CORPORATION
                     [FORMERLY KNOWN AS CYTATION CORPORATION
                             THROUGH JULY 24, 2006]


UNAUDITED FINANCIAL STATEMENT
--------------------------------------------------------------------------------

CONTENT:

BALANCE  SHEETS  AS  OF  SEPTEMBER  30,  2006  (UNAUDITED) AND
DECEMBER 31, 2005 (AUDITED)                                               F-2

STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDING
SEPTEMBER 30, 2006 (UNAUDITED) AND SEPTEMBER 30, 2005 (UNAUDITED)         F-3

STATEMENTS OF CASH FLOWS FOR THE NINE MONTH PERIODS ENDING
SEPTEMBER 30, 2006 (UNAUDITED) AND SEPTEMBER 30, 2005 (UNAUDITED)         F-4

NOTES TO FINANCIAL STATEMENTS                                           F-5-F-19

--------------------------------------------------------------------------------

                             DEER VALLEY CORPORATION
         [FORMERLY KNOWN AS CYTATION CORPORATION THROUGH JULY 24, 2006]
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                           SEPTEMBER 30,  DECEMBER 31,
                                                               2006           2005
                                                          -------------  -------------
                                                            (UNAUDITED)    (AUDITED)
CURRENT ASSETS:
  Cash                                                    $  4,304,911   $        221
  Accounts Receivable                                        3,468,852
  Notes Receivable, Other                                       15,715              -
  Inventory                                                  2,318,671
  Prepaid expenses and other current assets                    137,530              -
                                                          -------------  -------------
Total Current Assets                                        10,245,679            221

Property and Equipment, Net                                  2,537,987              -

  Loan Cost                                                     92,351
  Goodwill                                                   5,523,895              -
                                                          -------------  -------------

TOTAL ASSETS                                              $ 18,399,911   $        221
                                                          =============  =============


                  LIABILITIES AND STOCKHOLDERS'EQUITY(DEFICIT)

CURRENT LIABILITIES:
  Current Maturities of Long Term Debt                    $     19,448   $          -
  Accounts payable and Accrued Expenses                      2,069,842         48,416
  Accounts Payable Under Dealer Incentive Programs             685,559
  Estimated Warranties                                       1,550,000
  Compensation and Related Accruals                            803,033
  Other Accruals                                                11,641
  Income Tax Payable                                            34,940              -
  Accrued Preferred Dividends                                   95,772
  Notes payable and Accrued Interest                                 -          5,500
                                                          -------------  -------------
Total Current Liabilities                                    5,270,235         53,916

LONG TERM LIABILITIES:
  Long-Term Debt, Net of Current Maturities                  3,776,798         85,000
                                                          -------------  -------------

TOTAL LIABILITIES                                            9,047,031        138,916
                                                          -------------  -------------

STOCKHOLDERS' EQUITY (DEFICIT):

  Series A Preferred stock, $0.01 par value, 750,000
  shares authorized, 705,025 and 0 shares issued and
  outstanding, respectively                                  7,050,245              -

  Series B Preferred stock, $0.01 par value, 49,451
  shares authorized, 0 shares issued and outstanding                 -              -

  Series C Preferred stock, $0.01 par value, 26,750
  shares authorized, 26,750 shares issued and outstanding         267              -

  Series D Preferred stock, $0.01 par value, 132,081
  shares authorized, 0 shares issued and outstanding                -              -

  Common stock, $0.001 par value, 2,000,000 shares
  authorized, 8,115,298 and 982,622 shares issued and
  outstanding, respectively                                     8,115             982

  Additional paid-in capital                                42,485,178     32,723,371

  Retained Earnings and Accumulated deficit                (40,190,925)   (32,863,048)
                                                          -------------  -------------

TOTAL STOCKHOLDERS EQUITY (DEFICIT)                          9,352,880       (138,695)
                                                          -------------  -------------

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)       $ 18,399,911   $        221
                                                          =============  =============

                            DEER VALLEY CORPORATION
         [FORMERLY KNOWN AS CYTATION CORPORATION THROUGH JULY 24, 2006]
                     CONSOLIDATED STATEMENTS OF OPERATIONS
 FOR THE THREE AND NINE MONTH PERIODS ENDING SEPTEMBER 30, 2006 (UNAUDITED) AND
                         SEPTEMBER 30, 2005 (UNAUDITED).


                                          FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED

                                           SEPTEMBER 30,  SEPTEMBER 30, SEPTEMBER 30, SEPTEMBER 30,
                                               2006          2005          2006           2005
                                            ------------  ------------  ------------  ------------
                                            (UNAUDITED)   (UNAUDITED)   (UNAUDITED)    (UNAUDITED)
REVENUE                                     $16,901,751   $    49,114   $48,767,224   $     49,114

COST OF REVENUE                              14,688,814           181    41,289,963          1,738
                                            ------------  ------------  ------------  ------------

GROSS PROFIT                                  2,212,937        48,933     7,477,261         47,376

OPERATING EXPENSES:
  Depreciation                                        -             -             -          1,037
  Selling, general and administrative         1,565,801        88,548     4,544,792        223,952
                                            ------------  ------------  ------------  ------------

TOTAL OPERATING EXPENSES                      1,565,801        88,548     4,544,792        224,989
                                            ------------  ------------  ------------  ------------

OPERATING INCOME/(LOSS)                         647,136       (39,615)    2,932,469       (177,613)

OTHER INCOME (EXPENSES)
  Gain on sale and distribution of investment         -        31,902        31,902         31,902
  Loss on termination of ARE agreement                -             -             -         (5,000)
  Loss on sale of property and equipment              -             -                       (4,270)
  Interest expense, net                         (37,077)       (1,385)      (72,742)        (4,659)
  Other Income                                   34,496             -        65,740              -
                                            ------------  ------------  ------------  ------------

TOTAL OTHER INCOME/(EXPENSES)                    (2,581)       30,517        (7,002)        17,973
                                            ------------  ------------  ------------  ------------

INCOME/(LOSS) BEFORE INCOME TAXES               644,555        (9,098)    2,925,467       (159,640)

INCOME TAX EXPENSE                             (240,019)            -    (1,064,628)             -
                                            ------------  ------------  ------------  ------------

NET INCOME/(LOSS)                           $   404,536   $    (9,098)  $ 1,860,840   $    159,640

  Dividends to preferred stockholders          (114,957)            -      (356,739)             -
  Deemed dividend to preferred stockholders
  on beneficial conversion feature           (5,206,294)            -    (8,777,025)             -
                                            ------------  ------------  ------------  ------------

NET INCOME/(LOSS)AVAILABLE TO
COMMON SHAREHOLDERS                         $(4,916,715)  $    (9,098)  $(7,272,925)  $    159,640


NET INCOME/(LOSS) PER SHARE (BASIC)         $     (0.84)  $     (0.01)  $     (2.79)  $     (0.18)
NET INCOME/(LOSS) PER SHARE (FULLY DILUTED) $     (0.84)  $     (0.01)  $     (2.79)  $     (0.18)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING    5,824,933       922,662*    2,608,311        898,144
WEIGHTED AVERAGE COMMON AND COMMON
EQUIVALENT SHARES OUTSTANDING                 5,824,933       922,662*    2,608,311        898,144

* REFLECTS 2 FOR 1 STOCK SPLIT

                            DEER VALLEY CORPORATION
         [FORMERLY KNOWN AS CYTATION CORPORATION THROUGH JULY 24, 2006]
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
  FOR THE NINE MONTH PERIODS ENDING SEPTEMBER 30, 2006 (UNAUDITED) AND SEPTEMBER
                             30, 2005 (UNAUDITED).

                                                                               2006         2005
                                                                            ------------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                          $ 1,860,840   $(159,640)
  Adjustments to reconcile net income (loss) to net cash
  provided for/used in operating activities:
    Depreciation and Amortization                                                137,213       1,036
    Gain on sale and distribution of investment                                        -     (31,902)
    Accrued interest on note payable                                                   -       9,155
    Stock based compensation                                                       8,651      49,601
    Loss on Termination of ARE Agreement                                               -       5,000
    (Gain) or loss on sale of property and equipment                             (14,624)      4,270
    Non-cash consulting income                                                         -     (49,114)
    Non-cash consulting fee                                                            -     113,944
    Changes in assets and liabilities:
    Increase/Decrease in Receivables                                          (1,328,448)          -
    Increase/Decrease in Other Receivables                                        (8,214)          -
    Increase/Decrease in Inventories                                          (1,203,113)          -
    Increase/Decrease in Prepayments and other assets                            (85,109)      8,706
    Increase/Decrease in Accounts Payable                                        844,480     (38,390)
    Increase/Decrease in Accounts Payable under dealer incentives                345,127           -
    Increase/Decrease in Income Taxes Payable                                  1,054,339           -
    Increase/Decrease in estimated warranties                                    800,000           -
    Increase/Decrease in Compensation and related accruals                       389,038           -
    Increase/Decrease in Accrued shareholder distributions                      (925,000)          -
    Increase/Decrease in Accrued Expenses                                     (1,242,034)          -
                                                                             ------------  ----------
CASH FLOW PROVIDED FOR/USED IN OPERATING ACTIVITIES                          $   633,146   $ (87,334)
                                                                             ------------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of equipment                                                      (1,042,447)       (812)
  Proceeds from sale of property and equipment                                         -           2
  Purchase of Company                                                         (6,475,000)          -
  Proceeds from sales of marketable securities                                   151,418           -
                                                                             ------------  ----------
CASH FLOW USED IN INVESTING ACTIVITIES                                       $(7,366,029)  $    (810)
                                                                             ------------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds (Repayment) of Notes Payable                                          476,481           -
  Proceeds from Preferred issuances                                            7,728,780           -
  Loan Costs                                                                     (98,950)          -
  Proceeds from issuance of common stock                                               -      23,500
  Collections (issuance) of note receivable                                            -       5,000
                                                                             ------------  ----------
CASH FLOW PROVIDED BY FINANCING ACTIVITIES                                   $ 8,106,311   $  28,500
                                                                             ------------  ----------

NET INCREASE (DECREASE) IN CASH                                              $ 1,373,427   $ (59,644)
CASH, BEGINNING                                                              $ 2,931,484   $  65,644
                                                                             ------------  ----------
CASH, ENDING                                                                 $ 4,304,911   $   6,000
                                                                             ============  ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the Quarter for:
    Interest                                                                 $    42,839   $     828
    Taxes                                                                    $   775,000   $       -

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES:
  Additional purchase price accrued under earnout provision                  $ 1,811,901   $       -
  Accrual of dividends on preferred stock                                    $   356,739   $       -
  Deemed dividend on beneficial conversion feature                           $ 8,777,025   $       -

                             DEER VALLEY CORPORATION
         [FORMERLY KNOWN AS CYTATION CORPORATION THROUGH JULY 24, 2006]
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION
------------------------

The accompanying unaudited consolidated financial statements for the three and nine month periods ended September 30, 2006 and September 30, 2005 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The unaudited financial information included in this report includes all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods. The operations for the three and nine month periods ended September 30, 2006 and September 30, 2005 are not necessarily indicative of the results of the full fiscal year.

The condensed consolidated financial statements included in this report should be read in conjunction with the financial statements and notes thereto included in the Registrant's December 31, 2005 Annual Report on Form 10-KSB and subsequent filings on Form 8-K and Schedule 14C.

2.ORGANIZATIONAL  MATTERS
-------------------------

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

The Company's directors proposed increasing the Company's authorized shares of common stock in order to facilitate the conversion or exercise of derivative securities which are convertible to common stock, such as the Company's convertible preferred stock. Until the increase, the Company did not have sufficient common stock to satisfy the conversion provisions of its outstanding convertible securities. Upon the increase in authorized shares of common stock, 49,451 shares of Series B Convertible Preferred Stock automatically converted to 4,945,100 shares of common stock, and 132,081 shares of Series D Convertible Preferred Stock automatically converted to 880,544 shares of common stock.


3.  INVENTORIES
---------------

Inventories are stated at the lower of cost (first-in, first-out method) or market. Work-in-process and finished goods inventories include an allocation for labor and overhead costs. Inventories at September 30, 2006 and December 31, 2005 are summarized as follows:


                                           SEPTEMBER 30,         DECEMBER 31,
                                                2006                 2005
                                          --------------         -----------
                                            (UNAUDITED)

            Raw materials                 $   1,065,008          $         -
            Work-in-process                     452,091                    -
            Finished goods                      801,572                    -
                                          --------------         -----------
              TOTALS                      $   2,318,671          $         -
                                          ==============         ===========

4. ACCOUNTING FOR STOCK BASED COMPENSATION
------------------------------------------

At September 30, 2006, the Company had not yet created a stock incentive plan which authorizes the issuance of options to purchase common stock. Prior to January 1, 2006, the Company accounted for Stock Options and Stock Based Compensation under the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations, as permitted by FASB Statement No. 123, "Accounting for Stock-Based Compensation". No stock-based employee compensation cost was recognized in the Statement of Operations for the three and nine months ended June 30, 2005. Effective January

                             DEER VALLEY CORPORATION
         [FORMERLY KNOWN AS CYTATION CORPORATION THROUGH JULY 24, 2006]
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 are based on (a) the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006 are based on the grant-date fair value estimated in accordance with the provisions of SFAS No.123(R). Results for prior periods have not been restated.

As a result of adopting SFAS No.123(R) on January 1, 2006, this statement did not have any effect on the Company's net income and earning per share for the periods ended September 30, 2006 since no options were granted.

STOCK  OPTIONS  AND  WARRANTS:

The following table summarizes the activity related to all Company stock options and warrants for the three months ended September 30, 2006 and the year ended December 31, 2005:

                                                                                          WEIGHTED AVERAGE
                                                                      EXERCISE PRICE       EXERCISE PRICE
                                                           STOCK         PER SHARE           PER SHARE
                                         WARRANTS         OPTIONS   WARRANTS   OPTIONS   WARRANTS   OPTIONS
                                   ---------------------  -------  ----------  --------  ---------  --------
OUTSTANDING AT JANUARY 1, 2005                        -         -  $        -  $      -  $      -  $      -
  Granted                                             -         -           -         -         -         -
  Exercised                                           -         -           -         -         -         -
  Cancelled or expired                                -         -           -         -         -         -
                                   ---------------------  -------  ----------  --------  ---------  --------
OUTSTANDING AT DECEMBER 31, 2005                      -         -           -         -          -         -
  Granted                                    21,210,368         -  $0.75-2.25         -  $    1.52         -
  Exercised                                           -         -           -         -          -         -
  Cancelled or expired                                -         -           -         -          -         -
                                   ---------------------  -------  ----------  --------  ---------  --------
OUTSTANDING AT APRIL 1, 2006                 21,210,368         -  $0.75-2.25         -  $    1.52         -
  Granted                                     1,609,284         -  $0.75-3.00         -  $    2.38         -
  Exercised                                           -         -           -         -          -         -
  Cancelled or expired                                -         -           -         -          -         -
                                   ---------------------  -------  ----------  --------  ---------  --------
OUTSTANDING AT JULY 1, 2006                  22,819,652         -  $0.75-3.00         -  $    1.58         -
  Granted                                         6,968         -  $     1.50         -  $    1.50         -
  Exercised                                    (919,162)        -  $     0.00         -  $    0.00         -
  Cancelled or expired                                -         -           -         -          -         -
                                   ---------------------  -------  ----------  --------  ---------  --------
OUTSTANDING AT SEPTEMBER 30, 2006            21,907,458         -  $0.75-3.00         -  $    1.61         -
                                   ---------------------  -------  ----------  --------             --------
EXERCISABLE AT SEPTEMBER 30, 2006            21,907,458         -  $0.75-3.00         -  $    1.61         -
                                   =====================  =======  ==========  ========  =========  ========

During  the  three month period ending September 30, 2006 certain holders of the

                             DEER VALLEY CORPORATION
         [FORMERLY KNOWN AS CYTATION CORPORATION THROUGH JULY 24, 2006]
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Company's BD-1 warrants, pursuant to the cashless provisions contained in such warrants, converted 919,162 warrants into 641,769 shares of the Company's common stock.

The  warrants  expire  at  various dates ranging from January 2011 through March
2013.

5. EARNINGS PER SHARE
---------------------

                                                 THREE MONTHS ENDED          NINE MONTHS ENDED
                                             SEPTEMBER 30, SEPTEMBER 30, SEPTEMBER 30, SEPTEMBER 30,
                                                 2006          2005         2006          2005
                                             ------------  ------------  ------------  ----------
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS  ($4,916,715)     ($9,098)  ($7,272,925)  ($159,640)
                                             ------------  ------------  ------------  ----------

Weighted average shares outstanding:
     Basic                                     5,824,933      922,622     2,608,311     898,144

EARNINGS PER SHARE:
     BASIC                                        ($0.84)      ($0.01)       ($2.79)     ($0.18)
                                             ============  ============  ============  ==========
     DILUTED*                                     ($0.84)      ($0.01)       ($2.79)     ($0.18)
                                             ============  ============  ============  ==========


*Diluted weighted average per share outstanding for three and nine month periods ended September 30, 2006 does not include the effect of dilutive Series A and C Preferred Stock and Series A, B, C, D, E, BD-2, BD-3, BD-4 and BD-Warrants because to do so would have been antidilutive (see detailed list of antidiluted shares below). Accordingly, basic and diluted net loss per share for this period is the same.

                                             COMMON
                                              STOCK
SECURITIES                                 EQUIVALENTS
----------                                ------------

Preferred:

Series A Preferred                          9,400,326
Series B Preferred                                  -
Series C Preferred                          2,675,000
Series D Preferred                                  -

Warrants:

Class A Warrants                           10,545,105
Class B Warrants                            4,970,824
Class C Warrants                            2,000,000
Class D Warrants                            2,000,000
Class E Warrants                              880,544
Class BD-1 Warrants                                 -
Class BD-2 Warrants                           919,162
Class BD-3 Warrants                           459,581
Class BD-4 Warrants                            66,121
Class BD-5 Warrants                            66,121
                                          ------------

Total antidilutive shares                  33,982,784
                                          ============

                             DEER VALLEY CORPORATION
         [FORMERLY KNOWN AS CYTATION CORPORATION THROUGH JULY 24, 2006]
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


6. PRODUCT WARRANTIES
---------------------

The Company provides the retail home buyer a one-year limited warranty covering defects in material or workmanship in home structure, plumbing, and electrical systems. The Company's estimated warranty costs are accrued at the time of the sale to the dealer following industry standards and historical warranty costs incurred. Periodic adjustments to the estimated warranty accrual are made as events occur which indicate changes are necessary. As of September 30, 2006, the Company has provided a liability of $1,550,000 for estimated warranty costs relating to homes sold, based upon management's assessment of historical experience factors and current industry trends.

Management reviews its warranty requirements at the close of each reporting period and adjusts the reserves accordingly. The following tabular presentation reflects activity in warranty reserves during the periods presented:

                                            SEPTEMBER 30,         DECEMBER 31,
                                                2006                 2005
                                            -------------          --------
                                             (unaudited)
     BALANCE AT BEGINNING OF PERIOD          $1,150,000            $      -
        Warranty Charges                      1,963,411                   -
        Warranty Payments                    (1,563,411)                  -
                                            -------------          --------
     BALANCE AT END OF PERIOD                $1,550,000            $      -
                                            =============          =========

7. CRITICAL ACCOUNTING POLICIES AND ESTIMATES
---------------------------------------------

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

REVENUE  RECOGNITION

The Company recognizes revenues for manufactured homes sold to independent dealers when all of the following conditions have been met:

     -    an  order  for  the  home  has  been  received  from  the  dealer,
     -    an agreement  with  respect  to  payment  terms  (usually  in the form

                            DEER VALLEY CORPORATION
         [FORMERLY KNOWN AS CYTATION CORPORATION THROUGH JULY 24, 2006]
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

          of a written or verbal approval for payment has been received from the dealer's inventory financing institution),
     -    the home has been shipped, and
     -    risk of loss has passed to the independent dealer.

ADVERTISING COSTS

Advertising costs are charged to operations when incurred and are included in operating expenses. Advertising costs for the three and nine month periods ending September 30, 2006 were $25,800 and $86,034, respectively. Advertising costs for the three and nine month periods ending June 30, 2005 were $0, and $0, respectively.

GOODWILL

As a result of the acquisition of DeerValley Acquisitions Corp. and Deer Valley Homebuilders, Inc., on January 18, 2006, goodwill is reflected on the consolidated balance sheets. A valuation was performed by the Company and it was determined that the estimated fair value of the goodwill in the accounts exceeded its book value by $3,611,994. Additional adjustments to Goodwill have been booked since that time bringing the total balance to $5,523,895 as of September 30, 2006. The adjustments which have been included are an additional $100,000 which was paid and represented a purchase price adjustment and accruals related to the Earnout Agreement totaling: $496,407 for 2005, $823,298 for the 1st and 2nd Quarters of 2006, and $492,196 for the Quarter ended September 30, 2006. There is no assurance that the value of the acquired entities will not decrease in the future due to changing business conditions.

DEALER  INCENTIVE  PROGRAMS

The Company provides rebates to dealers based upon a predetermined formula applied to the volume of homes sold to the dealer during the year. These rebates are recorded at the time the dealer sales are consummated.

RESERVE  FOR  REPURCHASE  COMMITMENTS

Deer Valley Homebuilders, Inc. ("DVH") is contingently liable under the terms of repurchase agreements with financial institutions providing inventory financing for retailers of DVH's products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The risk of loss under these agreements is spread over numerous retailers. The price DVH is obligated to pay generally declines over the period of the agreement (typically 18 to 24 months) and the risk of loss is further reduced by the sale value of repurchased homes. The maximum amount for which the Company is contingently liable under

                             DEER VALLEY CORPORATION
         [FORMERLY KNOWN AS CYTATION CORPORATION THROUGH JULY 24, 2006]
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


repurchase agreements is approximately $15,375,000 at September 30, 2006. As of September 30, 2006 the Company had reserved $67,325 for future repurchase losses, based on prior experience and an evaluation of dealers' financial conditions. DVH to date has not experienced significant losses under these agreements, and management does not expect any future losses to have a material effect on the accompanying financial statements.


8. RECENT ACCOUNTING PRONOUNCEMENTS
-----------------------------------

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

9. COMMITMENTS AND CONTINGENT LIABILITIES
-----------------------------------------

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

EARNOUT  AGREEMENT

On  January  18,  2006,  the  Company's  wholly-owned  subsidiary,  DeerValley

                             DEER VALLEY CORPORATION
         [FORMERLY KNOWN AS CYTATION CORPORATION THROUGH JULY 24, 2006]
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Acquisitions Corp. (dissolved on July 1, 2006), entered into an Earnout Agreement (the "Earnout Agreement"), between Deer Valley Homebuilders, Inc., DeerValley Acquisitions Corp., and the former owners of Deer Valley Homebuilders, Inc. In connection with the Capital Stock Purchase Agreement, the Company entered into the Earnout Agreement, pursuant to which, additional payments may be paid to the former owners of Deer Valley Homebuilders, Inc., as an earnout, based upon the Net Income Before Taxes of Deer Valley Homebuilders, Inc. during the next five (5) years, up to a maximum of $6,000,000. In any given year during the term of the Earnout Agreement, 50% of the pre-tax profit exceeding $1,000,000 per year will be accrued and become distributable to the prior shareholders. For the fourth quarter of 2005, such pre-tax profit was reduced to $250,000. During the nine month period ending September 30, 2006 the Company's wholly owned subsidiary, Deer Valley Homebuilders, Inc., had pre-tax profit in the amount of $3,630,987, of which $2,630,987 was above the Company's earnout threshold of $1,000,000. The Company accrued 50% of the amount in excess of earnout threshold in the amount of $1,315,494. The maximum remaining potential accrual under the Earnout Agreement is $4,188,099.

LOAN AND LETTER OF CREDIT

On April 12, 2006, DVH entered into a Loan and Security Agreement providing for a revolving line of credit in an amount not to exceed Two Million Five Hundred Thousand and No/100 Dollars ($2,500,000) (the "Loan") evidenced by a revolving credit note (the "Note") and secured by accounts receivable, inventory, equipment and all other tangible and intangible personal property of DVH, DeerValley Acquisitions Corp. (a subsidiary of the Company, now dissolved), and the Company. The purpose of the Loan was to provide working capital, to provide Letter of Credit support, to replace DVH's previous revolving line of credit with State Bank and Trust, and to provide interim financing for the acquisition of the real property on which DVH operates a plant in Sulligent, Alabama. The Loan has a one year term and has a variable interest rate at 2.60% above LIBOR. Upon issuance of a letter of credit, DVH is charged a letter of credit fee equal 1.00% of the face amount of the letter of credit. The Loan provides for conditions to meet prior to each advance, including financial ratios.

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

All  of  the  Letters  of  Credit  above  are  required  under  the terms of the

                             DEER VALLEY CORPORATION
         [FORMERLY KNOWN AS CYTATION CORPORATION THROUGH JULY 24, 2006]
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Repurchase Agreements described above in the section entitled "Reserve for Repurchase Commitments." As of September 30, 2006, no amounts had been drawn on the above irrevocable letters of credit by the beneficiaries.

On May 26, 2006, DVH entered into a Loan Agreement with Fifth Third Bank (the "Lender") providing for a loan of Two Million and No/100 Dollars ($2,000,000) (the "Loan") evidenced by a promissory note and secured by a first mortgage on DVH's properties in Guin, Alabama and Sulligent, Alabama, including the structures and fixtures located thereon, as well as DVH's interest in any lease thereof. The purpose of the loan is to pay off an existing loan from another bank secured by the Guin property and to reduce the outstanding balance on DVH's revolving credit facility with the Lender. The net effect of the reduction in the revolving credit balance is to increase the credit available to the Company for working capital under its revolving facility. The Loan has a term from May 26, 2006 through June 1, 2011 and has a variable interest rate at 2.25% above LIBOR. There is no prepayment penalty. Future advances are available under the Loan Agreement, subject to approval by the Lender. Also on May 26, 2006, the Company and DVA guaranteed the Loan. Should Deer Valley default, thereby triggering acceleration of the Loan, the Company would become liable for payment of the Loan.

EXECUTIVE AGREEMENT

On June 29, 2006 the Company elected Charles G. Masters to serve as President, Chief Executive Officer, and Chief Financial Officer. As compensation for services rendered relative to the integration of Deer Valley Homebuilders, Inc. and the ongoing operations of Deer Valley Corporation from January 18, 2006 to June 30, 2006 the Company authorized a lump-sum payment of $60,000 (prior to deductions for federal or state withholding requirements). In addition the Board of Directors for the Company authorized $120,000 as annual compensation for services rendered as President, Chief Executive Officer, and Chief Financial Officer. Mr. Masters will continue to pay for his own medical insurance, but shall be entitled to be reimbursed for reasonable business related expenses.

DIVIDENDS PAYABLE

On July 18, 2006, a dividend to holders of Series A Preferred Stock became due. On September 20, 2006 the Company issued 106,412 shares of the Company's common stock to Series A Preferred shareholders as payment for $260,968 of accrued dividends. As of September 30, 2006 the total dividend payable to Series A Preferred shareholders is $356,739, of which $95,771 is accrued but unpaid. The

                             DEER VALLEY CORPORATION
         [FORMERLY KNOWN AS CYTATION CORPORATION THROUGH JULY 24, 2006]
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Company's Series A Preferred stock is not registered with the United States Securities and Exchange Commission, but ranks prior to the Company's registered common stock.


10. EQUITY TRANSACTIONS
-----------------------

CAPITAL STOCK PURCHASE AGREEMENT

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

In order to effectuate the Capital Stock Purchase Agreement, Deer Valley Corporation f.k.a Cytation Corporation completed a series of transactions exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) of the Act for transactions not involving a public offering and Rule 506 promulgated by the United States Securities and Exchange Commission under the Securities Act of 1933, as amended. As of the date of these financials, the Company has closed on a private placement of approximately 745,622 shares of Series A Preferred Stock. Pursuant to the Securities Purchase and Share Exchange Agreement, dated as of January 18, 2006, the Company (a) issued and sold to the Purchasers, and the Purchasers purchased from the Company, (a) Series A Preferred Stock, (b) Series A Common Stock Purchase Warrants, and (c) Series B Common Stock Purchase Warrants. Also on January 18, 2006, the Company completed a share exchange pursuant to which the Company acquired 100% of the issued and outstanding capital stock of DeerValley Acquisitions, Corp. Pursuant to the Share Exchange Agreement, in exchange for 100% of the issued and outstanding common stock of DeerValley Acquisitions, Corp., the Company issued the following securities to the shareholders of DeerValley Acquisitions, Corp.: (a) Series B Preferred Stock, (b) Series C
Preferred  Stock,  and  (c)  Series  C  Common  Stock  Purchase  Warrants.

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

On January 18, 2006, DeerValley Acquisitions, Corp., a wholly-owned subsidiary of Deer Valley Corporation, acquired 100% of the issued and outstanding capital stock of Deer Valley Homebuilders, Inc. The results of Deer Valley Homebuilders, Inc. will be included in consolidated financial statements for periods after January 18, 2006. Deer Valley Homebuilders, Inc. is an Alabama corporation with its business offices located at 205 Carriage Street, P.O. Box 310, Guin, Alabama 35563 and is engaged in the production, sale and marketing of manufactured homes in the southeastern and south central U.S. housing market. Deer Valley Corporation purchased Deer Valley Homebuilders, Inc. to serve as its primary operating company and to gain entry into the manufactured home market. Deer Valley Homebuilders, Inc. comprises substantially all of Deer Valley Corporation's operations.

The aggregate purchase price for Deer Valley Homebuilders, Inc. was $6,000,000, including $5,500,000 cash and $500,000 of Deer Valley Corporation's Series A Convertible Preferred Stock, Series A Common Stock Purchase Warrants, and Series B Common Stock Purchase Warrants. In addition, an Earnout Agreement was entered into, pursuant to which additional payments may be paid to the former owners of Deer Valley Homebuilders, Inc., as an earnout, based upon the Net Income Before Taxes of Deer Valley Homebuilders, Inc. during the next five (5) years, up to a maximum of $6,000,000. The Company is accounting for the $6,000,000 earnout as contingent consideration in accordance with paragraphs 25 through 28 of SFAS
141. Because the amount, if any, of contingent consideration was not determinable at the acquisition date, no amount for the contingency will be recorded in the Company's financial statements until the contingency is resolved, or the consideration is issued or becomes issuable.

The  Company  considered  the  effect of EITF 95-8 and based its analysis on the

                             DEER VALLEY CORPORATION
         [FORMERLY KNOWN AS CYTATION CORPORATION THROUGH JULY 24, 2006]
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


fact that the contingent consideration of a minimum of $0 and a maximum of $6,000,000 over the next five years was nothing more than a way for the Company to defer payments of purchase price so that the Company did not have to pay Deer Valley Homebuilders Inc.'s shareholders the full purchase price up front. Since Deer Valley Homebuilders, Inc. had a pre-tax profit in 2005 in excess of $3,000,000, the Company concluded that Deer Valley Homebuilders, Inc.'s business was worth in excess of $6,000,000, or approximately two times pre-tax profits. The sellers were interested in receiving all $12 million up front, but the Company was unwilling to pay in this fashion because Deer Valley Homebuilders, Inc. had been in business less than two years and because to do so would be too dilutive to shareholders to raise all monies up front. Therefore the Company and previous shareholders of Deer Valley Homebuilders, Inc. agreed to the price adjustment target account ("PATA"). So long as Deer Valley Homebuilders, Inc. continues to have pre-tax profits in excess of one million dollars over the next five years, the shareholders, pursuant to their interest sold, will be given a pro-rata portion of the maximum $6,000,000 PATA. Based on this analysis, the Company will account for all of the PATA, when earned, by recording it as additional consideration for the acquisition of Deer Valley Homebuilders, Inc. and will not record it as a period expense related to compensation. The Company will account for this on an ongoing basis and book any accrued liability in connection with the PATA as incurred.

The value of the Series A Convertible Preferred Stock, Series A Common Stock Purchase Warrants, and Series B Common Stock Purchase Warrants were determined in a private offering also completed on January 18, 2006.

SERIES  A  CONVERTIBLE  PREFERRED  STOCK

In connection with the Series A Convertible Preferred Stock offering the Company Calculated the effect of EITF 00-27 and EITF 98-5 and determined on a relative fair value basis that, of the $7,456,215 raised, $5,669,186 was attributable to the beneficial conversion feature of the warrants and $1,787,029 was attributable to the beneficial conversion feature of the Series A Convertible Preferred Stock. As such, the Company adjusted its balance sheet to reflect an increase of $5,699,186 to additional paid-in capital and $1,787,029 to preferred stock. The Company also noted that, of the $1,787,029 booked to preferred, 100% was allocated to the beneficial conversion feature and was recorded as a reduction to preferred stock and an increase to additional paid-in capital. Conversion of the preferred stock can also occur at anytime. During the three month period ending September 30, 2006, the registration statement for the Company was declared effective and the remaining $4,126,453 of un-amortized beneficial conversion feature related to the Series A Preferred was considered a deemed dividend.

                             DEER VALLEY CORPORATION
         [FORMERLY KNOWN AS CYTATION CORPORATION THROUGH JULY 24, 2006]
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

In addition, during the three month period ending September 30, 2006 certain shareholders converted 29,217 shares of Series A Preferred stock, par value $291,970, into 389,196 shares of the Company's common stock.

  TOTAL PREFERRED SERIES A PROCEEDS                                  $7,456,215
    Amount of proceeds allocated to Warrants                         (5,669,186)
    Amount of proceeds allocated to Preferred Series A               (1,787,029)
    Amortization of Beneficial Conversion Feature                     1,491,243
                                                                     ----------
  PREFERRED SERIES A BALANCE AT APRIL 1, 2006                        $1,491,243
    Amortization of Beneficial Conversion Feature                     1,838,519
                                                                     ----------
  PREFERRED SERIES A BALANCE AT JULY 1, 2006                         $3,329,762
    Amortization of Beneficial Conversion Feature                     4,126,453
    Conversion of Series A Preferred                                  (405,970)
                                                                     ----------
  PREFERRED SERIES A BALANCE AT SEPTEMBER 30, 2006                   $7,050,245
                                                                     ==========

PREFERRED  SERIES  D

On April 17, 2006, the Company completed a private placement of $1,320,810 of its Series D Convertible Preferred Stock (the "Series D Offering"). In connection with the Series D Offering, the Company issued (a) 132,081 shares of its Series D Convertible Preferred Stock and (b) Series E Common Stock Purchase Warrants entitling the holder to purchase up to an aggregate of 880,540 shares of its Common Stock at an exercise price of three dollars ($3.00) per share.

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

In connection with the Series D Convertible Preferred Stock offering, the Company Calculated the effect of EITF 00-27 and EITF 98-5 and determined on a relative fair value basis that, of the $1,320,810 raised, $434,945 was attributable to the beneficial conversion feature of the warrants, and $753,618 was attributable to the beneficial conversion feature of the preferred stock. As such, the Company adjusted its balance sheet to reflect an increase of $434,945 to additional paid-in capital and $753,618 to preferred stock. The Company also noted that, of the $753,618 booked

                             DEER VALLEY CORPORATION
         [FORMERLY KNOWN AS CYTATION CORPORATION THROUGH JULY 24, 2006]
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


to preferred, 100% was allocated to the beneficial conversion feature and was recorded as a reduction to preferred stock and an increase to additional paid-in capital. Conversion of the preferred stock can also occur anytime at anytime. During the three month period ending September 30, 2006, the registration statement for the Company was declared effective and the remaining $1,079,841 of un-amortized beneficial conversion feature related to the Series D Preferred was considered a deemed dividend.

  TOTAL PREFERRED SERIES D PROCEEDS                                  $1,320,810
    Issuance Costs                                                    ($132,247)
    Amount of proceeds allocated to Warrants                           (434,945)
    Amount of proceeds allocated to Preferred Series D                 (753,618)
    Amortization of Beneficial Conversion Feature                       240,969
                                                                     ----------
  PREFERRED SERIES D BALANCE AT JULY 1, 2006                           $240,969
    Amortization of Beneficial Conversion Feature                     1,079,841
    Conversion of Series D Preferred                                 (1,320,810)
                                                                     ----------
  PREFERRED SERIES D BALANCE AT SEPTEMBER 30, 2006                           $0
                                                                     ==========

DEERVALLEY  ACQUISITIONS  CORP

DeerValley Acquisitions, Corp., a wholly owned subsidiary of DeerValley Corporation, was dissolved by filing an Articles of Dissolution with the Florida Department of State. The dissolution of DeerValley Acquisitions, Corp. was effective as of June 30, 2006. On the effective date of dissolution, DeerValley Acquisitions, Corp. had no assets and no revenues.

11. RELATED PARTY
-----------------

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

12.SUBSEQUENT EVENTS
--------------------

In early November of 2006, a shareholder approached the Company about exchanging registered shares of the Company's common stock for shares of the Company's preferred stock and "out of the money" warrants. On November 16, 2006, the Company entered into a Share Exchange Agreement with that holder of the Company's common stock, par value $0.01 (the "Common Stock") whereby the shareholder agreed to exchange 750,000 shares of Common Stock for 750,000 shares of the Company's Series E Convertible Preferred Stock (the "Series E Preferred Stock") and Series F Warrants (the "Series F Warrants"). The Series E Preferred Stock is convertible into the Company's Common Stock at the option of the holder any time after the date of issuance on a one-for-one basis. The conversion rights of the holder of Series E Preferred Stock is limited so that the holder cannot convert any Series E Preferred Stock if, after such conversion, the number of shares of Common Stock beneficially owned by the holder and its affiliates, will exceed 4.99% of the outstanding shares of Common Stock. Pursuant to the Share Exchange Agreement, the Company also issued the Series F Warrants. The Series F Warrants entitle the holder to purchase 750,000 shares of the Company's Common Stock at an exercise price of two dollars and twenty five cents ($2.25) per share. The Series F Warrants are exercisable, in whole or in part, at any time from the date of grant, November 16, 2006, and expire on the fifth anniversary of the grant date. Similar to the Series E Preferred Stock, the exercise rights of the Series F Warrants are limited so that the holder is not entitled to exercise the warrants if, after such exercise, the number of shares of common stock beneficially owned by the holder and its affiliates, will exceed 4.99% of the outstanding shares of common stock. The Series E Preferred Stock and the Series F Warrants were issued pursuant to the exemption from registration found in Section 3(a)(9) of the Securities Act of 1933.

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

     As a result of the acquisition of Deer Valley Homebuilders, Inc. on January 18, 2006, the Company had gross revenues of $48,767,224 for the nine months ending on September 30, 2006, had assets of $18,399,911 as of the same date, and had 406 employees. Because the Company discontinued its prior operations in the first quarter of 2005 and was a shell company (as defined in Rule 12b-2 of the Exchange Act) from the first quarter of 2005 through January 18, 2006 and because the Company now has significant revenues from a subsidiary operating in an entirely different industry, management does not believe that it is informative or useful to compare the Company's results of operations for the three month and nine month periods ended September 30, 2006 to the three month and nine month periods ended September 30, 2005. As a result, the remainder of this discussion examines only the results of the Company's operations for the three month and nine month periods ended September 30, 2006. In conjunction with this discussion it is imperative that investors read the footnotes to the financial statements attached to this filing.

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

     To sustain the Company's growth rate in an industry which is not experiencing broad growth, management is seeking to continue to increase its market share. In addition, we are positioning the Company and seeking to take advantage of our Alabama location and reputation in Mississippi to become a major participant in the permanent rebuilding of the Gulf Coast area (see Hurricane Katrina paragraphs below). Toward that end, we are evaluating several new plant sites, potential corporate acquisitions, and adding modular products to our product line. As of September 30, 2006, no definitive action had been taken to initiate a transaction which would result in such an expansion.

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

     2)  Downturn  in  the  Manufactured  Housing  Industry

     In recent years, the manufactured housing industry experienced a prolonged and significant downturn as consumer lenders began to tighten underwriting standards and curtail credit availability in response to higher than anticipated rates of loan defaults and significant losses upon the repossession and resale of homes securing defaulted loans. According to the Manufactured Housing Institute, domestic shipments of manufactured homes peaked in calendar year 1998 with the shipment of 372,843 homes, before declining to a total of 130,802 manufactured homes in calendar year 2004. Management's best estimate is that 2006 will see aggregate sales in the industry of 115,000 to 120,000 homes.

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

     3) Changing Dynamics in the Gulf Coast Market in the wake of Hurricane Katrina.

     Hurricane Katrina created a great need for the rapid provision of temporary housing in the Gulf Coast Region, prompting the Federal Emergency Management Agency ("FEMA") to order large numbers of FEMA houses, which are similar to small, single-wide HUD-Code homes. With the FEMA demand "bubble" having passed, management concurs with others in the industry who believe that the overall market is slightly weaker than at this point in 2005 and continues to be pressured by a lack of new finance capacity for wholesale and retail sales. Many manufacturers believed that 2006 would see an increase in HUD-Code home orders, largely because of the need for more permanent replacement homes along the Gulf Coast, which would offset the lack of continuing FEMA orders. Through September 30, 2006, reconstruction and replacement efforts had not yet developed at the pace expected, reflecting a complex and unpredictable interplay of FEMA, insurance claims, and other rebuilding issues.

     In the weeks subsequent to September 30, 2006, FEMA has begun releasing new guidelines related to reconstruction in storm damaged areas along the Gulf Coast. As a result of having the new guidelines, local authorities can now begin issuing new building permits, and insurance companies can quote and issue new homeowner policies in the affected areas. Furthermore, federal, state, and local funding programs for rebuilding appear to be closer to disbursing funds, and insurance claims are reportedly being resolved at a slightly quicker pace. Finally, both modular and HUD Code housing is being permitted in certain areas where only site-built houses were previously allowed. As a result of all of these factors, Management believes that, beginning in the first half of calendar year 2007, there will be an upswing in production for the portion of the industry serving the Gulf Coast to meet a long-delayed demand for manufactured housing, particularly for modular homes, along the Gulf coast. Accordingly, the Company is implementing plans to add a limited number of modular houses to its product line. The Company believes that it is well-positioned geographically to serve the target area. Because the Company exclusively builds a "heavy built" version of the HUD Code house with finished drywall interiors, the inclusion of modular homes in the product line presents few challenges to the existing manufacturing operations. Nevertheless, modular homes require more on-site erection and finishing. Consequently, the Company expects to augment its distribution and dealer support system to facilitate delivery of this new product series.

     4) Rising Interest Rates and "Floor Plan" Credit Available to Manufactured Home Dealers.

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

     RESULTS  OF  OPERATIONS

     The following discussion examines the results of the Company's operations for the three month and nine month periods ended September 30, 2006. This discussion of our financial condition and results of operations should be read in conjunction with our financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment by our management. Historical financial information presented for the nine month period ended September 30, 2006 is that of the Company on a consolidated basis with Deer Valley Homebuilders, Inc. and Deer Valley Acquisitions Corp., which reflects the

Company's acquisition of Deer Valley Homebuilders, Inc. on January 18, 2006, retroactive to January 1, 2006. Deer Valley Acquisitions Corp. was dissolved on July 1, 2006. Historical financial information presented for the three month period ended September 30, 2006 is that of the Company on a consolidated basis with Deer Valley Homebuilders, Inc.

HISTORICAL  RESULTS  -  PERIODS  ENDED  SEPTEMBER  30,  2006

INTRODUCTORY EXPLANATORY NOTE. Because the Company discontinued its prior operations in the first quarter of 2005 and was a shell company (as defined in Rule 12b-2 of the Exchange Act) from the first quarter of 2005 through January 18, 2006 and because the Company now has significant revenues from a subsidiary operating in an entirely different industry, management does not believe that it is informative or useful to compare the Company's results of operations for the three month and nine month periods ended September 30, 2006 to the three month and nine month periods ended September 30, 2005. As a result, the remainder of this discussion examines only the results of the Company's operations for the three month and nine month periods ended September 30, 2006. To the extent that this analysis references data from 2005, those data refer to Deer Valley Homebuilders, Inc.

REVENUES. Overall gross revenue for the three month and nine month periods ended September 30, 2006 was $16,901,751 and $48,767,224, respectively. Revenue for the three month period ended September 30, 2006 declined slightly from the previous three month period, primarily due to there being approximately eight
(8) fewer production days in the three month period ended September 30, 2006. Our production ceases on normal holidays, such as Labor Day, and for approximately one week at July 4 and at Christmas of each year, in order to allow management to survey inventory, perform maintenance on equipment, and to prepare forecasts and plans for the upcoming six month periods.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. General and administrative expenses consisted of payroll and related expenses for executive, accounting, and administrative personnel, professional fees, and other general corporate expenses. Selling, general, and administrative expenses for the three month and nine month periods ended September 30, 2006 were $1,565,801 and $4,544,792, respectively. These general and administrative costs have increased at our operating subsidiary, Deer Valley Homebuilders, Inc., primarily due to increased production, sales, and operating expenses. The production direct cost of goods has remained generally in the same ratio to sales, with increased quantity discounts being offset by a rise in material cost.

NET INCOME (LOSS). The net income for the three month and nine month periods ended September 30, 2006 was $404,536 and $1,860,839, respectively. After accounting for the dividend payable to preferred shareholders and the deemed dividend to preferred shareholders on beneficial conversion features, the loss to common stockholders for the three month and nine month periods ended September 30, 2006 was $4,916,715 and $7,272,925, respectively. Increased production and sales of our products have bolstered net income. The effect of the beneficial conversion features were fully realized as of the end of the quarter ended September 30, 2006 and, consequently, will not affect future quarterly financial statements.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Management believes that the Company currently has sufficient cash flow from operations, available bank borrowings, cash, and cash equivalents to meet its short-term working capital requirements. As of September 30, 2006, the Company had $4,304,911 in cash and cash equivalents. Because of the current profits generated by operations and lack of significant capital demand under our current business plan, our cash reserves are expected to continue to grow each month. Should our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner which will increase or accelerate our anticipated costs or capital demand, such as through the acquisition of new products, our working capital could be depleted at an accelerated rate.

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

     The net cash provided by operating activities for the nine month period ending September 30, 2006 was $633,146. The net cash used in investing activities for the nine month period ending September 30, 2006 was $7,366,029, which primarily reflects the amount related to the purchase of Deer Valley Homebuilders, Inc., which was $6,475,000, net of cash acquired in the purchase, as well as purchases of equipment. The net cash provided by financing activities for the nine month period ending September 30, 2006 was $8,106,311, the majority of which resulted from the issuance of Series A and D preferred stock.

     We are contingently liable under the terms of repurchase agreements with financial institutions providing inventory financing for retailers of our products. For more information on the repurchase agreements, including the Company's contingent liability thereunder, please see "Reserve for Repurchase Commitments" below.

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

     As of September 30, 2006, the following letters of credit were issued and in force:

     A letter of credit issued through State Bank & Trust in the amount of $400,000 to the favor of beneficiary GE Commercial issued on January 27, 2006 and expiring January 27, 2007. Personally guaranteed by Joel Logan, President and General Manager of Deer Valley.

     A letter of credit issued through Fifth Third Bank in the amount of $150,000 to the favor of beneficiary Textron.

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

     All of the Letters of Credit above are required under the terms of the Repurchase Agreements described below in the section entitled "Reserve for Repurchase Commitments." As of September 30, 2006, no amounts had been drawn on the above irrevocable letters of credit by the beneficiaries.

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

CRITICAL  ACCOUNTING  POLICIES

     Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments which affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. For a description of those estimates, see Note 7, Critical Accounting Policies and Estimates, contained in the explanatory notes to the Company's financial statements for the quarter ended September 30, 2006, contained in this filing. On an ongoing basis, we evaluate our estimates, including those related to reserves, deferred tax assets, valuation allowances, impairment of long-lived assets, fair value of equity instruments issued to consultants for services, and estimates of costs to complete contracts. We base our estimates on historical experience and on various other assumptions which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities which are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. However, we believe that our estimates, including those for the above-described items, are reasonable.

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

     WARRANTIES

     We provide our retail buyers with a one-year limited warranty covering defects in material or workmanship, including plumbing and electrical systems. We record a liability for estimated future warranty costs relating to homes sold, based upon our assessment of historical experience and industry trends. In making this estimate, we evaluate historical sales amounts, warranty costs related to homes sold and timing in which any work orders are completed. We had a reserve for estimated warranties of $1,550,000 as of September 30, 2006. We plan to increase our reserve for warranties because (1) we have more homes under warranty due to increased sales in the past year and (2) we made a one-time provision related to a possible change out of ventilation ducts installed in certain models delivered prior to September 30, 2006. The increase in our reserve for warranties will occur during the fourth fiscal quarter of 2006 and will adversely impact our profits during that period. Although we maintain reserves for such claims, there can be no assurance that warranty expense levels will remain at current levels or that the reserves that we have set aside will continue to be adequate. A large number of warranty claims which exceed our current warranty expense levels could have a material adverse affect upon our results of operations.

     VOLUME  INCENTIVES  PAYABLE

     We have relied upon volume incentive payments to our independent dealers who retail our products. These volume incentive payments are accounted for as a reduction to gross sales, and are estimated and accrued when sales of our manufactured homes are made to our independent dealers. Volume incentive reserves are recorded based upon the annualized purchases of our independent dealers who purchase a qualifying amount of home products from us. We accrue a liability to our dealers, based upon estimates derived from historical payout rates. We had a reserve for volume incentives payable of $685,559 as of September 30, 2006.

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

     The maximum amount for which the Company is contingently liable under repurchase agreements is approximately $15,375,000 at September 30, 2006. As of September 30, 2006 the Company had reserved $67,325 for future repurchase commitments, based upon our prior experience and evaluation of our independent dealers' financial conditions. Because Deer Valley Homebuilders, Inc. to date has not experienced any significant losses under these agreements, management does not expect any future losses to have a material effect on our accompanying financial statements.

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

PROPERTY

     The Company's executive and operating offices are located at 4902 Eisenhower Blvd., Suite 185, Tampa, FL 33634. The Company is provided these offices by a related party at no charge. The telephone number at the Company's executive offices is (813) 885-5998. Deer Valley Homebuilders, Inc.'s principal manufacturing plant and offices are located at 205 Carriage Street, Guin, Alabama 35563, and its telephone number is (205) 468-8400. Deer Valley Homebuilders, Inc.'s principal manufacturing plant and company offices consists of a manufacturing plant with 107,511 square feet, a frame shop with 10,800 square feet, material shed of 23,172 square feet and offices with 11,250 square feet of space. Deer Valley Homebuilders, Inc. owns the buildings and 25.5 acres underlying these facilities. Deer Valley Homebuilders, Inc.'s second manufacturing plant is located at 7668 Highway 278 in Sulligent, Alabama (the "Sulligent Plant"). The Sulligent Plant consists of a 65,992 square foot manufacturing plant located on approximately 13 acres of land. Deer Valley Homebuilders, Inc. owns the buildings and land underlying the Sulligent Plant.

     Deer Valley Homebuilders, Inc. does not invest in real estate or real estate mortgages except for those necessary to support the company's normal business purposes.

WEBSITE

     Deer Valley Homebuilders, Inc. maintains a website at www.deervalleyhb.com. The information contained on this website is not a part of this filing, nor is it incorporated by reference into this filing.

OFF-BALANCE  SHEET  ARRANGEMENTS

     In connection with the purchase of Deer Valley Homebuilders, Inc. on January 18, 2006, the Company entered into the Earnout Agreement, pursuant to which additional payments, up to a maximum of $6,000,000, may be paid to the former owners of Deer Valley Homebuilders, Inc. as an earnout, based upon the Net Income Before Taxes of Deer Valley Homebuilders, Inc. during the next five
(5) years. The business purpose of executing the Earnout Agreement was to set the purchase price of Deer Valley Homebuilders, Inc. by an objective standard, given that the owners of Deer Valley Homebuilders, Inc. and the Company could not agree on an outright purchase price

     During the term of the Earnout Agreement, 50% of the pre-tax profit exceeding $1,000,000 per year will be accrued and become distributable to the former owners of Deer Valley Homebuilders, Inc. Deer Valley Homebuilders, Inc. had pre-tax profit in the nine months ended September 30, 2006 in the amount of $3,630,987, of which $2,630,987 was above the earnout threshold of $1,000,000. Accordingly, the Company accrued 50% of the amount in excess of earnout threshold in the amount of $1,315,494. The maximum remaining potential accrual under the Earnout Agreement is $4,188,099.

ITEM  3.     CONTROLS  AND  PROCEDURES

INTERNAL CONTROL OVER FINANCIAL REPORTING; EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     The Company's Chief Executive and Chief Financial Officer has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending September 30, 2006 covered by this Report on Form 10-QSB. Based upon such evaluation, the Chief Executive and Chief Financial Officer has concluded that, as of the end of such period, the Company's disclosure controls and procedures were not in full compliance with the requirements of Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

     As reported in the Form 8-K filed with the United States Securities and Exchange Commission on September 27, 2007, several individuals were recently elected to the Board of Directors of the Company. It is anticipated that the new Board of Directors will establish audit and compensation committees. In addition, the Company's Chief Executive and Chief Financial Officer is devoting considerable effort to continue to develop and implement a system of disclosure controls and procedures to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management and its officers, as appropriate, to allow timely decisions regarding required disclosure.

     Beginning after the year ending December 15, 2007, Section 404 of the Sarbanes-Oxley Act of 2002 will require us to include management's report on our internal control over financial reporting in our Annual Report on Form 10-K. The internal control report must contain (1) a statement of management's responsibility for establishing and maintaining adequate internal control over our financial reporting, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, (3) management's assessment of the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year, including a statement as to whether or not our internal control over financial reporting is effective, and (4) a statement that our registered independent public accounting firm has issued an attestation report on management's assessment of our internal control over financial reporting. Pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, beginning at the first annual report for a fiscal year ending on or after December 15, 2008 we must provide an auditor's attestation report on internal control over financial reporting in their annual reports.

     In order to achieve compliance with Section 404 within the prescribed period, at the appropriate time management will commence a Section 404 compliance project to assess the adequacy of our internal control over financial reporting, remediate any control deficiencies that may be identified, validate through testing that controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting.

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

CHANGES  IN  INTERNAL  CONTROLS  OVER  FINANCIAL  REPORTING

     During the third quarter of fiscal year 2006, there were no changes in our internal control over financial reporting which materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM  2.     UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF  PROCEEDS

Unregistered  Sales  of  Equity  Securities

     Other than sales previously reported, there were no unregistered sales of equity securities.

Issuer  Purchases  of  Equity  Securities

     The Company did not repurchase any equity securities during the fiscal quarter ended September 30, 2006.


ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES

     None.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

          None.

ITEM  5.     OTHER  INFORMATION

     SUBSEQUENT  EVENT  -  SHARE  EXCHANGE

     In early November of 2006, a shareholder, Vicis Capital Master Fund, LP, approached the Company about exchanging registered shares of the Company's common stock for shares of the Company's preferred stock and "out of the money" warrants. On November 16, 2006, the Company entered into a Share Exchange Agreement with that holder of the Company's common stock, par value $0.01 (the "Common Stock") whereby the shareholder agreed to exchange 750,000 shares of Common Stock for 750,000 shares of the Company's Series E Convertible Preferred Stock (the "Series E Preferred Stock") and Series F Warrants (the "Series F Warrants"). The Series E Preferred Stock is convertible into the Company's Common Stock at the option of the holder any time after the date of issuance on a one-for-one basis. The conversion rights of the holder of Series E Preferred Stock is limited so that the holder cannot convert any Series E Preferred Stock if, after such conversion, the number of shares of Common Stock beneficially owned by the holder and its affiliates, will exceed 4.99% of the outstanding shares of Common Stock. Pursuant to the Share Exchange Agreement, the Company also issued the Series F Warrants. The Series F Warrants entitle the holder to purchase 750,000 shares of the Company's Common Stock at an exercise price of two dollars and twenty five cents ($2.25) per share. The Series F Warrants are exercisable, in whole or in part, at any time from the date of grant, November 16, 2006, and expire on the fifth anniversary of the grant date. Similar to the Series E Preferred Stock, the exercise rights of the Series F Warrants are limited so that the holder is not entitled to exercise the warrants if, after such exercise, the number of shares of common stock beneficially owned by the holder and its affiliates, will exceed 4.99% of the outstanding shares of common stock. The Series E Preferred Stock and the Series F Warrants were issued pursuant to the exemption from registration found in Section 3(a)(9) of the Securities Act of 1933. As a result of the Share Exchange Agreement, the 750,000 shares of registered Common Stock tendered by the shareholder to the Company will be returned to the pool of authorized but unissued shares of Common Stock, which will reduce the number of shares of outstanding Common Stock to 7,928,263 shares as of November 16, 2006.

     The Certificate of Designation, Rights and Preferences of Series E Convertible Preferred Stock constitutes an amendment to the Articles of Incorporation of the Company. Such amendment was approved by the Board of Directors, pursuant to its powers under the Articles of Incorporation of the Company, the Bylaws of the Company, and the Florida Business Corporation Act, on November 8, 2006 and became effective onNovember 17, 2006.

ITEM  6.     EXHIBITS

EXHIBIT NO.  DESCRIPTION

3.01 Articles  of  Incorporation  of  Deer  Valley  Corporation.  (1)
3.02 Bylaws  of  Deer  Valley  Corporation.  (1)
4.01 Certificate of Designation, Rights, and Preferences of Series A Convertible Preferred Stock. (1)
4.02 Certificate of Designation, Rights, and Preferences of Series B Convertible Preferred Stock. (1)
4.03 Certificate of Designation, Rights, and Preferences of Series C Convertible Preferred Stock. (1)
4.04 Certificate of Designation, Rights, and Preferences of Series D Convertible Preferred Stock. (1)
4.05 Certificate of Designation, Rights, and Preferences of Series E Convertible Preferred Stock. (7)
10.01 Securities Purchase and Share Echange Agreement dated January 18, 2006, by and among the Company, Richard A. Fisher, Kevin J. High, certain purchasers of the Company's Series A Convertible Preferred Stock, DeerValley Acquisitions Corp., and certain other persons a party thereto.
      (2)
10.02 Investor Rights Agreement, by and among the Company, each of the purchasers of the Company's Series A Convertible
10.03 Earnout  Agreement.  (2)
10.04 Form of  Series  A  Common  Stock  Purchase  Warrant.  (2)
10.05 Form of  Series  B  Common  Stock  Purchase  Warrant.  (2)
10.06 Form of  Series  C  Common  Stock  Purchase  Warrant.  (3)
10.07 Form of  Series  D  Common  Stock  Purchase  Warrant.  (3)
10.08 Form of  Series  E  Common  Stock  Purchase  Warrant.  (3)
10.09 Form of  Series  BD-1  Common  Stock  Purchase  Warrant.  (3)
10.10 Form of  Series  BD-2  Common  Stock  Purchase  Warrant.  (3)
10.11 Form of  Series  BD-3  Common  Stock  Purchase  Warrant.  (3)
10.12 Form of  Series  BD-4  Common  Stock  Purchase  Warrant.  (3)
10.13 Form of  Series  BD-5  Common  Stock  Purchase  Warrant.  (3)
10.14 Interest  Bearing  Non-Convertible  Installment  Promissory  Note.  (2)
10.15 Placement Agent Agreement between Cytation Corporation and Midtown Partners, LLC. (2)
10.16 Debt Exchange Agreement between Vicis Capital Master Fund and Cytation Corporation. (3)
10.17 Revolving  Credit  and  Security  Agreement.  (4)
10.18 Revolving  Credit  Note.  (4)
10.19 Continuing  Guaranty  of  Cytation  Corporation.  (4)
10.20 Continuing  Guaranty  of  Deer  Valley  Acquisitions  Corp.  (4)
10.21 Agreement and Plan of Merger between Cytation Corp., a Delaware corporation, and Deer Valley Corporation, a Florida corporation. (1)
10.22 Sales  Contract  for  Sulligent  Property.  (5)
10.23 Form of  Loan  Agreement  (6)
10.24 Form of  Commercial  Promissory  Note  (6)
10.25 Form of Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing (6)
10.26 Form of  Guaranty  of  Loan,  Cytation  Corp.  (6)
10.27 Form of  Guaranty  of  Loan,  DeerValley  Acquisitions  Corp.  (6)
10.28 Form  of  Share  Exchange  Agreement.  (7)
10.29 Form  of  Series  F  Common  Stock  Purchase  Warrant.  (7)
21.01 List of  Subsidiaries  of  the  Company.  (7)
31.01 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 3, 2006. (7)
31.02 Certification of Acting Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 3, 2006. (7)

32.01 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 3, 2006. (7)
32.02 Certification  of  Acting  Chief  Financial  Officer pursuant to 18 U.S.C.
      Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 3, 2006. (7)

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


                                     Deer  Valley  Corporation
                                     -------------------------
                                           (Registrant)


Dated:  November  20,  2006     By:   /s/Charles  G.  Masters
                                      -------------------------------
                                      Charles  G.  Masters
                                      President  &  Chief  Executive  Officer