Form 10KSB
period 2006-12-31
DEER VALLEY CORP
filed 2007-04-11
CIK 95047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-KSB
(Mark One)
[✓]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2006

[    ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _________________

Commission file number: 001-14800

DEER VALLEY CORPORATION
(Name of small business issuer in its charter)

FLORIDA	20-5256635
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4902 EISENHOWER BLVD., SUITE 185, TAMPA, FL	33634
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (813) 885-5998

Securities registered under 12(b) of the Exchange Act: None

Securities registered under 12 (g) of the Exchange Act:

Common Stock, par value $0.001
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes        No  ✔

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ✔  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes         No  ✔

The issuer’s revenues for its most recent fiscal year were $65,460,735. The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 23, 2007 was $7,659,617.1 For purposes of the foregoing calculation only, directors and executive officers and holders of 10% or more of the issuer’s common capital stock have been deemed affiliates. The number of shares outstanding of the Registrant’s common stock as of March 23, 2007 was 8,461,854.
Transitional Small Business Disclosure Format: Yes ___ No  ✔

1 Market value based upon sales occurring on that date. Calculation does not account for common shares issuable upon conversion of convertible preferred stock.

DEER VALLEY CORPORATION

2006 FORM 10-KSB

TABLE OF CONTENTS

PART I

Special Note Regarding Forward-Looking Statements

Information included or incorporated by reference in this Annual Report on Form 10-KSB may contain forward-looking statements. This information may involve known and unknown risks, uncertainties, and other factors which may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology.

ITEM 1. DESCRIPTION OF BUSINESS

Unless otherwise indicated or the context otherwise requires, all references below in this filing to “we,” “us,” the “Company,” and "Deer Valley" are to Deer Valley Corporation, a Florida corporation, together with its wholly-owned subsidiary, Deer Valley Homebuilders, Inc., an Alabama corporation.

Business Development

The Company, under the name Cytation Corporation, was incorporated under the laws of Delaware on November 1, 1999. Until June 20, 2001, the Company provided an extensive range of in-school and online services directed at high school students and their parents, high school counselors, college admissions officers, and corporations which target the teen marketplace. On June 20, 2001, the Company sold all of its assets associated with these activities to TMP Worldwide Inc. for approximately $7.2 million in cash and debt assumed.

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

On January 18, 2006, the Company entered into the Securities Purchase and Share Exchange Agreement, which, among other matters, resulted in (a) the Company’s issuance of approximately $5,202,735 (or 520,274 shares) of its Series A Convertible Preferred Stock, $.001 Par Value (“Series A Preferred Stock”), Series A Common Stock Purchase Warrants exercisable for 6,936,980 shares of common stock (the “Series A Warrants”), and Series B Common Stock Purchase Warrants exercisable for 3,468,490 shares of common stock (the “Series B Warrants”) (the “Series A Preferred Offering”), and (b) the Company’s issuance of its Interest Bearing Non-Convertible Installment Promissory Note, in the original principal amount of One Million Five Hundred Thousand and No/100 Dollars ($1,500,000) (the “Debt Offering”). After January 18, 2006, the Company closed on the sale of an additional $2,253,480 (or 225,348 shares) of Series A Preferred Stock.

In addition, on January 18, 2006, the Company acquired 100% of the issued and outstanding capital stock of Deer Valley Acquisitions Corp. (“DVA”), in exchange for the issuance of (a) 49,451 shares of the Company’s Series B Preferred Stock, $.001 Par Value (“Series B Preferred Stock”), (b) 26,750 shares of the Company's Series C Preferred Stock, $.001 Par Value (the “Series C Preferred Stock”), and (c) Series C Common Stock Purchase Warrants exercisable for 2,000,000 shares of common stock of the Company. (the “Share Exchange”). DVA was a Florida corporation formed in July 2005.

Immediately after completion of the Series A Preferred Offering and Share Exchange, DVA, a wholly owned subsidiary of the Company, acquired 100% of the issued and outstanding capital stock of Deer Valley Homebuilders, Inc. (“DVH”). DVH is an Alabama corporation formed in January 2004.

In connection with the Securities Purchase and Share Exchange Agreement, on January 18, 2006, the Company issued an Interest Bearing Non-Convertible Installment Promissory Note, in the original principal amount of One Million Five Hundred Thousand and No/100 Dollars ($1,500,000), together with interest accruing thereon at an annual rate of twelve percent (12%) per annum (the “Promissory Note”). In March 2006, the lender of these funds agreed to convert the Promissory Note into 150,000 shares of Series A Preferred Stock, Series A Common Stock Purchase Warrants entitling the holder to purchase 2,000,000 shares of Common Stock at an exercise price of one dollar and fifty cents ($1.50) per share, and  Series B Common Stock Purchase Warrants entitling the holder to purchase 1,000,000 shares of Common Stock at an exercise price of  two dollars and twenty five cents ($2.25).

On June 30, 2006, DVA filed Articles of Dissolution with the State of Florida and completed transactions which resulted in the Company directly owning DVH.

On July 24, 2006 the Company held a Special Meeting of Stockholders not in lieu of an annual meeting, (the “Meeting”), which had previously been announced by the Company’s Definitive Information Statement on Schedule 14C, filed with the United States Securities and Exchange Commission on June 27, 2006 and mailed to shareholders on June 30, 2006 (the “Information Statement”). At the Meeting, the following actions were taken as previously reported in the Company’s Report on Form 8-K, filed with the United States Securities and Exchange Commission (“SEC”) on July 28, 2006:

1.
The election of each of Hans Beyer, John Giordano, and Dale Phillips as directors to serve until the next annual meeting of the shareholders in the years in which their terms expire and until their successors are elected and qualified, or until their earlier resignation, removal from office, or death;

2.
The approval of an amendment to the Company’s Certificate of Incorporation to increase the authorized preferred stock, par value $0.01 per share, of the Company from 1,140,000 shares to 10,000,000 shares;

3.
The approval of an amendment to the Company’s Certificate of Incorporation to increase the authorized common stock, par value $0.001 per share, of the Company from 2,000,000 shares to 100,000,000 shares;

4.	The approval of an amendment to the Company’s Certificate of Incorporation to change the name of the Company from Cytation Corporation to Deer Valley Corporation.; and

5.	The approval of a merger with a Florida corporation, solely for purposes of establishing the Company’s domicile in Florida.

In addition, the term of office of Charles G. Masters continued after the Meeting.

In early November 2006, a shareholder approached the Company about exchanging registered shares of the Company’s common stock for shares of the Company’s preferred stock and “out of the money” warrants. On November 16, 2006, the Company entered into a Share Exchange Agreement with that holder of the Company’s common stock, par value $0.01 (the “Common Stock”) whereby the shareholder agreed to exchange 750,000 shares of Common Stock for 750,000 shares of the Company’s Series E Convertible Preferred Stock (the “Series E Preferred Stock”) and Series F Warrants (the “Series F Warrants”). The Series E Preferred Stock is convertible into the Company’s Common Stock at the option of the holder any time after the date of issuance on a one-for-one basis. The conversion rights of the holder of Series E Preferred Stock are limited so that the holder cannot convert any Series E Preferred Stock if, after such conversion, the number of shares of Common Stock beneficially owned by the holder and its affiliates, will exceed 4.99% of the outstanding shares of Common Stock. Pursuant to the Share Exchange Agreement, the Company also issued the Series F Warrants. The Series F Warrants entitle the holder to purchase 750,000 shares of the Company’s Common Stock at an exercise price of two dollars and twenty five cents ($2.25) per share. The Series F Warrants are exercisable, in whole or in part, at any time from the date of grant, November 16, 2006, and expire on the fifth anniversary of the grant date. Similar to the Series E Preferred Stock, the exercise rights of the Series F Warrants are limited so that the holder is not entitled to exercise the warrants if, after such exercise, the number of shares of common stock beneficially owned by the holder and its affiliates, will exceed 4.99% of the outstanding shares of common stock. The Series E Preferred Stock and Series F Warrants were issued pursuant to the exemption from registration found in Section 3(a)(9) of the Securities Act of 1933. As a result of the

Share Exchange Agreement, the 750,000 shares of registered Common Stock tendered by the shareholder to the Company were returned to the pool of authorized but unissued shares of the Company’s Common Stock.

Business of the Issuer

Overview

The Company, through its wholly-owned subsidiary, DVH, an Alabama corporation with its business offices located at 205 Carriage Street, P.O. Box 310, Guin, Alabama 35563, is engaged in the production, sale and marketing of factory-built homes in the southeastern and south central U.S. housing market. As of the date of this filing, we manufacture all of our factory-built homes in two manufacturing facilities, one located in Guin, Alabama and one located in Sulligent, Alabama. We rely upon a team of regional sales directors and approximately 80 independent dealers to market our factory-built homes in over 100 retail locations. As of the date of this filing, we are selling our factory-built homes in 13 states through our network of independent dealers and retail centers. On March 28, 2007, we showcased our new modular homes at the South Central Manufactured Housing Institute Show in Tunica, Mississippi. The new modular units are “on-frame” modular units designed to be sold through the Company’s existing dealer network.

A modular home is a home comprised of sections, known as modules, which are built in a factory and transported to a site to be joined together on a permanent foundation. Modular homes are distinct from factory-built homes constructed in accordance with the Federal Manufactured Home Construction and Safety Standards (“HUD Code homes”). Unlike HUD Code homes, modular homes generally do not have integrated frames and axles. On a HUD Code home, the metal frame on which the house is hauled is also the structural floor support of the home and remains a part of the home after installation. In most cases, a modular home, after being transported to a site, is hoisted off of a metal-frame trailer and attached to a foundation. The structural portion of the house is similar to typical "stick-built" construction and the architectural freedom of the exterior presents a “site-built” appearance.

Modular homes are not new. Factory-built, timber-framed houses have been produced for a century. As an example, Sears, Roebuck and Co. sold approximately 100,000 factory-built, mail-order homes from 1908 to 1940 (the popular “Craftsman” home). Over time, modular technology and quality has improved to the point where, after installation, it is often almost impossible to tell the difference between a traditional, stick-built home and a modular home. Additionally, because of the greater quality control possible in a factory setting, the quality of factory-built homes is often superior to site-built homes.

Our modular homes must be constructed in accordance with the local building codes in effect at the point of delivery. These codes vary from state to state and also within states. Such variance in standards is not conducive to standardized factory construction of a quality home. Accordingly, we build our modular homes to the standards of the International Residential Code (“IRC”), which is generally more stringent than local building codes. The IRC has been adopted wholesale by several states and by selected localities in many others.

Each of our HUD Code homes is constructed in accordance with the Federal Manufactured Home Construction and Safety Standards promulgated by the U.S. Department of Housing and Urban Development, better known as the “HUD Code.” Our production and marketing efforts have concentrated on multi-section homes and, as of the date of this filing, we have not delivered any hurricane-related Federal Emergency Management Agency (“FEMA”) orders nor have we been contracted to do so.

In recent years, the factory-built housing industry has suffered a downturn in sales as a result of a tightening of credit standards, restricted availability of retail and wholesale financing, and excessive inventory levels. Despite this industry decline, which commenced in calendar year 1999, we have been able to successfully launch our business through efficient manufacturing at our production facilities, flexible product designs, an experienced and capable sales team, stringent cost controls, and attention to dealer relations, customer satisfaction, and service efforts. Our HUD Code homes are often sold as part of a land-home package and may be financed by a conventional mortgage. Our multi-section HUD Code homes have an interior, and often an exterior, appearance indistinguishable from more traditional site-built homes. In addition, the exteriors of our modular homes can be customized to match the appearance of virtually any site-built home, with brick and stone facings available.

Manufacturing Operations

We currently produce all of our factory-built homes at two manufacturing facilities consisting of an approximately 118,000 square foot facility located in Guin, Alabama and a 65,992 square foot plant in Sulligent, Alabama. Our facilities normally function on a single-shift, five-day work week basis. As of December 30, 2006, we were producing 10 floors per day or approximately 2,300 floors on an annual basis. A “floor” is a section of a HUD Code home. Our HUD Code homes are constructed in accordance with the Federal Manufactured Home Construction and Safety Standards (“HUD Standards”). In 2006, 100% of the HUD Code homes we produced were built to HUD Standards.

We plan to continue operating on a single shift, five day work week basis. During the fiscal year which ended December 30, 2006, the Company produced an average of 48 floor sections per week. This represented a 72% increase in floor section production from the average of 28 floor sections per week we produced in the fiscal year ended December 31, 2005.

Because all of our HUD Code homes are constructed in accordance with HUD Standards, our manufacturing facility is subject to strict oversight and monitoring by the U.S. Department of Housing and Urban Development, using independent third-party inspection agencies for enforcement. Each home we manufacture complies with the HUD Standards and has a special label affixed to the exterior of the home indicating that the home has been designed, constructed, tested, and inspected to comply with stringent federal standards set forth in these HUD Standards. As required by the National Manufactured Home Construction and Safety Standards Act of 1974, each home that we manufacture may not be shipped from our factory unless it complies with HUD Standards and receives a certification label from an independent third-party inspector. Our manufacturing facilities must meet performance standards for heating, plumbing, air conditioning, thermal and electrical systems, structural design, fire safety, and energy efficiency. We also conduct our own in-plant inspection and quality assurance program.

We manufacture homes which are designed as primary residences ready for immediate occupancy. The homes, many of which are customized at our factory to the home buyer’s specifications, are constructed in one or more sections and transported by independent trucking companies to dealer locations or to a customer’s site.

Our homes are manufactured under controlled conditions in an indoor facility located on 25.5 acres in Guin, Alabama, which has approximately 107,516 square feet of floor space, a frame shop with 10,800 square feet, a material shed with 23,172 square feet of space and an office facility consisting of 11,250 square feet of space. In addition, the Company manufactures homes in a 65,992 square foot plant in Sulligent, Alabama. Please see “Description of Property” below for a fuller description of the Guin and Sulligent plants. At the two plants we employ an average of 420 employees who generally work one shift per day, five days per week. Construction of our HUD Code homes is based upon an assembly line system, commencing by moving a unit through the plant, stopping at a number of work stations where various components and sub-assemblies are attached. Each section is permanently attached to a steel support chassis, and various components are later added, including floors, interior and exterior walls, roof, cabinets, ceilings, and windows. It takes approximately 2 and 1/2 days to complete construction of a HUD Code home at our manufacturing facilities. As of December 30, 2006, we had the capacity to produce an aggregate of approximately 12 floors per day. Once a HUD Code home has been assembled and quality review testing has been completed, the home is ready to be transported to a dealer location or for installation and connection to utility systems.

While our HUD Code homes are constructed with many of the same components and building materials used in site-built homes, we utilize a cost-efficient assembly line manufacturing process which enables us to produce a quality home at a much lower cost per square foot than a traditional, site-built home. A Deer Valley HUD Code home is built with residential features, including 1/2 inch drywall, Thermopane™ brand windows, enhanced insulation, oak cabinets, cultured marble vanities, and two inch by six inch exterior wall construction standards.

The extent of customization of our HUD Code homes varies to a significant degree with the price of the homes. In the higher price range of the market, the home buyer is often less sensitive to the price increase associated with significant design modifications. Our experience in producing a customized home on a cost-effective basis has allowed us to offer customized homes, factory-provided trim-out services, and walk-through inspections of the home.

Because the cost of transporting a factory-built home is significant, substantially all of our homes are sold to dealers within a 500 mile radius of our manufacturing facility. DVH arranges, at dealers’ expense, for the transportation of finished homes to dealer locations using independent trucking companies. Customary sales terms are cash--on-delivery or guaranteed payment from a floor-plan financing source. Dealers or other independent installers are responsible for placing the home on site and connecting utilities.

Backlog of Orders and Sales Policies

Substantially all production of our factory-built homes is initiated against specific orders. As of December 30, 2006, our backlog of orders stood at two (2) weeks. Dealer orders are subject to cancellation prior to commencement of production, and we do not consider our backlog to be firm orders. Because we operate in an industry where order lead times are extremely short, we do not view backlog at any point in time to be indicative of the level of our future revenues.

Our sales are made to dealers either through floor-plan financing arrangements with a financial institution or on a cash basis. When a factory-built home is purchased, we receive payment either directly from the dealer or from a financial institution which has agreed to finance dealer purchases of our factory-built homes. As is customary in our industry, many financial institutions which finance dealer purchases require that we execute a repurchase agreement which provides that, in the event a dealer defaults on its repayment of the financing arrangement, we agree to repurchase the factory-built home from the financing institution, in accordance with a declining repurchase price schedule that is mutually agreed upon. Because we do not build significant inventories of either finished goods or raw materials and because we initiate production against a specific product order, we do not have significant inventories or a backlog of product orders.

Components

The principal raw materials used in the production of HUD Code and modular homes include wood, wood products, panels, steel, sheetrock, vinyl siding, gypsum wallboard, fiberglass insulation, carpet, appliances, electrical items, windows, roofing materials, electrical supplies, roof trusses, and plumbing fixtures. We believe that the raw materials used in the production of our factory-built homes are readily available from a wide variety of suppliers and that the loss of any single supplier would not have a material adverse effect on our business. Although we rely upon Odyssey Group (sheet rock, plumbing, and other assembly items), WoodPerfect (lumber supplies), Morris Sales Company (lumber and siding, panels), General Electric (appliances), and Owens Corning (insulation) in purchasing materials to assemble our homes, we are not dependent on a single source or supplier for component purchases.

Products

In March 2007, the Company continued to expand its product offerings with a new modular home line. The company initially constructed three floor plans between 1,770 and 1,980 square feet. The homes are constructed to IRC (International Residential Code) standards and are currently offered in three states: Alabama, Mississippi, and Louisiana. These modular homes include front load porch designs to accommodate the narrow lot lines typical in coastal areas. Our modular homes will be constructed standard to a 110 mile per hour wind load and an optional 140 mile per hour wind load. The Company is seeking to expand into other states with new designs to fulfill the growing demand among builders and developers for factory-built structures. Typical features in our modular homes include “heavy built” construction very similar to Deer Valley Homebuilders, Inc.’s other offerings. The Company will perform customization in this line of modular homes, as each builder has different needs.

We currently offer 31 different models of HUD Code homes, with a variety of decors that are marketed under our Deer Valley brand name. We currently manufacture and sell single-section and multi-section HUD Code homes, with 97%of the HUD Code homes we produced in 2006 consisting of multi-section units. We offer over 31 different floor plans, ranging in size from approximately 840 to 2,580 square feet. Many of our homes are customized to homebuyers’ specifications. We believe that our willingness to offer factory trim-out services and customize floor plans and design features to match homebuyers’ preferences is a principal factor which differentiates us from our competitors.

Each HUD Code home typically includes three to five bedrooms, a great room which functions as a living room, family room, and dining room, a kitchen, and two or three bathrooms and features central air conditioning and heating, a water heater, a dishwasher, a refrigerator, a microwave, a cook top/range, and an oven. We offer a wide range of colors, moldings, and finishes and provide optional features including fireplaces, wood floors, and modern kitchen counter-tops. We continue to modify and improve the design of our HUD Code homes in consultation with our sales representatives and independent dealer network. We also utilize computer-aided and other design methods in an effort to continuously improve the design of our HUD Code homes and to permit our customers to customize their purchases.

Deer Valley has traditionally focused on designing factory-built homes with features comparable to site-built homes. In addition to offering the consumer options specified in the preceding paragraph, Deer Valley generally offers extensive customization of floor plan designs and exterior elevations to meet specific customer preferences.

Once a HUD Code home has been completed at our manufacturing facility, we utilize an independent trucking company to transport the home to either a retail sales center or a customer’s site. All transportation costs are borne by the independent retailer or other independent installer, who is responsible for placing the HUD Code home on the customer’s site, joining the interior and exterior seams and providing utility connections.

The following table sets forth the total factory homes built and sold, square footage, and retail price range in 2006:

Number of Homes Sold:
Multi-section Homes	2,311 floors or 1,151 units
Total Homes	2,343 floors or 1,183 units

Type of Homes	Square Feet	Retail Price Range (excluding land)
Multi-floor Homes	1,560 to 2,580	$59,000 to $119,000
Single-floor Homes	840 to 1,140	$39,000 to $59,000

Independent Dealer Network

As of the date of this Filing, we had approximately 80 participating independent dealers marketing our factory-built homes at 100 locations. Our independent dealers are not required to exclusively sell our homes and will typically choose to offer the products of other manufacturers in addition to ours. We do not have written exclusive agreements with our independent dealers and do not have any control over the operations of, or financial interest in, any of our independent dealers. We are not dependent on any single dealer, and in 2006, our largest dealer location accounted for approximately 12% of our sales.

We believe that our independent dealer network enables us to avoid the substantial investment in management, capital, and overhead associated with company-owned sales centers. Although we do not rely upon exclusive dealer arrangements, we typically rely upon a single dealer within a given geographical market to distribute our products. We believe our strategy of selling our homes through independent dealers helps to ensure that our homes are competitive with those of other companies in terms of quality, consumer acceptability, product design, and price.

Markets Served

During the fiscal year ended December 30, 2006, we estimate that the percentage of our revenues by region was as follows:

Regions	Primary States	Percentage of Revenue by Region
Southeast	Alabama, Florida, Georgia, Kentucky, Mississippi, and Tennessee	60%
South Central	Louisiana, Oklahoma, Texas, Illinois, Arkansas, Missouri, and Indiana	40%

Our manufacturing facility currently serves approximately 80 dealers and our sales staff maintains and monitors our relationships with each independent retailer in an effort to maintain excellent relationships with our network of independent dealers.

Our Sales Force

At December 30, 2006, Deer Valley sold factory-built homes through approximately 80 independent dealers at approximately 100 retail locations in 13 states, principally in the southeastern and south-central United States.

Deer Valley markets its homes through product promotions tailored to specific dealer needs. In addition, Deer Valley advertises in local media and participates in regional factory-built housing shows.

Continuing Operations

Factory-Built Homes - Industry Overview

Our HUD Code homes are built entirely in our factories, in accordance with national HUD Standards specified by the U.S. Department of Housing and Urban Development (HUD) through its Federal Manufactured Home Construction and Safety Standards.

Factory-built homes are constructed in a factory environment, utilizing assembly line techniques, which allows for volume purchases of materials and components and more efficient use of labor. The quality of factory-built homes has increased significantly, as producers generally build with the same materials as site-built homes. Many features associated with site-built homes are included in factory-built homes, such as central heating, name-brand appliances, carpeting, cabinets, walk-in closets, wall coverings, and porches. Also, many of our independent dealers offer optional features including central air conditioning, carports, garages, and furniture packages.

With respect to the retail financing of HUD Code housing, interest rates are generally higher and the terms of loans shorter than for site-built homes. In recent years, some lenders stopped extending loans to finance the purchase of HUD Code homes. This has had the effect of making financing for HUD Code homes even more expensive and more difficult to obtain relative to financing for site-built homes.

Due to the difficult financing environment for chattel financing nationwide, the industry has been trending toward more conventional mortgage financing for land and homes. Chattel financing is personal property financing secured only by the home and not by the underlying land on which the home is sited. In contrast, “land and home” financing is real property financing secured by the home and by the underlying land on which the home is placed.

Because a variety of products are described as “modular,” including educational and commercial facilities, as well as single-family homes, accurate information on modular home sales is difficult to obtain. However, it is widely accepted that HUD Code home sales are trending downward largely due to being zoned out of certain urban and coastal areas. In addition, HUD Code sales are periodically affected by financing shortages. Conversely, modular home shipments have been rising, as the availability of on-site labor decreases and the demand for affordable housing increases.

Warranties, Quality Control, and Service

We endeavor to adhere to strict quality standards and continuously refine our production procedures. In addition, in accordance with the construction codes promulgated by HUD, an independent HUD-approved, third-party inspector inspects each HUD Code home for compliance during construction at our manufacturing facilities.

We provide initial home buyers with a one-year limited warranty against manufacturing defects in the home’s construction. In addition, direct warranties are often provided by the manufacturers of components and appliances.

We have experienced quality assurance personnel at each of our manufacturing facilities who provide on-site service to dealers and home buyers. We continuously work to enhance our quality assurance systems, placing high emphasis on improving the value and appeal of our homes and reducing consumer warranty claims.

Independent Dealer Financing

Substantially all of our independent dealers finance their purchases through “floor-plan” arrangements under which a financial institution provides the dealer with a loan for the purchase price of the home and maintains a security interest in the home as collateral. In connection with a floor-plan arrangement, the financial institution which provides the independent dealer financing customarily requires DVH to enter into a separate repurchase agreement with the financial institution, under which DVH is obligated, upon default by the independent dealer, to repurchase the home at the original invoice price less the cost of all damaged/missing items, plus certain administrative and shipping expenses. The repurchase agreement relates to homes located on an authorized dealer's lot and in new, sellable condition. As a result, the potential repurchase liability may be offset by the value of the repurchased house. The risk of loss which we face under these repurchase agreements is also lessened by additional factors listed under Item 6 of this filing, at “Reserve for Repurchase Commitments.”

As of December 30, 2006, DVH’s contingent repurchase liability under floor plan financing arrangements through independent dealers was approximately $15,765,000. While homes repurchased by DVH under floor-plan financing arrangements are usually sold to other dealers, no assurance can be given that DVH will be able to sell to other dealers homes which it may be obligated to repurchase in the future or that DVH will not suffer more losses with respect to, and as a consequence of, those arrangements than we have accrued in our financial statements.

Competition

The factory-built housing industry is highly competitive at both the manufacturing and retail levels, with competition based upon numerous factors, including total price to the dealer, customization to homeowners’ preferences, product features, quality, warranty repair service, and the terms of dealer and retail customer financing. We have many competitors, ranging from very large, experienced, and well-financed companies to small, specialized manufacturers. Numerous firms produce HUD Code and modular homes in the southeastern and south central United States, many of which are in direct competition with us. In addition, certain of our competitors provide retail customers with financing from captive finance subsidiaries.

HUD Code and modular homes also compete with other forms of housing, including site-built and prefabricated homes. Historically, HUD Code housing has had a price advantage over these other forms of housing. That advantage has deteriorated, however, as the credit market in the HUD Code housing industry has, at both the retail and wholesale levels, continued to tighten, while interest rates for site-built houses in recent years have been at historic lows, thus increasing the competitive pressures on HUD Code housing.

The capital requirements for entry as a producer in the factory-built housing industry are relatively small. However, we believe that the qualifications for obtaining inventory financing, which are based upon the financial strength of the manufacturer and each of its dealers, have recently become more difficult to meet due to the departure of financial institutions from the market and efforts of our competitors to add dealers to their sales network.

We believe that our willingness to customize floor plans and design features to match customer preferences, offer factory-provided trim-out and installation services, and provide efficient customer service differentiate us from most of our competitors in the factory-built housing industry.

Competitive Niche

We believe that we have certain competitive advantages in our market as described below.

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

By focusing our manufacturing efforts on the fastest-growing sector of the factory-built housing industry, and by paying attention to manufacturing details, procuring quality components and raw materials, and offering factory-provided trim-out options and service capabilities to our customers, we have focused upon serving our customers who purchase a factory-built home from us. By providing factory trim-out services and walk-through services to customers, we have been able to respond quickly to customer inquiries to ensure that our retail customers are satisfied with the quality of our home products.

We produce a quality factory-built home product which is competitively priced.

By focusing our efforts on controlling costs and maintaining a high quality manufacturing facility, we have been able to provide a high-quality product at an attractive value. Our multi-section HUD Code homes sold for an average retail price ranging from $59,000 to $119,000 in 2006, excluding land costs. Our single-section homes sold for an average retail price ranging from $39,000 to $59,000 in 2006, excluding land costs.

We have an experienced management team which has extensive experience in the factory-built housing business.

Our management team is made up of seasoned industry veterans in key leadership positions whose interests are closely aligned with those of our shareholders. Some of our senior management team members will receive substantial additional payments from the acquisition of DVH by the Company, depending upon the future success and profitability of DVH.

We have a strong network of independent dealers.

We have a strong network of independent dealers who operate in a highly fragmented industry consisting of approximately 8,000 dealers in the United States. We do not own any company retail stores and do not provide any financial or insurance-related services which could significantly increase our administrative expenses. We maintain close relationships with each of our independent dealers and carefully monitor our service responsibilities to the customers who purchase a factory-built home from us. We also provide significant volume discounts to our dealers in an effort to maintain a strong network of independent dealers.

Regulation

Deer Valley’s HUD Code homes are subject to a number of federal, state and local laws. Construction of HUD Code housing is governed by the National Manufactured Housing Construction and Safety Standards Act of 1974 (“1974 Act”). In 1976, HUD issued regulations under the 1974 Act establishing comprehensive national construction standards. The HUD regulations cover all aspects of HUD Code home construction, including structural integrity, fire safety, wind loads, thermal protection, plumbing, and electrical work. Such regulations preempt conflicting state and local regulations. Our manufacturing facilities and the plans and specifications of our HUD Code homes have been approved by a HUD-designated inspection agency. An independent, HUD-approved, third-party inspector checks each of our HUD Code homes for compliance during at least one phase of construction. In 1994, HUD amended construction safety standards to improve the wind force resistance of HUD Code homes sold for occupancy in coastal areas prone to hurricanes. Failure to comply with the HUD regulations could expose us to a wide variety of sanctions, including closing our manufacturing plants. We believe that our HUD Code homes meet or surpass all present HUD requirements.

HUD Code, modular, and site-built homes are all built with particleboard, paneling, and other products which contain formaldehyde resins. Since February 1985, HUD has regulated the allowable concentration of formaldehyde in certain products used in factory-built homes and requires manufacturers to warn purchasers concerning formaldehyde-associated risks. We currently use materials in our factory-built homes which meet HUD standards for formaldehyde emissions and which otherwise comply with HUD regulations in this regard. In addition, certain components of factory-built homes are subject to regulation by the Consumer Product Safety Commission (“CPSC”) which is empowered to ban the use of component materials believed to be hazardous to health and to require the manufacturer to repair defects in components of its homes. The CPSC, the Environmental Protection Agency, and other governmental agencies are evaluating the effects of formaldehyde. In February 1983, the Federal Trade Commission adopted regulations requiring disclosure of HUD Code home’s insulation specifications.

Our HUD Code and modular homes are also subject to local zoning and housing regulations. Utility connections are subject to state and local regulation, which must be followed by the dealer or other person installing the home. A number of states require HUD Code and modular home producers to post bonds to ensure the satisfaction of consumer warranty claims. Several states have adopted procedures governing the installation of HUD Code and modular homes. We have complied with these requirements in Alabama, Mississippi, Louisiana, Arkansas, Georgia, Florida, Tennessee, Kentucky, Indiana, Illinois, Missouri, Oklahoma, and Texas. Many of these states require that companies renew their compliance or notify the state after a change in ownership. We are taking the steps necessary to remain in compliance with these state laws.

Regulatory Approval

Other than the regulations described above, no federal or state regulatory approvals are required for our principal products and services.

Patents and Licenses

We do not rely upon any significant patent rights, licenses or franchises under the trademarks or patents of any other person or entity in conducting our business. While DVH utilizes the mark “Deer Valley” and “Deer Valley Homebuilders” as Company trademarks in marketing its factory-built homes, we do not own any trademarks or patents registered with the United States Patent and Trademark Office. However, we have applied for trademark protection for “Deer Valley Homebuilders, Inc.” with the United States Patent and Trademark Office.

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

Employees

We currently have approximately 420 employees, all of whom are full-time. None of our employees are represented by a labor union and we consider our relationships with our employees to be good.

ITEM 2. DESCRIPTION OF PROPERTY

  The Company’s executive and operating offices are located at 4902 Eisenhower Blvd., Suite 185, Tampa, FL 33634. The telephone number at the Company’s executive offices is (813) 885-5998. DVH’s principal manufacturing plant and offices are located at 205 Carriage Street, Guin, Alabama 35563 (the “Guin Property”), and its telephone number is (205) 468-8400. DVH’s principal manufacturing plant and company offices consist of a manufacturing plant with 107,511 square feet, a frame shop with 10,800 square feet, material shed of 23,172 square feet and offices with 11,250 square feet of space. DVH owns the buildings and 25.5 acres underlying these facilities. DVH has executed a mortgage on the Guin Property in favor of a national bank.

In addition, DVH owns a satellite manufacturing facility with a 65,992 square foot manufacturing plant located on approximately 13 acres of land in Sulligent, Alabama (the “Sulligent Property”). The purchase price for the Sulligent Property was $725,000, subdivided as follows. DVH assumed the seller’s mortgage of approximately $610,000 and agreed to pay the remaining $115,000 to the seller in equal monthly payments of $5,000 for twenty-three months. The seller of the Sulligent Property was Steven J. Logan, the father of DVH's President and General Manager, Joel Logan. The Sales Contract was approved by the disinterested members of DVH's Board of Directors and the Chief Executive Officer of the Company.

We believe that the general physical condition of our manufacturing facilities and executive offices is adequate to satisfy our current production needs. Accordingly, there are no present plans to improve or develop any of the unimproved or undeveloped portions of the Guin or Sulligent Properties.

  Except for ownership of the manufacturing facilities we occupy or intend to occupy, we do not invest in real estate or real estate mortgages. It is not our policy to acquire properties for capital gain or rental income. In our opinion, we have sufficient property insurance for our property.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year which ended on December 30, 2006, no matter was submitted to a vote of security holders.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND SMALL BUSINESS ISSUER REPURCHASES OF SECURITIES

Market Information

Our common stock trades on the OTC Bulletin Board under the trading symbol “DVLY.” The figures set forth below reflect the quarterly high and low bid information for shares of our common stock during the last two fiscal years, as reported by the OTC Bulletin Board. These quotations reflect inter-dealer prices without retail markup, markdown, or commission, and may not represent actual transactions. Please note that the board of directors approved a two-for-one stock dividend on November 4, 2005, payable to shareholders of record as of November 14, 2005, which doubled the numbers of shares outstanding. Except for the prices listed for the quarter which ended on December 31, 2005, the 2005 prices in the following table reflect pre-dividend sales.

2005 Quarter Ended	High	Low
December 31, 2005	$4.25	$0.60
September 30, 2005	$1.50	$0.50
June 30, 2005	$1.75	$0.35
March 31, 2005	$1.00	$0.25
2006 Quarter Ended
December 30, 2006	$2.35	$1.45
September 30, 2006	$2.90	$1.11
July 1, 2006	$3.90	$2.25
April 1, 2006	$2.97	$1.10

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

Holders Of Common Stock

On March 23, 2007, there were 364 registered holders or persons otherwise entitled to hold our common shares pursuant to a shareholders’ list provided by our transfer agent, Computershare Investor Services, N.A. The number of registered shareholders excludes any estimate by us of the number of beneficial owners of common shares held in street name.

Dividends

We have not declared or paid any cash dividends on our common stock since our inception, and our Board of Directors currently intends to retain all earnings for use in the business for the foreseeable future. Any future payment of dividends to holder of common stock will depend upon our results of operations, financial condition, cash requirements, and other factors deemed relevant by our Board of Directors.

Securities Authorized For Issuance Under Equity Compensation Plans

The Company did not have an equity compensation plan in place as of December 30, 2006.

Recent Sales of Unregistered Securities

Except as reported in previous filings, we did not sell any securities in transactions which were not registered under the Securities Act in the quarter ended December 30, 2006.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward Looking Statements

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. This filing contains a number of forward-looking statements which reflect management’s current views and expectations with respect to our business, strategies, products, future results and events, and financial performance. All statements made in this filing other than statements of historical fact, including statements addressing operating performance, events, or developments which management expects or anticipates will or may occur in the future, including statements related to distributor channels, volume growth, revenues, profitability, new products, adequacy of funds from operations, statements expressing general optimism about future operating results, and non-historical information, are forward looking statements. In particular, the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements, and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated, or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

Readers should not place undue reliance on these forward-looking statements, which are based on management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below), and apply only as of the date of this filing. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors which could cause or contribute to such differences include, but are not limited to, the risks to be discussed in our next Annual Report on form 10-KSB and in the press releases and other communications to shareholders issued by us from time to time which attempt to advise interested parties of the risks and factors which may affect our business. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Overview

At the end of 2005, the Company had nominal operations. The Company had revenues of $65,460,735 in fiscal year 2006, as compared to $59,114 in fiscal year 2005. The Company had a net profit of $2,798,543 in fiscal year 2006, as compared to a net loss of $173,605 in fiscal year 2005. The differences in the foregoing figures are the result of the purchase of DVH.

As a result of the acquisition of Deer Valley Homebuilders, Inc. (“DVH”) on January 18, 2006, the Company now has gross revenues of approximately $4,000,000 per month and significant assets. Because the Company discontinued its prior operations in the first quarter of 2005 and was a shell company (as defined in Rule 12b-2 of the Exchange Act) from the first quarter of 2005 through January 18, 2006 and because the Company now has significant revenues from a subsidiary operating in an entirely different industry, management does not believe that it is informative or useful to compare the Company's results of operations of the fiscal year which ended December 30, 2006 with the results of operations of the fiscal year which ended December 31, 2005. As a result, the remainder of this discussion examines only the results of the Company's operations for the fiscal year which ended December 30, 2006. In conjunction with this discussion it is imperative that investors read the footnotes to the financial statements attached to this filing.

DVH, a wholly-owned subsidiary of the Company, was formed in January, 2004, and its offices and principal manufacturing plant are located in Guin, Alabama. DVH also operates a manufacturing plant in Sulligent, Alabama. DVH manufactures and designs factory-built homes which are sold to a network of independent dealers located primarily in the southeastern and south central regions of the United States. For more information on the company’s lines of business and principal products and services, please see the section of this filing entitled “Description of Business.” As of the date of this filing, DVH is producing approximately 40 floors per week. For more information on floors and rates of production, please see the section of this filing entitled “Description of Business.”

When evaluating the Company’s financial condition and operating performance, the key performance indicators management examines are (1) the Company’s production rate, in “floors” produced per day, (2) the cost of sales, and (3) the size of the Company’s sales backlog. For more information on these performance indicators, please see the attached financial statements and notes thereto and the section of this document entitled “Description of Business.”

The Company’s executives are currently focusing on two matters. First, management is addressing the well-publicized slowdown in the housing industry with a focus on sales. Second, in recognition of an important trend in the housing market toward modular homes, management plans to rapidly increase the Company’s involvement in the modular segment of the factory-built housing industry. Management feels that the following areas present significant opportunities or risks for the Company:

1) Entry into the Modular Housing Market

On March 28, 2007, the Company showcased its new modular homes at the South Central Manufactured Housing Institute Show in Tunica, Mississippi. The specific modular units shown in Tunica were “on frame” modular homes designed to be sold through the Company’s existing dealer network.

As part of a strategic plan to extend its growth, the Company plans to rapidly increase its involvement in the modular segment of the factory-built housing industry. To accelerate its entry into the modular housing industry, the Company is also currently considering the potential acquisition of one or more well-established modular home manufacturers. The products of such targeted acquisition candidates are frequently sold to developers and established contractors, whereby the manufacturer essentially acts as a major subcontractor. In addition to modular homes to be sold under its own labels through locally based channels or directly to developers, the Company also plans to enter into contracts to fabricate a series of private-label modular homes to be sold through specialized regional and national sales channels.

Despite the current downturn in the domestic housing market, the Company notes that, on a worldwide basis the demand for factory-built homes is increasing. This growth is the result of the industry’s ability to achieve more uniform quality, better cost control, more reliable completion dates, and reduced vulnerability to adverse weather, as compared to traditional, site-built houses. Management hopes that the Company’s entry into the modular housing market will leverage Deer Valley’s reputation for exceptional expertise and service in factory-built homebuilding into increased market share and profits. Additionally, opening an entirely new market for the Company’s products is intended to advance Deer Valley as a key player in the factory-built housing industry. Of course, there can be no guarantee that the Company’s initial foray into the modular housing market will be successful, since competition in this industry is intense.

2) Securities Compliance

Deer Valley Homebuilders, Inc. has been operated as a private company which is not subject to federal securities laws and, therefore, may lack the internal or financial control infrastructure and procedures necessary for public companies to comply with the provisions of the Securities Exchange Act and Sarbanes-Oxley regulations. Deer Valley Homebuilders, Inc. and Deer Valley Corporation are coordinating with legal counsel and auditors to put in place proper financial controls and procedures necessary to insure full compliance with and disclosure under all relevant securities laws. Of course, there can be no guarantee that there will be no significant deficiencies or material weaknesses in the quality of the Company’s financial controls, as defined by Sarbanes-Oxley. The greatest challenge management foresees in implementing necessary controls and procedures is the cost to the Company of such compliance could be substantial, which could have a material, adverse effect on our results of operations.

3) Downturn in the HUD Code Housing Industry

In recent years, the HUD Code housing industry experienced a prolonged and significant downturn as consumer lenders began to tighten underwriting standards and curtail credit availability in response to higher than anticipated rates of loan defaults and significant losses upon the repossession and resale of homes securing defaulted loans. According to the Manufactured Housing Institute, domestic shipments of HUD Code homes peaked in calendar year 1998 with the shipment of 372,843 homes, before declining to a total of 130,802 HUD Code homes in calendar year 2004. Shipment levels of all types of HUD Code homes in 2006 were the lowest since 1962, and some analysts fear that 2007 shipments could be even lower. HUD-Code home sales numbered 146,800 in 2005, and 2006 HUD-Code sales are projected to be approximately 118,000. Management estimates that 2007 will see aggregate HUD-Code sales in the industry of 115,000 to 120,000 homes, which would place 2007 roughly on a par with 2006 sales. Most growth in the factory-built housing industry for calendar year 2007 is expected to be in the modular home segment, which several large manufacturers are aggressively targeting as a source of increased sales, especially in the hurricane-ravaged Gulf Coast market.

Despite the industry decline, which commenced in calendar year 1999, we have been able to successfully launch and grow our business through efficient manufacturing and production facilities, flexible product designs, an experienced and capable sales team, stringent cost controls, and attention to dealer relations, customer satisfaction, and service efforts. Additionally, our affiliated dealers often endeavor to distinguish our products by selling our factory-built homes as part of a land-home package which may be financed by a conventional mortgage. Finally, we focus on the “heavy built”, finished drywall sector of the HUD Code housing market, which management feels offers the greatest potential for growth Homes of this type often have the features and “feel” of traditional site-built homes, but are often more readily available and more competitively priced than site-built homes. Note: the term “heavy built” refers to the use of more closely spaced floor joists, thicker exterior wall construction, and more closely spaced roof trusses (1) than is strictly required by the HUD building code and (2) than is standard practice in much of the HUD Code housing industry.

4) Changing Dynamics in the Gulf Coast Market in the wake of Hurricane Katrina.

Hurricane Katrina created a great need for the rapid provision of temporary housing in the Gulf Coast Region, prompting the Federal Emergency Management Agency (“FEMA”) to order large numbers of FEMA houses, which are similar to small, single-wide HUD-Code homes. With the FEMA demand “bubble” having passed, management concurs with others in the industry who believe that the overall market is weaker than at this point in 2006 and continues to be pressured by a lack of new finance capacity for wholesale and retail sales. Many manufacturers believed that 2006 would see an increase in HUD-Code home orders, largely because of the need for more permanent replacement homes along the Gulf Coast, which would offset the lack of continuing FEMA orders. Through December 30, 2006, reconstruction and replacement efforts had not yet developed at the pace expected, reflecting a complex and unpredictable interplay of FEMA, insurance claims, and other rebuilding issues.

In the weeks subsequent to September 30, 2006, FEMA began releasing new guidelines related to reconstruction in storm damaged areas along the Gulf Coast.  As a result of having the new guidelines, local authorities can now begin issuing new building permits, and insurance companies can quote and issue new homeowner policies in the affected areas.  Furthermore, federal, state, and local funding programs for rebuilding appear to be closer to disbursing funds, and insurance claims are reportedly being resolved at a slightly quicker pace.  Finally, both modular and HUD Code housing is being permitted in certain areas where only site-built houses were previously allowed.  As a result of all of these factors, Management believes that, beginning in the second half of calendar year 2007, there will be an upswing in production for the portion of the industry serving the Gulf Coast to meet a long-delayed demand for factory-built housing, particularly for modular homes, along the Gulf coast.  The Company believes that it is well-positioned geographically to serve the target area.  Because the Company exclusively builds a “heavy built” version of the HUD Code house with finished drywall interiors, the inclusion of modular homes in our product line presents few challenges to our existing manufacturing operations. Nevertheless, modular homes require more on-site erection and finishing. Consequently, the Company expects to augment its distribution and dealer support system to facilitate delivery of this new product series.

5) Rising Interest Rates, “Floor Plan” Credit Available to HUD Code Home Dealers, and Chattel Financing.

Interest rates have a marked effect upon the housing market. Management feels that an upward trend in interest rates could drive buyers from new, traditional, “site built” homes toward the upper end of the HUD Code housing market, where our products are positioned. In fact, increasing numbers of delinquencies on sub-prime loans to purchasers of site-built homes has led to a recent tightening of credit standards, which could make HUD Code housing a more attractive option to home buyers. As a countereffect, increased interest rates have resulted in an increased inventory of site-built homes on the market, which, in turn, has increased pressure on the HUD Code housing industry, leading to plant slowdowns, closings, and bankruptcies. This will likely increase competition in the industry. Moreover, additional increases in interest rates could eventually adversely affect buyers of our products and could cause dealers to reduce inventories because of “Floor-Plan” expenses.

Reduced availability of floor plan financing for HUD Code home dealers could negatively impact our business. Sources of this financing are highly concentrated, with a few companies dominating the market. If one of the four largest providers were to discontinue floor-plan financing programs for HUD Code home dealers, approximately one-fourth of the floor plan financing available to HUD Code home dealers would disappear. An occurrence of this type could have a material, adverse impact upon our business, since dealers would have additional difficulty in procuring funds to inventory homes based on floor-plan financing. As of the date of this filing, the dealers to whom we sell have not experienced any disruption in their floor-plan financing.

Recently, a major provider of HUD Code housing chattel financing, Green Tree Servicing, LLC (“Green Tree”), announced that it would no longer offer chattel financing but would instead focus on servicing existing loans. The effect of Green Tree’s exit from the market remains to be seen. Other providers have indicated their ability to handle additional business, and it is possible that Green Tree’s departure may bolster the business of other chattel finance providers and thereby strengthen the overall chattel finance industry. Conversely, purchasers of HUD Code homes will have less choice among chattel finance providers.

Management expects the recent “sub-prime” mortgage debacle to affect the typical purchaser of our homes less than the purchasers of lower-priced HUD-Code units because purchasers of our homes are typically more creditworthy or can pay cash. Nevertheless, the perceived crash in the mortgage market is causing a temporary glut of site-built homes, which affects the entire housing market, including the Company.

Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment by our management. As explained above, historical financial information is presented only for the year ended December 30, 2006. Information for the year ended December 30, 2006 is that of the Company on a consolidated basis with Deer Valley Homebuilders, Inc., which reflects the Company’s acquisition of Deer Valley Homebuilders, Inc. on January 18, 2006, pursuant to the terms of the Securities Purchase and Share Exchange Agreement.

HISTORICAL RESULTS - FISCAL YEAR ENDED DECEMBER 30, 2006.

INTRODUCTORY EXPLANATORY NOTE.  Because the Company discontinued its prior operations in the first quarter of 2005 and was a shell company (as defined in Rule 12b-2 of the Exchange Act) from the first quarter of 2005 through January 18, 2006 and because the Company now has significant revenues from a subsidiary operating in an entirely different industry, management does not believe that it is informative or useful to compare the Company's results of operations of the fiscal year which ended December 30, 2006 with the results of operations of the fiscal year which ended December 31, 2005. As a result, the remainder of this discussion examines only the results of the Company's operations for the fiscal year which ended December 30, 2006. In conjunction with this discussion it is imperative that investors read the footnotes to the financial statements attached to this filing.

Revenues. Overall net revenues for the year ended December 30, 2006 were $65,460,735.

Selling, General, and Administrative Expenses. General and administrative expenses consisted of payroll and related expenses for executive, accounting, and administrative personnel, professional fees, and other general corporate expenses. Selling, general, and administrative expenses for the year ended December 30, 2006 were $6,078,914. These general and administrative costs have increased at our operating subsidiary primarily due to increased production, sales, and operating expenses. The production direct cost of goods was generally in the same ratio to sales (production direct cost increased from 82% of sales to 84.5% of sales). All of the increase was a result of higher warranty costs during the year ended December 30, 2006, with increased quantity discounts being offset by a rise in material cost.

Net Income (Loss). The net income for the year ended December 30, 2006 was $2,798,543. After accounting for the dividend payable to preferred shareholders and the deemed dividend to preferred shareholders on beneficial conversion features, the loss to common stockholders for the year ended December 30, 2006 was $6,456,956. Increased production and sales of our products have bolstered net income. The effect of the beneficial conversion features were fully realized as of the end of the quarter ended September 30, 2006 and, consequently, will not affect future financial statements.

Liquidity and Capital Resources

Management believes that the Company has sufficient cash flow from operations, available bank borrowings, cash, and cash equivalents to meet its short-term working capital requirements for the next 12 months. The Company’s sales of HUD Code homes generate an average positive cash flow in excess of $321,000 per month. Should our costs or expenses prove to be greater than we currently anticipate, should sales drop significantly, or should we change our current business plan in a manner which will increase or accelerate our anticipated costs and expenses, such as through the acquisition of new products, the depletion of our working capital would be accelerated.

Management believes that the Company will need additional production capacity in order to sustain the Company’s historical rate of growth. Accordingly, the Company may seek to acquire or construct additional manufacturing facilities, which would require additional capital inputs Consequently, the Company may seek additional equity or debt financing. However, because the probability of expansion of the Company’s production capacity is currently indeterminate, the Company cannot ascertain the amount of any such additional financing.

During 2006, the company spent its cash to pay expenses and to fund increases in production capacity. During 2007, the Company also must begin to meet the payment obligations related to the Earnout Agreement described in Item 12 of this filing. In 2007, the parties to the Earnout Agreement may demand payment of $1,232,275 which is one-half of the funds accrued thus far, $2,464,550.. To the extent that it becomes necessary to raise additional cash in the future as our current cash and working capital resources are depleted, we will seek to raise it through the public or private sale of debt or equity securities, the procurement of advances on contracts or licenses, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing. We also may seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities.

The Company is contingently liable under the terms of repurchase agreements with financial institutions providing inventory financing for retailers of the Company’s products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The risk of loss under these agreements is spread over numerous retailers. The price the Company is obligated to pay generally declines over the period of the agreement (typically 18 to 24 months) and the risk of loss is further reduced by the sale value of repurchased homes. The maximum amount for which the Company is contingently liable under such agreements amounted to approximately $15,765,000 at December 30, 2006. As of December 30, 2006 the Company has reserved $77,500 for future repurchase losses, based on prior experience and an evaluation of dealers’ financial conditions. The Company to date has not experienced significant losses under these agreements, and management does not expect any future losses to have a material effect on the accompanying financial statements. The risk of loss which we face under these repurchase agreements is also lessened by additional factors listed below under “Reserve for Repurchase Commitments.”

Financing

On April 12, 2006, Deer Valley Homebuilders, Inc. entered into a Loan and Security Agreement providing for a revolving line of credit in an amount not to exceed Two Million Five Hundred Thousand and No/100 Dollars ($2,500,000.00) (the "Loan") evidenced by a revolving credit note (the "Note") and secured by accounts receivable, inventory, equipment and all other tangible and intangible personal property of Deer Valley Homebuilders, Inc., Deer Valley Acquisitions Corp. (a subsidiary of the Company, now dissolved), and the Company. The purpose of the Loan was to provide working capital, to provide Letter of Credit support, to replace Deer Valley Homebuilders, Inc.’s previous revolving line of credit with State Bank and Trust, and to provide interim financing for the acquisition of the real property on which we operate a plant in Sulligent, Alabama. The Loan has a one year term and has a variable interest rate at 2.60% above LIBOR. Upon issuance of a letter of credit, Deer Valley Homebuilders, Inc. is charged a letter of credit fee equal to 1.00% of the face amount of the letter of credit. The Loan provides for conditions to meet prior to each advance, including financial ratios.

In addition to the revolving line of credit described in the preceding paragraph, Deer Valley Homebuilders, Inc., during its normal course of business, is required to issue irrevocable standby letters of credit in the favor of independent third party beneficiaries to cover obligations under repurchase agreements.

As of December 30, 2006, the following letters of credit were issued and in force:

A letter of credit issued through State Bank & Trust in the amount of $400,000 to the favor of beneficiary GE Commercial issued on January 27, 2006 which expired on January 27, 2007 and was not renewed. Personally guaranteed by Joel Logan, President and General Manager of Deer Valley Homebuilders, Inc.

A letter of credit issued through a national bank in the amount of $150,000 to the favor of beneficiary Textron, which has since expired and not been renewed.

A letter of credit issued through a national bank in the amount of $380,000 to the favor of beneficiary Universal Insurance, on a bond.

A letter of credit issued through a national bank in the amount of $50,000 to the favor of beneficiary Lincoln General, on a Florida bond.

A letter of credit issued through a national bank in the amount of $350,000 to the favor of beneficiary 21st Mortgage.

All of the Letters of Credit above are required under the terms of the Repurchase Agreements described below in the section entitled “Reserve for Repurchase Commitments.” As of December 30, 2006, no amounts had been drawn on the above irrevocable letters of credit by the beneficiaries.

On May 26, 2006, Deer Valley Homebuilders, Inc. entered into a Loan Agreement with a national bank (the “Lender”) providing for a loan of Two Million and No/100 Dollars ($2,000,000.00) (the "Loan") evidenced by a promissory note and secured by a first mortgage on Deer Valley Homebuilders, Inc.’s properties in Guin, Alabama and Sulligent, Alabama, including the structures and fixtures located thereon, as well as its interest in any lease thereof. The purpose of the loan is to pay off an existing loan from another bank secured by the Guin property and to reduce the outstanding balance on Deer Valley Homebuilders, Inc.’s revolving credit facility with the Lender. The net effect of the reduction in the revolving credit balance is to increase the credit available to Deer Valley Homebuilders, Inc. for working capital under its revolving facility. The Loan has a term from May 26, 2006 through June 1, 2011 and has a variable interest rate at 2.25% above LIBOR. There is no prepayment penalty. Future advances are available under the Loan Agreement, subject to approval by the Lender. Also on May 26, 2006, the Company guaranteed the Loan. Should Deer Valley Homebuilders, Inc. default, thereby triggering acceleration of the Loan, the Company would become liable for payment of the Loan.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. For a description of those estimates, see Note 3, Summary of Significant Accounting Policies, contained in the explanatory notes to our financial statements for the fiscal year ended December 30, 2006, contained in this filing. On an ongoing basis, we evaluate our estimates, including those related to reserves, deferred tax assets and valuation allowance, impairment of long-lived assets, fair value of equity instruments issued to consultants for services, and estimates of costs to complete contracts. We base our estimates on historical experience and on various other assumptions which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities which are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. However, we believe that our estimates, including those for the above-described items, are reasonable.

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

Beneficial Conversion Features

In connection with the Company’s Series A and Series D Convertible Preferred Stock Offerings, the Company determined that the securities issued had beneficial conversion features. Therefore, during the first three quarters of the fiscal year which ended December 30, 2006, the Company amortized the attributed value of the beneficial conversion features. With the realization of the deemed dividend to shareholders in the third quarter, the impact of the beneficial conversion features upon the Company’s financial statements ceased. Consequently, the earnings per share for the fourth quarter of the fiscal year which ended December 30, 2006 appear disproportionately higher than the earnings per share for the three prior quarters. However, the discrepancy between quarterly results should be viewed as a result of the discontinuation of the impact of the beneficial conversion features rather than as an indicator of improved manufacturing performance or sales.

Warranties

We provide our retail buyers with a one-year limited warranty covering defects in material or workmanship, including plumbing and electrical systems. We record a liability for estimated future warranty costs relating to homes sold, based upon our assessment of historical experience and industry trends. In making this estimate, we evaluate historical sales amounts, warranty costs related to homes sold and timing in which any work orders are completed. We have a reserve for estimated warranties of $2,000,000 as of December 30, 2006. Although we maintain reserves for such claims, there can be no assurance that warranty expense levels will remain at current levels or that the reserves that we have set aside will continue to be adequate. A large number of warranty claims which exceed our current warranty expense levels could have a material adverse affect upon our results of operations.

Volume Incentives Payable

We have relied upon volume incentive payments to our independent dealers who retail our products. These volume incentive payments are accounted for as a reduction to gross sales, and are estimated and accrued when sales of our factory-built homes are made to our independent dealers. Volume incentive reserves are recorded based upon the annualized purchases of our independent dealers who purchase a qualifying amount of home products from us. We accrue a liability to our dealers, based upon estimates derived from historical payout rates. Volume incentive costs represent a significant expense to us, and any significant changes in actual payouts could have an adverse affect on our financial performance. We had a reserve for volume incentives payable of $791,928 as of December 30, 2006.

Reserve for Repurchase Commitments

Most of our independent dealers finance their purchases under a wholesale floor plan financing arrangement under which a financial institution provides the dealer with a loan for the purchase price of the home and maintains a security interest in the home as collateral. When entering into a floor plan arrangement, the financial institution routinely requires that we enter into a separate repurchase agreement with the lender, under which we are obligated, upon default by the independent dealer, to repurchase the factory-built home at our original invoice price less the cost of administrative and shipping expenses. Our potential loss under a repurchase obligation depends upon the estimated net resale value of the home, as compared to the repurchase price that we are obligated to pay. This amount generally declines on a predetermined schedule over a period that usually does not exceed 24 months.

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

The maximum amount for which the Company is contingently liable under such agreements amounted to approximately $15,765,000 at December 30, 2006. As of December 30, 2006 we had a reserve of $77,500, respectively, established for future repurchase commitments, based upon our prior experience and evaluation of our independent dealers’ financial conditions. Because Deer Valley to date has not experienced any significant losses under these agreements, management does not expect any future losses to have a material effect on our accompanying financial statements.

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

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) is an interpretation which clarifies FASB Statement No. 109, “Accounting for Income Taxes.” This Statement addresses uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. Any cumulative impact resulting from the adoption of FIN 48 would be recorded as an adjustment to beginning retained earnings. The Company is currently evaluating the impact of FIN 48 on the Company’s Consolidated Financial Statements.

Statement of Financial Accounting Standards (SFAS) No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140” (SFAS No. 156) simplifies the accounting for servicing assets and liabilities. The adoption of SFAS No. 156 is not anticipated to have an impact on the Company’s Consolidated Financial Statements.

SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140” (SFAS No. 155) addresses the application of beneficial interests in securitized financial assets. The adoption of SFAS No. 155 is not anticipated to have an impact on the Company’s Consolidated Financial Statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 will be effective at the beginning of fiscal year 2008. We are presently evaluating the impact of the adoption of SFAS No. 159 on our results of operations and financial position.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB No. 108”), Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 provides guidance to registrants for assessing materiality. SAB No. 108 states that registrants should use both a balance sheet approach and income statement approach when quantifying and evaluating the materiality of a misstatement. SAB No. 108 also provides guidance on correcting errors under the dual approach as well as transition guidance for correcting previously immaterial errors that are now considered material. We adopted SAB No. 108 as of January 1, 2007 without any impact on our financial statements.

Property

The Company’s executive and operating offices are located at 4902 Eisenhower Blvd., Suite 185, Tampa, FL 33634. The telephone number at the Company’s executive offices is (813) 885-5998. DVH’s principal manufacturing plant and offices are located at 205 Carriage Street, Guin, Alabama 35563, and its telephone number is (205) 468-8400. DVH’s principal manufacturing plant and company offices consists of 25.5 acres, on which are a manufacturing plant with 107,511 square feet, a frame shop with 10,800 square feet, a material shed of 23,172 square feet, and offices with 11,250 square feet of space. In addition, DVH owns a satellite manufacturing facility with a 65,992 square foot manufacturing plant located on approximately 13 acres of land in Sulligent, Alabama. DVH owns the buildings land underlying these facilities, subject to mortgages. Please see the section of this filing entitled “Description of Property” for more information on our manufacturing facilities.

Deer Valley Homebuilders, Inc. maintains a website at www.deervalleyhb.com. The information contained on Deer Valley’s website is not a part of this filing, nor is it incorporated by reference into this filing.

The Company does not invest in real estate or real estate mortgages.

Off-Balance Sheet Arrangements

In connection with the Capital Stock Purchase Agreement, the Company entered into the Earnout Agreement, pursuant to which additional payments may be paid to the former owners of DVH, as an earnout, based upon the Net Income Before Taxes of DVH during the next five (5) years, up to a maximum of $6,000,000. The business purpose of executing the Earnout Agreement was to set the purchase price of Deer Valley Homebuilders, Inc. by an objective standard, given that the owners of DVH and the Company could not agree on an outright purchase price. The Company’s obligations under the Earnout Agreement could negatively affect earnings per share, liquidity, capital resources, market risk, and credit risk.

During the term of the Earnout Agreement, 50% of the Pre-Tax Profit, as defined in the Earnout Agreement, exceeding $1,000,000 per year will be accrued and become distributable to the former owners of DVH. DVH had Pre-Tax Profit in the fiscal year ended December 30, 2006 in the amount of $4,936,287 of which $3,936,287 was above the earnout threshold of $1,000,000. Accordingly, the Company accrued 50% of the amount in excess of earnout threshold in the amount of $1,968,143  The maximum remaining potential accrual under the Earnout Agreement is $3,539,450.

ITEM 7. FINANCIAL STATEMENTS

At the end of 2005, the Company had nominal operations and was a shell company (as defined in Rule 12b-2 of the Exchange Act). As a result of the acquisition of Deer Valley Homebuilders, Inc. on January 18, 2006, the Company now has significant assets and gross revenues of approximately $4,000,000 per month. To facilitate understanding of the financial effect of this acquisition and for clarity of presentation, the following financial statements are included in this report on Form 10-KSB. It is imperative that investors read the footnotes to the financial statements.

DEER VALLEY CORPORATION & SUBSIDARY
(KNOWN AS CYTATION CORPORTATION PRIOR TO JULY 26, 2006)
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Deer Valley Corporation
Tampa, Florida

We have audited the consolidated accompanying balance sheets of Deer Valley Corporation and Subsidiary as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Deer Valley Corporation and Subsidiary at December 31, 2006 and 2005, and the results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

/s/ Herman, Lagor, Hopkins & Meeks, P.A.

Herman, Lagor, Hopkins & Meeks, P.A.
Tampa, Florida
March 24, 2007

DEER VALLEY CORPORATION & SUBSIDIARY
(KNOWN AS CYTATION CORPORTATION PRIOR TO JULY 26, 2006)
CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31,	December 31,
	2006	2005
Current Assets:
Cash	$7,431,152	$221
Accounts receivable	2,174,998	-
Employee advances	16,600	-
Inventory	1,297,643	-
Deferred tax asset	742,853	-
Prepaid expenses	103,969	-

Total current assets	11,767,215	221

Property, plant and equipment, net	3,207,269	-

Goodwill	5,721,413
Other assets	140,162	-

Total Assets	$20,836,059	$221

LIABILITIES AND STOCKHOLDERS'EQUITY (DEFICIT)

Current Liabilities:
Current maturities of long term debt	$1,308,363	$-
Accounts payable	780,023	48,416
Accrued expense	2,651,786
Accrued warranties	2,000,000
Income taxes payable	307,430	-
Accrued preferred dividends	217,507
Other liabilities	-	5,500
Total current liabilities	7,265,109	53,916

Long Term Liabilities:
Long-term debt, net of current maturities	3,121,084	85,000

Total Liabilities	10,386,193	138,916

Stockholders' Equity (Deficit):

Series A Preferred stock, $0.01 par value, 750,000 shares authorized, 657,525 and 0 shares issued and outstanding, respectively	6,575,245	-

Series B Preferred stock, $0.01 par value, 49,451 shares authorized, 0 shares issued and outstanding	-	-

Series C Preferred stock, $0.01 par value, 26,750 shares authorized, 26,750 shares issued and outstanding	267	-

Series D Preferred stock, $0.01 par value, 132,081 shares authorized, 0 shares issued and outstanding	-	-

Series E Preferred stock, $0.01 par value, 750,000 shares authorized, 750,000 shares issued and outstanding	7,500	-

Common stock, $0.001 par value, 100,000,000 shares authorized, 8,186,572 and 982,622 shares issued and outstanding, respectively	8,186	982

Additional paid-in capital	43,233,623	32,723,371

Shares subscribed (not issued)	-	(23,500)

Accumulated deficit	(39,374,956)	(32,839,548)

Total Stockholders' Equity (Deficit)	10,449,865	(138,695)

Total Liabilities and Stockholders' Equity (Deficit)	$20,836,059	$221

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DEER VALLEY CORPORATION & SUBSIDIARY
(KNOWN AS CYTATION CORPORTATION PRIOR TO JULY 26, 2006)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2006	2005

Revenue	$65,460,735	$59,114

Cost of Revenue	55,191,471	1,738

Gross Profit	10,269,264	57,376

Operating Expenses
Depreciation	194,688	1,037
Selling, general and administrative	6,078,914	246,533

Total Operating Expenses	6,273,602	247,570

Operating Income/(Loss)	3,995,662	(190,194)

Other Income (Expenses)
Gain on sale and distribution of investment	-	31,902
Loss on termination of ARE agreement	-	(5,000)
Gain (loss) on sale of property and equipment	14,540	(4,270)
Interest income	131,476	(6,043)
Interest expense	(130,857)	-

Total Other Income (Expenses)	15,159	16,589

Income (Loss) Before Income Taxes	4,010,821	(173,605)

Income Tax Expense	(1,212,278)	-

Net Income/(Loss)	2,798,543	(173,605)

Dividends to preferred stockholders	(478,474)	-
Deemed dividend to preferred stockholders on beneficial conversion feature	(8,777,025)	-

Net Income/(Loss) Available to Common Shareholders	$(6,456,956)	$(173,605)

Net Income/(Loss) Per Share (Basic)	$(1.59)	$(0.18)
Net Income/(Loss) Per Share (Fully Diluted)	$(1.59)	$(0.18)

Weighted Average Common Shares Outstanding	4,069,129	944,306
Weighted Average Common and Common Equivalent Shares Outstanding	4,069,129	944,306

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DEER VALLEY CORPORATION & SUBSIDIARY
(KNOWN AS CYTATION CORPORTATION PRIOR TO JULY 26, 2006)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	Preferred A		Preferred B		Preferred C
	Shares	Amount	Shares	Amount	Shares	Amount
Balance - December 31, 2004	-	$-	-	$-	-	$-
Exercise of options	-	-	-	-	-	-
Issuance of common stock	-	-	-	-	-	-
Shares subscribed (not issued)	-	-	-	-	-	-
Stock dividend	-	-	-	-	-	-
Net loss	-	-	-	-	-	-
Balance - December 31, 2005	-	$-	-	$-	-	$-
Adjustment for shares subscribed (not issued)	-	-	-	-	-	-
Sequence Advisors Corporation issuance	-	-	-	-	-	-
Series A Preferred issuance	545,622	-	-	-	-	-
Series A Preferred issuance to "DVH" owners as part of purchase price	50,000	-	-	-	-	-
Exchange of debentures for Series A Preferred	150,000	-	-	-	-	-
Amortization of Series A Preferred-beneficial conversion feature	-	7,456,215	-	-	-	-
Conversion of Series A Preferred	(88,097)	(880,970)	-	-	-	-
Exercise of Series A warrants	-	-	-	-	-	-
Common stock dividend to Series A Preferred	-	-	-	-	-	-
Accrued Series A Preferred dividend	-	-	-	-	-	-
Acquisition of Deer Valley Acquisition ("DVA")	-	-	49,451	495	26,750	267
Conversion of Series B Preferred	-	-	(49,451)	(495)	-	-
Series D Preferred issuance	-	-	-	-	-	-
Amortization of Series D Preferred-beneficial conversion feature	-	-	-	-	-	-
Conversion of Series D Preferred	-	-	-	-	-	-
Fees associated with equity raise	-	-	-	-	-	-
Exchange of Series E Preferred for common stock	-	-	-	-	-	-
Cashless exercise of BD-1 warrants	-	-	-	-	-	-
Net income (loss)	-	-	-	-	-	-
Balance - December 31, 2006	657,525	$6,575,245	-	$-	26,750	$267

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DEER VALLEY CORPORATION & SUBSIDIARY
(KNOWN AS CYTATION CORPORTATION PRIOR TO JULY 26, 2006)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	Preferred D		Series E		Common
	Shares	Amount	Shares	Amount	Shares	Amount

Balance - December 31, 2004	-	$-	-	$-	436,165	$436
Exercise of options	-	-	-	-	-	-
Issuance of common stock	-	-	-	-	55,166	55
Shares subscribed (not issued)	-	-	-	-	-	-
Stock dividend	-	-	-	-	491,331	491
Net loss	-	-	-	-	-	-
Balance - December 31, 2005	-	$-	-	$-	982,662	$982
Adjustment for shares subscribed (not issued)	-	-	-	-	-	-
Sequence Advisors Corporation issuance	-	-	-	-	54,838	56
Series A Preferred issuance	-	-	-	-	-	-
Series A Preferred issuance to "DVH" owners as part of purchase price	-	-	-	-	-	-
Exchange of debentures for Series A Preferred	-	-	-	-	-	-
Amortization of Series A Preferred-beneficial conversion feature	-	-	-	-	-	-
Conversion of Series A Preferred	-	-	-	-	1,174,491	1,174
Exercise of Series A warrants	-	-	-	-	150,481	150
Common stock dividend to Series A Preferred	-	-	-	-	106,412	106
Accrued Series A Preferred dividend	-	-	-	-	-	-
Acquisition of Deer Valley Acquisition ("DVA")	-	-	-	-	-	-
Conversion of Series B Preferred	-	-	-	-	4,945,100	4,945
Series D Preferred issuance	132,081	-	-	-	-	-
Amortization of Series D Preferred-beneficial conversion feature	-	1,320,810	-	-	-	-
Conversion of Series D Preferred	(132,081)	(1,320,810)	-	-	880,540	881
Fees associated with equity raise	-	-	-	-	-	-
Exchange of Series E Preferred for common stock	-	-	750,000	7,500	(750,000)	(750)
Cashless exercise of BD-1 warrants	-	-	-	-	642,048	642
Net income (loss)	-	-	-	-	-	-
Balance - December 31, 2006	-	$-	750,000	$7,500	8,186,572	$8,186

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DEER VALLEY CORPORATION & SUBSIDIARY
(KNOWN AS CYTATION CORPORTATION PRIOR TO JULY 26, 2006)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	Shares	Additional	Accumulated
	Subscribed	Paid in Capital	Deficit	Total

Balance - December 31, 2004	$-	$32,608,451	$(32,665,943)	$(57,056)
Exercise of options	-	-	-	-
Issuance of common stock	-	115,411	-	115,466
Shares subscribed (not issued)	(23,500)	-	-	(23,500)
Stock dividend	-	(491)	-	-
Net loss	-	-	(173,605)	(173,605)
Balance - December 31, 2005	$(23,500)	$32,723,371	$(32,839,548)	$(138,695)
Adjustment for shares subscribed (not issued)	23,500	-	(23,500)	-
Sequence Advisors Corporation issuance	-	101,618	-	101,674
Series A Preferred issuance	-	5,456,215	-	5,456,215
Series A Preferred issuance to "DVH" owners as part of purchase price	-	500,000	-	500,000
Exchange of debentures for Series A Preferred	-	1,500,000	-	1,500,000
Amortization of Series A Preferred-beneficial conversion feature	-	-	(7,456,215)	-
Conversion of Series A Preferred	-	879,796	-	-
Exercise of Series A warrants	-	203,000	-	203,150
Common stock dividend to Series A Preferred	-	260,862	-	260,968
Accrued Series A Preferred dividend	-	-	(478,474)	(478,474)
Acquisition of Deer Valley Acquisition ("DVA")	-	44,009	(54,952)	(10,181)
Conversion of Series B Preferred	-	(4,450)	-	-
Series D Preferred issuance	-	1,189,811	-	1,189,811
Amortization of Series D Preferred-beneficial conversion feature	-	-	(1,320,810)	-
Conversion of Series D Preferred	-	1,319,929	-	-
Fees associated with equity raise	-	(933,146)	-	(933,146)
Exchange of Series E Preferred for common stock	-	(6,750)	-	-
Cashless exercise of BD-1 warrants	-	(642)	-	-
Net income (loss)	-	-	2,798,543	2,798,543
Balance - December 31, 2006	$-	$43,233,623	$(39,374,956)	$10,449,865

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DEER VALLEY CORPORATION & SUBSIDIARY
(KNOWN AS CYTATION CORPORTATION PRIOR TO JULY 26, 2006)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2006	2005

Cash Flows from Operating Activities
Net income (loss)	$2,798,543	$(173,605)
Adjustments to reconcile net income (loss) to net cash provided for/used in operating activities:
Depreciation and amortization	206,232	1,036
Gain on sale and distribution of investment	-	(31,902)
Accrued interest on note payable	-	9,155
Stock based compensation	101,650	49,601
Loss on termination of ARE agreement	-	5,000
(Gain) or loss on sale of property and equipment	(14,540)	4,270
Non-cash consulting income	-	(49,114)
Non-cash consulting fee	-	113,944
Changes in assets and liabilities:
(Increase)/Decrease in receivables	(34,594)	-
(Increase)/Decrease in other receivables	(9,100)	-
(Increase)/Decrease in inventories	(182,085)	-
(Increase)/Decrease in deferred asset	(742,853)	-
Increase/(Decrease) in income taxes payable	307,432	-
(Increase)/Decrease in prepayments and other assets	(104,306)	10,506
Increase/(Decrease) in accounts payable	256,645	(38,390)
Increase/(Decrease) in accounts payable under dealer incentives	451,496	-
Increase/(Decrease) in estimated warranties	1,250,000	-
Increase/(Decrease) in compensation and related accruals	258,168	-
Increase/(Decrease) in accrued expenses	136,014	-
Cash Flow Provided for/Used in Operating Activities	4,678,701	(99,499)

Cash Flows from Investing Activities:
Purchases of equipment	(1,226,605)	(812)
Proceeds from sale of property and equipment	36,274	3
Purchase of company, net of cash acquired	(3,543,737)	-
Proceeds from sales of marketable securities	151,418	-
Cash Flow Used in Investing Activities	(4,582,651)	(809)

Cash Flows from Financing Activities:
Proceeds (Repayment) of notes payable	457,033	-
Proceeds from preferred issuances	7,698,648	-
Loan costs	(98,950)	-
Proceeds from the exercise of warrants	203,150	-
Distributions to former shareholders	(107,206)	-
Payment of accrued shareholder distributions	(817,794)	-
Proceeds from issuance of common stock	-	74,267
Collections (issuance) of note receivable	-	(39,382)
Cash Flow Provided by Financing Activities	7,334,882	34,885

Net Increase (Decrease) in Cash	7,430,931	(65,423)
Cash, Beginning	221	65,644
Cash, Ending	$7,431,152	$221

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$130,857	$14,345
Taxes	$1,647,000	$-

Supplemental Disclosure of Noncash Investing and Financing Activities:
Additional purchase price accrued under earnout provision	$2,464,550	$-
Accrual of dividends on preferred stock	$478,474	$-
Deemed dividend on beneficial conversion feature	$8,777,025	$-

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DEER VALLEY CORPORATION & SUBSIDIARY
(KNOWN AS CYTATION CORPORTATION PRIOR TO JULY 26, 2006)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE 1- BACKGROUND AND NATURE OF OPERATIONS

The Company

Cytation Corporation was incorporated under the laws of Delaware on November 1, 1999. Until June 20, 2001, the Company provided an extensive range of in-school and online services directed at high school students and their parents, high school counselors, college admissions officers and corporations which target the teen marketplace. On June 20, 2001, the Company sold all of its assets associated with these activities to TMP Worldwide Inc. for approximately $7.2 million in cash and debt assumed.

During the period commencing with the fourth quarter of 2002 and ending in December 2004, Cytation Corporation engaged in the business of providing consulting and related services to private companies that wish to become reporting companies under the Securities Exchange Act of 1934. In the first quarter of 2005, Cytation Corporation discontinued all business operations except for finding an appropriate private entity with which it could engage in a reverse merger or similar transaction. On January 18, 2006, Cytation Corporation entered into the Securities Purchase and Share Exchange Agreement (See Note 10 -Equity Transactions-"Capital Stock Purchase Agreement" for further details), which resulted in the acquisition of Deer Valley Homebuilders, Inc.

Pursuant to the Capital Stock Purchase Agreement dated November 1, 2005, as amended, DeerValley Acquisitions Corp. (a wholly owned subsidiary of the Company) acquired, immediately after completion of the Series A Financing and the Share Exchange, one hundred percent (100%) of the issued and outstanding capital stock of Deer Valley Homebuilders, Inc. (“DVH”). Upon completion of the acquisition of the capital stock of Deer Valley Homebuilders, Inc., Deer Valley Homebuilders, Inc. became an indirect wholly owned subsidiary of the Company. The Company purchased Deer Valley Homebuilders, Inc. to serve as its primary operating company and to gain entry into the manufactured home market. Deer Valley Homebuilders, Inc. comprises substantially all of Deer Valley Corporation's operations. The results of Deer Valley Homebuilders, Inc. will be included in consolidated financial statements for periods after January 18, 2006. We have treated the transaction using purchase accounting methods, and have not treated the transaction as a "reverse acquisition" or "reverse merger" for accounting purposes.

Effective June 30, 2006 DeerValley Acquisitions, Corp. was dissolved by filing an Articles of Dissolution with the Florida Department of State.  With the dissolution of DeerValley Acquisitions Corp., Deer Valley Homebuilders, Inc. is now a wholly-owned subsidiary of the Company. On the effective date of dissolution, DeerValley Acquisitions, Corp. had no assets and no revenues.

On July 24, 2006, Cytation Corporation entered into an agreement to merge with Deer Valley Corporation (the “Company”), a newly formed Florida corporation. Pursuant to the terms of the Agreement of Merger, Cytation Corporation merged with and into Deer Valley Corporation. As a result of the merger, Cytation Corporation is now governed by the laws of the State of Florida and is now named Deer Valley Corporation, which more accurately reflects the nature of the operations conducted by the Company's operating subsidiary, DVH. Deer Valley Corporation was incorporated for the purpose of facilitating the Company's change of domicile to Florida.

Nature of Operations

Deer Valley Homebuilders, Inc. (“DVH”) was organized and incorporated as an Alabama corporation on January 7, 2004 and is headquartered in Guin, Alabama. Deer Valley Homebuilders, Inc. operates on a 52-53 week year end.

DVH designs and produces manufactured homes which are sold to a network of dealers located primarily in the southeastern and south-central regions of the United States. Deer Valley Homebuilders, Inc. operates out of manufacturing facilities located in and around the Guin, Alabama region (the northwestern region of Alabama). Business is seasonal and cyclical with the potential for significant fluctuations in quarterly earnings as a result of factors impacting the broader housing market, including but not limited to changes in the availability and cost of customer financing, changes in the cost of construction materials, and changes in the economic conditions within the market regions served by the Company.

NOTE 2- BASIS OF PRESENTATION

This summary of significant accounting policies is presented to assist in understanding the financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

NOTE 3- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Estimates - The Company's financial statements are prepared in conformity with accounting principles generally accepted in the United States of America which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year- The Company operates on a 52-53 week fiscal year end. For presentation purposes, the periods have been presented as ending on December 31.

Fair Value of Financial Instruments - The carrying value of the Company's cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value because of the short-term nature of these instruments.

Cash Equivalents - The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Accounts Receivable - Accounts receivable represent balances due from dealers. Credit risk associated with balances due from dealers is evaluated by management relative to financial condition and past payment experience. As a result of management's reviews no reserves for uncollectible amounts have been recorded in the accompanying financial statements.

Inventories - Inventories are stated at the lower of cost (first-in, first-out method) or market. Work-in-process and finished goods inventories include an allocation for labor and overhead costs.

Property, Plant, and Equipment - Property, plant and equipment is stated at cost and depreciated over the estimated useful lives of the related assets ranging from 5 to 40 years primarily using the straight-line method. Maintenance and repairs are expensed as incurred.

Useful
Category	Life

Land and improvements	10 years
Buildings	40 years
Machinery and equipment	5-10 years
Furniture and fixtures	5-10 years

Impairment of Long-Lived Assets - In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company evaluates the carrying value of long-lived assets to be held and used when events and circumstances warrant such a review. The carrying value of long-lived assets is considered impaired when the anticipated undiscounted cash flow from such assets is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived assets. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that the fair market values are primarily based on independent appraisals and preliminary or definitive contractual arrangements less costs to dispose.

Income Taxes - The Company utilizes the liability method of accounting for income taxes as set forth in SFAS 109, "Accounting for Income Taxes." Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

Revenue Recognition - Revenue for manufactured homes sold to independent dealers generally is recorded when all of the following conditions have been met; (a) an order for the home has been received from the dealer, (b) an agreement with respect to payment terms (usually in the form of a written or verbal approval for payment has been received from the dealer's flooring institution), and (c) the home has been shipped and risk of loss has passed to the dealer.

Dealer Incentive Programs - The Company provides rebates to dealers based upon a predetermined formula applied to the volume of homes sold to the dealer during the year. These rebates are recorded at the time the dealer sales are consummated.

Advertising Costs - Advertising costs are charged to operations when incurred and are included in operating expenses. Advertising costs for the periods ending December 31, 2006 and 2005 were $68,086 and $0, respectively.

Stock Based Compensation - In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment". SFAS

123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) replaces FASB Statement No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. For public entities that file as small business issuers SFAS 123(R) is applicable as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.

At September 30, 2006, the Company had not yet created a stock incentive plan which authorizes the issuance of options to purchase common stock. Prior to January 1, 2006, the Company accounted for Stock Options and Stock Based Compensation under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation”. No stock-based employee compensation cost was recognized in the Statement of Operations for the three and nine months ended June 30, 2005. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 are based on (a) the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006 are based on the grant-date fair value estimated in accordance with the provisions of SFAS No.123(R). Results for prior periods have not been restated.

As a result of adopting SFAS No.123(R) on January 1, 2006, this statement did not have any effect on the Company's net income and earning per share for the periods ended September 30, 2006 since no options were granted.

Stock Options and Warrants:

The following table summarizes the activity related to all Company stock options and warrants for the years ended December 31, 2006 and 2005:

			Exercise Price Per Share		Weighted Average Exercise Price Per Share
	Warrants	Stock Options	Warrants	Options	Warrants	Options

Outstanding at January 1, 2005	-	-	$-	$-	$-	$-
Granted	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Cancelled or expired	-	-	-	-	-	-
Outstanding at December 31, 2005	-	-	-	-	-	-
Granted	23,576,620	-	$0.75-3.00	-	$1.60	-
Exercised	(1,069,643)	-	$0.75-$1.50	-	$0.86	-
Cancelled or expired	-	-	-	-	-	-
Outstanding at December 31, 2006	22,506,977	-	$0.75-3.00	-	$1.64	-
Exercisable at December 31, 2006	22,506,977	-	$0.75-3.00	-	$1.64	-

The warrants expire at various dates ranging from January 2011 through November 2016. See Note 10-Equity Transactions-Warrants for further details on the Company’s warrants.

Net Income Per Share - The Company uses SFAS No. 128, “Earnings Per Share” for calculating the basic and diluted loss per share. Basic loss per share is computed by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive. Common equivalent shares are excluded from the computation of net loss per share as they would be anti-dilutive.

	For the Period Ended December 31,
	2006	2005

Net income available to common shareholders	($6,456,956)	($173,605)

Weighted average shares outstanding:
Basic	4,069,129	944,306

Earnings per share:
Basic	($1.59)	($0.18)
Diluted*	($1.59)	($0.18)

*Diluted weighted average per share outstanding for period ended December 31, 2006 does not include the effect of dilutive Series A, C and E Preferred Stock and Series A, B, C, D, E, F, BD-2, BD-3, BD-4 and BD-5 Warrants because to do so would have been anti-dilutive (see detailed list of anti-diluted shares below). Accordingly, basic and diluted net loss per share for this period is the same.

Common
Stock
Securities	Equivalents

Preferred:

Series A Preferred	8,766,993
Series C Preferred	2,675,000
Series E Preferred	750,000

Warrants:

Class A Warrants	10,394,624
Class B Warrants	4,970,824
Class C Warrants	2,000,000
Class D Warrants	2,000,000
Class E Warrants	880,544
Class F Warrants	750,000
Class BD-2 Warrants	919,162
Class BD-3 Warrants	459,581
Class BD-4 Warrants	66,121
Class BD-5 Warrants	66,121

Total antidilutive shares	34,698,970

Accounting Changes and Error Corrections - In May 2005, the FASB issued SFAS No. 154, entitled Accounting Changes and Error Corrections--a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This Statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. In the first quarter of 2006 the Company inadvertently excluded a $93,000 agreement entered into with Sequence Advisors (See Note 10-Equity Transactions -Miscellaneous Equity Transactions) and has voluntarily chosen to correct the error in the current financial statements. See Note 14-Fluctuations in Quarterly Results of Operations (Unaudited) for further details on the financial impact.

Recent Accounting Pronouncements

FASB Interpretation No 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”) was issued in March 2005 and clarifies the accounting prescribed in SFAS No. 143, “Accounting for Asset Retirement Obligations”. FIN 47 requires the recognition of a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated, even though uncertainty exists as to the timing and method of settlement. Management is currently evaluating the requirements of FIN 47 and has not yet determined the impact on the financial statements.

FASB Interpretation No 48, “Accounting for Uncertainty in Income Taxes -- an interpretation of FASB Statement No. 109” (“FIN

48”), was issued in July 2006. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken, or expected to be taken, on a tax return. The Company will be required to adopt FIN 48 in the first quarter of fiscal 2008. Management is currently evaluating the requirements of FIN 48 and has not yet determined the impact on the financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB No. 108”), Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 provides guidance to registrants for assessing materiality. SAB No. 108 states that registrants should use both a balance sheet approach and income statement approach when quantifying and evaluating the materiality of a misstatement. SAB No. 108 also provides guidance on correcting errors under the dual approach as well as transition guidance for correcting previously immaterial errors that are now considered material. We adopted SAB No. 108 as of January 1, 2007 without any impact on our financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about assets and liabilities measured at fair value. The Company will be required to adopt SFAS 157 in the first quarter of fiscal 2009. Management is currently evaluating the requirements of SFAS 157 and has not yet determined the impact on the financial statements.

In September 2006, the FASB issued SFAS No. 158 (“SFAS 158”), “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans -- an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS 158 requires an employer to recognize a plan's funded status in its statement of financial position, measure a plan's assets and obligations as of the end of the employer's fiscal year and recognize the changes in a defined benefit postretirement plan's funded status in comprehensive income in the year in which the changes occur. The Company will be required to recognize the funded status of benefit plans and adopt the new disclosure requirements effective August 31, 2007. The Company will be required to measure plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position effective August 31, 2009. Management is currently evaluating the requirements of SFAS 158, but based on the current funded status of the plans, management does not anticipate SFAS 158 will have a material impact on the Company's financial statements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 will be effective at the beginning of fiscal year 2008. We are presently evaluating the impact of the adoption of SFAS No. 159 on our results of operations and financial position.

NOTE 4 - INVENTORY

Inventory consisted of the following components:

	December 31,
	2006	2005

Raw Materials	819,480	-
Work-in-Process	379,540	-
Finished Goods	98,623	-
Total Inventory	$1,297,643	$-

NOTE 5 - PROPERTY, PLANT, AND EQUIPMENT

Property, Plant and Equipment consisted of the following:

	December 31,
Category	2006	2005

Land and improvements	381,962	-
Buildings	1,910,539	-
Machinery and equipment	938,050	-
Furniture and fixtures	164,368	-
	3,394,919
Accumulated depreciation	(187,650)	-
Total Property, Plant, and Equipment	$3,207,269	$-

Depreciation expense amounted to $194,688 and $1,037 for the years ended December 31, 2006 and 2005, respectively.

NOTE 6 - GOODWILL

As a result of the acquisition of DeerValley Acquisitions Corp. and Deer Valley Homebuilders, Inc., on January 18, 2006, goodwill is reflected on the consolidated balance sheets. A valuation was performed by the Company and it was determined that the estimated fair value of the goodwill in the accounts exceeded its book value by $3,148,177. Additional adjustments to Goodwill have been booked since that time bringing the total balance to $5,721,413 as of December 31, 2006. The adjustments which have been included are an additional $100,000 which was paid and represented a purchase price adjustment and accruals related to the Earnout Agreement (See Note 9-Long-Term Debt-“Earnout Agreement” for further details) totaling: $496,407 for 2005 and $1,976,829 for 2006. There is no assurance that the value of the acquired entities will not decrease in the future due to changing business conditions.

Purchased Goodwill	$3,156,863
Purchase Price Adjustment	100,000
Earnout for 2005	496,407
Earnout for 2006	1,968,143
Total Goodwill as of December 31, 2006	$5,721,413

NOTE 7 - ACCRUED EXPENSES

Accrued expenses consisted of the following:

	December 31,
Category	2006	2005

Accrued dealer incentive program	791,928	-
Accrued third party billings	701,983	-
Accrued compensation	672,163	-
Accrued insurance	147,324	-
Accrued shareholder tax cost	107,206	-
Accrued interest	94,983	-
Accrued repurchase commitment	77,500	-
Other	58,699	-
Total Accounts Payable and Accrued Expenses	$2,651,786	$-

NOTE 8 - PRODUCT WARRANTIES

The Company provides the retail home buyer a one-year limited warranty covering defects in material or workmanship in home structure, plumbing and electrical systems. The Company estimated warranty costs are accrued at the time of the sale to the dealer following industry standards and historical warranty cost incurred. Periodic adjustments to the estimated warranty accrual are made as events occur which indicate changes are necessary. As of December 31, 2006 and 2005, the Company has provided a liability of $2,000,000 and $0, respectively for estimated warranty costs relating to homes sold, based upon management's assessment of historical experience factors and current industry trends.  The Company's subsidiary, Deer Valley Homebuilders, Inc., had provided for a warranty liability of $750,000 as of December 31, 2005.

Management reviews its warranty requirements at the close of each reporting period and adjusts the reserves accordingly. The following tabular presentation reflects activity in warranty reserves during the periods presented:

	For the years ended
	December 31,
	2006	2005
Balance at beginning of period	$750,000	$-
Warranty charges	5,876,159	-
Warranty payments	(4,626,159)	-
Balance at end of period	$2,000,000	$-

NOTE 9 - LONG-TERM DEBT

Earnout Agreement

On January 18, 2006, the Company's wholly-owned subsidiary, DeerValley Acquisitions Corp. (dissolved on June 30, 2006), entered into an Earnout Agreement (the "Earnout Agreement"), between Deer Valley Homebuilders, Inc., DeerValley Acquisitions Corp., and the former owners of Deer Valley Homebuilders, Inc. In connection with the Capital Stock Purchase Agreement, the Company entered into the Earnout Agreement, pursuant to which, additional payments may be paid to the former owners of Deer Valley Homebuilders, Inc. as an earnout based upon the Net Income Before Taxes as defined in Section 2.1 of the Earnout Agreement of Deer Valley Homebuilders, Inc. during the next five (5) years, up to a maximum of $6,000,000. In any given year during the term of the Earnout Agreement, 50% of the pre-tax profit exceeding $1,000,000 per year will be accrued and become distributable to the prior shareholders. For the fourth quarter of 2005, such pre-tax profit was reduced to $250,000. During the period ending December 31, 2006 the Company’s wholly owned subsidiary, Deer Valley Homebuilders, Inc., had pre-tax profit in the amount of $4,936,287, of which $3,936,287 was above the Company's earnout threshold of $1,000,000. The Company accrued 50% of the amount in excess of earnout threshold in the amount of $1,968,143. The maximum remaining potential accrual under the Earnout Agreement is $3,539,450.

	December 31,	Fourth Quarter
	2006	2005	Total
"DVH" Pretax Profit	$4,936,287	$1,242,814	$6,179,101
Pre-tax Profit Limitation amount	(1,000,000)	(250,000)	(1,250,000)
Eligible amount	$3,936,287	$992,814	$4,929,101
Earnout Percentage	50%	50%	50%
Total Earnout Payable	$1,968,143	$496,407	$2,464,550

Maximum Potential Payout-Beginning	$5,503,593	$6,000,000	$6,000,000
Current amount payable under Earnout	(1,968,143)	(496,407)	(2,464,550)
Maximum Potential Payout-Ending	$3,535,450	$5,503,593	$3,535,450

Loans and Letter of Credit

On April 12, 2006, DVH entered into a Loan and Security Agreement providing for a revolving line of credit in an amount not to exceed Two Million Five Hundred Thousand and No/100 Dollars ($2,500,000) (the "Loan") evidenced by a revolving credit note (the "Note") and secured by accounts receivable, inventory, equipment and all other tangible and intangible personal property of DVH, DeerValley Acquisitions Corp. (a subsidiary of the Company, now dissolved), and the Company. The purpose of the Loan was to provide working capital, to provide Letter of Credit support, to replace DVH’s previous revolving line of credit with State Bank and Trust, and to provide interim financing for the acquisition of the real property on which DVH operates a plant in Sulligent, Alabama. The Loan has a one year term and has a variable interest rate at 2.60% above LIBOR. Upon issuance of a letter of credit, DVH is charged a letter of credit fee equal 1.00% of the face amount of the letter of credit. The Loan provides for conditions to meet prior to each advance, including financial ratios.

In addition to the revolving line of credit described in the preceding paragraph, DVH, during its normal course of business, is required to issue irrevocable standby letters of credit in the favor of independent third party beneficiaries to cover obligations under repurchase agreements (See Note 12-Commitments and Contingencies-“Reserve for Repurchase Commitments” for further details). As of December 31, 2006, no amounts had been drawn on the above irrevocable letters of credit by the beneficiaries.

On May 26, 2006, DVH entered into a Loan Agreement with Fifth Third Bank (the “Lender”) providing for a loan of Two Million and No/100 Dollars ($2,000,000) (the "Loan") evidenced by a promissory note and secured by a first mortgage on DVH’s properties in Guin, Alabama and Sulligent, Alabama, including the structures and fixtures located thereon, as well as DVH’s interest in any lease thereof. The purpose of the loan is to pay off an existing loan from another bank secured by the Guin property and to reduce the outstanding balance on DVH’s revolving credit facility with the Lender. The net effect of the reduction in the revolving credit balance is to increase the credit available to the Company for working capital under its revolving facility. The Loan has a term from May 26, 2006 through June 1, 2011 and has a variable interest rate at 2.25% above LIBOR. There is no prepayment penalty. Future advances are available under the Loan Agreement, subject to approval by the Lender. Also on May 26, 2006, the Company and DVA guaranteed the Loan. Should Deer Valley default, thereby triggering acceleration of the Loan, the Company would become liable for payment of the Loan.

Long-term debt of the Company was as follows:

	December 31,
	2006	2005

Earnout payable - see "Earnout Agreement" above	$2,464,550	$-

Note payable to Fifth Third Bank, payable in monthly installments of $11,111.11 including accrued interest at Libor plus 2.25%, maturing on June 1, 2011, secured by all assets of the Company.	1,964,897	-
Total	4,429,447	-
Less: Current portion of long-term debt	(1,308,363)
Total long-term debt, net of current portion	$3,121,084	$-

Total interest costs for the years ended December 31, 2006 and 2005, amounted to $130,857 and $6,043, respectively, as reflected on the face of the accompanying statement of income.

At December 31, 2006, principal repayment requirements on long-term debt were as follows:

For year ended December 31,	Amount

2007	1,308,363
2008	81,331
2009	88,055
Thereafter	2,951,698
Total	4,429,447
Less: Current portion	(1,308,363
Total long-term debt, net of current portion	$3,121,084

NOTE 10 - EQUITY TRANSACTIONS

Capital Stock Purchase Agreement

On January 18, 2006, in connection with the Securities Purchase and Share Exchange Agreement, the Company issued to a Lender an Interest Bearing Non-Convertible Installment Promissory Note, in the original principal amount of One Million Five Hundred Thousand and No/100 Dollars ($1,500,000), together with interest accruing thereon at an annual rate of twelve percent (12%) per annum. As part of the agreement the Lender received Series D Common Stock Purchase Warrants allowing the holder the right to purchase up to 2,000,000 shares of common stock at an exercise price of $.75 per share for a term of 7 years. The business purpose of executing the Note was to fund the acquisition of Deer Valley Homebuilders, Inc.

Pursuant to the Securities Purchase and Share Exchange Agreement dated January 18, 2006 the Company issued and sold (a) 545,622 shares of Series A Convertible Preferred Stock which can be converted into 7,274,960 common shares (b) Series A Common Stock Purchase Warrants which allows the holder the right to purchase up to 7,274,960 shares of common stock at an exercise price of $1.50 per share for a term of 5 years, and (c) Series B Common Stock Purchase Warrants which gives the holder the right to purchase up to 3,637,488 shares of common stock at an exercise price of $2.25 per share for a term of 7 years. The Company received $5,456,215 in gross proceeds related to this issuance.

In addition, on January 18, 2006 the Company completed a share exchange pursuant to which the Company acquired 100% of the issued and outstanding capital stock of DeerValley Acquisitions, Corp. Pursuant to the Share Exchange Agreement, in exchange for 100% of the issued and outstanding common stock of DeerValley Acquisitions, Corp., the Company issued the following securities to the shareholders of DeerValley Acquisitions, Corp.: (a) 49,451 shares of Series B Convertible Preferred Stock which is convertible into 4,945,100 common shares, (b) 26,750 shares of Series C Convertible Preferred Stock which is convertible into 2,675,000 common shares, and (c) 2,000,000 Series C Common Stock Purchase Warrants which allows the holder the right to purchase up to 2,000,000 shares of common stock at an exercise price of $.75 per share for a term of 5 years.

On January 18, 2006 after completion of the share exchange and financing arrangements listed above, the Company through its wholly-owned subsidiary, DeerValley Acquisitions Corp., acquired 100% of the issued and outstanding capital stock of Deer Valley Homebuilders, Inc. The aggregate purchase price for Deer Valley Homebuilders, Inc. was $6,000,000, including $5,500,000 cash and securities with an aggregate value of $500,000 comprised of the following: 50,000 of Deer Valley Corporation's Series A Convertible

Preferred Stock which is convertible into 666,667 shares of common stock, Series A Common Stock Purchase Warrants which allows the holder the right to purchase up to 666,669 shares of common stock at an exercise price of $1.50 per share for a term of 5 years, and Series B Common Stock Purchase Warrants which allows the holder the right to purchase up to 333,336 shares of common stock at an exercise price of $2.25 per share for a term of 7 years.

In addition to the $6,000,000 purchase price listed above, the former owners of Deer Valley Homebuilders, Inc. maybe entitled to additional compensation through an Earnout Agreement entered into as part of the purchase. Pursuant to the Earnout Agreement additional payments may be paid to the former owners of Deer Valley Homebuilders, Inc., as an earnout, based upon the Net Income Before Taxes of Deer Valley Homebuilders, Inc. during the next five (5) years, up to a maximum of $6,000,000. The Company is accounting for the $6,000,000 earnout as contingent consideration in accordance with paragraphs 25 through 28 of SFAS 141. Because the amount, if any, of contingent consideration was not determinable at the acquisition date, no amount for the contingency will be recorded in the Company's financial statements until the contingency is resolved, or the consideration is issued or becomes issuable.

The Company considered the effect of EITF 95-8 and based its analysis on the fact that the contingent consideration of a minimum of $0 and a maximum of $6,000,000 over the next five years was nothing more than a way for the Company to defer payments of purchase price so that the Company did not have to pay Deer Valley Homebuilders Inc.'s shareholders the full purchase price up front. Since Deer Valley Homebuilders, Inc. had a pre-tax profit in 2005 in excess of $3,000,000, the Company concluded that Deer Valley Homebuilders, Inc.’s business was worth in excess of $6,000,000, or approximately two times pre-tax profits. The sellers were interested in receiving all $12 million up front, but the Company was unwilling to pay in this fashion because Deer Valley Homebuilders, Inc. had been in business less than two years and because to do so would be too dilutive to shareholders to raise all monies up front. Therefore the Company and previous shareholders of Deer Valley Homebuilders, Inc. agreed to the price adjustment target account ("PATA"). So long as Deer Valley Homebuilders, Inc. continues to have pre-tax profits in excess of one million dollars over the next five years, the shareholders, pursuant to their interest sold, will be given a pro-rata portion of the maximum $6,000,000 PATA. Based on this analysis, the Company will account for all of the PATA, when earned, by recording it as additional consideration for the acquisition of Deer Valley Homebuilders, Inc. and will not record it as a period expense related to compensation. The Company will account for this on an ongoing basis and book any accrued liability in connection with the PATA as incurred.

On March 17, 2006 in satisfaction of the Interest Bearing Non-Convertible Installment Promissory Note and accrued interest, the Company issued the Lender (a) 150,000 shares of its Series A Convertible Preferred Stock which is convertible into 2,000,000 common shares, (b) Series A Common Stock Purchase Warrants which allows the holder the right to purchase up to 2,000,000 shares of common stock at an exercise price of $1.50 per share for a term of 5 years, and (c) Series B Common Stock Purchase Warrants which allows the holder the right to purchase up to 1,000,000 shares of common stock at an exercise price of $2.25 per share for a term of 7 years. In addition, the Lender retained the Series D Common Stock Purchase Warrants as part of the satisfaction of the Note. The Series D Common Stock Purchase Warrants allows the holder the right to purchase up to 2,000,000 shares of common stock at an exercise price of $.75 per share for a term of 7 years.

Series A Convertible Preferred Stock

In connection with the Capital Stock Purchase Agreement the Company issued in aggregate 745,622 shares of Series A Convertible Preferred stock, which is convertible into 9,941,620 shares of common stock, for $7,456,215. The holders of the Series A Convertible Preferred Stock also received Series A Common Stock Purchase Warrants allowing them to purchase up to 9,941,639 shares of common stock at an exercise price of $1.50 per share for a term of 5 years and; Series B Common Stock Purchase Warrants allowing them to purchase up to 4,970,824 shares of common stock at an exercise price of $2.25 per share for a term of 7 years.

In addition, the Lender of the $1,500,000 Interest Bearing Non-Convertible Installment Promissory Note was permitted to retain the Series D Common Stock Purchase Warrants as part of the Series A Convertible Preferred Stock issued as satisfaction for the Note. The Series D Stock Purchase Warrants allow the holder the right to purchase up to 2,000,000 shares of common stock at an exercise price of $.75 per share for a term of 7 years.

The market value of the Company’s common stock on the date the Series A Convertible Preferred was issued and sold was $2.48 per share. In accordance with EITF Issue 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, as amended by EITF 00-27“Application of Issue No. 98-5 to certain Convertible Instruments”, the Company evaluated the Series A Convertible Preferred stock and determined it had a beneficial conversion feature. Pursuant to EITF 98-5 and EITF 00-27 a beneficial conversion feature occurs when the conversion price of a security is less than the fair value of the Company's common stock on the measurement date. The Company calculated the effect of EITF 00-27 and EITF 98-5 on the issuance and determined on a relative fair value basis that, of the $7,456,215 raised, $5,669,186 was attributable to the beneficial conversion feature of the warrants and $1,787,029 was attributable to the beneficial conversion feature of the Series A Convertible Preferred Stock. As a result, on the date of issuance the Company adjusted its balance sheet to reduce the value of the Series A Convertible Preferred stock by $1,787,029 and the warrants by $5,669,186 and increased additional paid-in capital by $7,456,215. The Company used the Black-Scholes model to value the Series A Common Stock Purchase warrants, Series B Common Stock Purchase warrants, and Series D Common Stock Purchase warrants. For purposes of calculating the fair value of the warrants the Company used a risk free rate of return of 4.82% and a volatility percentage of 32%.

In accordance with EITF 98-5 and EITF 00-27 the intrinsic value of the beneficial conversion feature is considered a deemed dividend to the preferred shareholders and is to be amortized over the period of the security’s earliest conversion date. To amortize the beneficial conversion feature the Company reduced the retained earnings account and increased the Series A Preferred Convertible Stock for the amount of deemed dividend. During the quarters ended April 1, 2006 and July 1, 2006 the Company recognized a deemed dividend related to the Series A Preferred Convertible Stock and warrants of $1,491,243 and $1,838,519, respectively. On August 11, 2006 the Company’s registration statement registering all the common stock associated with these shares and warrants became effective. As a result, the securities became convertible at the option of the holder, and the remaining $4,126,453 of un-amortized beneficial conversion feature was recognized as a deemed dividend.

In addition, during the period ending December 31, 2006 certain shareholders converted 88,097 shares of Series A Preferred stock, par value $880,970, into 1,174,491 shares of the Company’s common stock.

Total Preferred Series A Proceeds	$7,456,215
Amount of proceeds allocated to Warrants	(5,669,186)
Amount of proceeds allocated to Preferred Series A	(1,787,029)
Amortization of Beneficial Conversion Feature	1,491,243
Preferred Series A balance at April 1, 2006	$1,491,243
Amortization of Beneficial Conversion Feature	1,838,519
Preferred Series A balance at July 1, 2006	$3,329,762
Amortization of Beneficial Conversion Feature	4,126,453
Preferred Series A balance at August 11, 2006	7,456,215
Conversion of Series A Preferred	(880,970)
Preferred Series A balance at December 31, 2006	6,575,245

Midtown Partners & Co., LLC ("Midtown Partners"), an SEC and NASD registered broker dealer, acted as the placement agent for the Company in connection with the Series A Preferred Stock Offering. Midtown Partners is located in Tampa, Florida. In connection with the Series A Preferred Stock Offering, the Company paid Midtown Partners a cash commission equal to $674,371.50 and issued (a) Series BD-1 Common Stock Purchase Warrants to Midtown Partners entitling Midtown Partners to purchase 919,162 shares of the Company's common stock at an exercise price of seventy five cents ($.75) per share for a term of 5 years, (b) Series BD-2 Common Stock Purchase Warrants to Midtown Partners entitling Midtown Partners to purchase 919,162 shares of the Company's common stock at an exercise price of one dollar and fifty cents ($1.50) per share for a term of 5 years, and (c) Series BD-3 Common Stock Purchase Warrants to Midtown Partners entitling Midtown Partners to purchase 459,581 shares of the Company's common stock at an exercise price of two dollars and twenty five cents ($2.25) per share for a term of 7 years.

Our Series A Preferred Stock has the following rights, preferences, privileges and restrictions. Each share of Series A Preferred Stock, at its stated value of $10 per share, together with any accrued and unpaid dividends, is convertible at the option of the holder at any time after the Conversion Date (as defined below) into Common Stock at a price of Seventy Five Cents ($.75) per share of Common Stock. "Conversion Date" shall mean either (1) the date on which the United States Securities and Exchange Commission declares effective the Company's registration statement registering the Series A Preferred Stock for resale, or (2) the date that the holder of the Series A Convertible Preferred Stock has satisfied the minimum one (1) year holding requirements set forth in Rule 144(d) promulgated by the United States Securities and Exchange Commission under the Securities Act, as amended. A holder of Series A Preferred Stock is entitled to receive a dividend at a rate per annum equal to seven percent (7%), payable semi-annually, at the option of the company, (i) in cash, to the extent funds are legally available therefore, or (ii) in shares of registered Common Stock at a ten percent (10%) discount to the "Market Price" (as such term is defined in the designations for the Series A Preferred Stock. The Series A Preferred Stock ceases to accrue the seven percent (7%) fixed dividend on the earliest of (a) the payment of the liquidation preference on each share of Series A Preferred Stock upon the liquidation, dissolution or winding-up of the Corporation, (b) the conversion of the Series A Preferred Stock in common stock, or (c) the date two (2) years from the date of issuance of the share of Series A Preferred Stock. After the date two (2) years from the date of issuance of a share of Series A Preferred Stock, the holders of such Series A Preferred Stock participates ratably, on an as-converted basis, with our common stock as to the payment of dividends. Our Series A Preferred Stock ranks senior to our Common Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock and any other securities we may issue. In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, our Series A Preferred shareholders are entitled to receive an amount per share equal to the greater of $10 for each outstanding share plus accrued and unpaid dividends, as adjusted for stock dividends, stock distributions, splits, combinations or recapitalizations, or the amount such shareholders would be entitled to receive had they converted their Series A Preferred shares into common shares. These rights are prior and in preference to any distribution of any of our assets to our common shareholders, holders of Series B Preferred Stock, holders of Series C Preferred Stock, or holders of any other series or class of preferred shares. The holders of Series A Preferred stock have the right to vote on an as-converted basis, with our common shareholders on all matters submitted to a vote of our shareholders. In addition, we cannot, without the prior approval of the holders of at least fifty percent (50%) of our then issued and Series A Preferred Stock voting as a separate class:

•  liquidate, dissolve, or wind-up the business and affairs of the company, or consent to any of the foregoing;
•	effectuate any merger, reorganization, or recapitalization of the company, or enter into any agreement to do any of the foregoing ;
•
purchase or redeem or pay or declare any dividend or make any distribution on, any shares of stock other than the Series A Preferred Stock so long as an accrued dividend on the Series A Preferred Stock is unpaid, or permit any subsidiary of the

Company to take any such action, except for certain securities repurchased from former employees, officers, directors, consultants;
•  increase the authorized number of shares of Preferred Stock or Series A Preferred Stock;
•	alter or change the voting or other powers, preferences, or other rights, privileges, or restrictions of the Series A Preferred Stock contained herein (by merger, consolidation, or otherwise); and
•
issue any securities senior to the Series A Preferred Stock, except certain Qualified Financings (as defined below), or incur any new debt, except certain Permitted Debt (as defined below). "Qualified Financing" means an equity offering that (a) the gross aggregate proceeds raised and liquidation preferences is no more than $3,000,000; (b) the dividend rate does not exceed ten percent (10%); and (c) the holders of the new securities do not have voting rights more favorable than voting rights granted to the Series A Preferred Stock. "Permitted Debt" means (w) trade payables, inventory financing, and the accounts receivable factoring, all incurred in the ordinary course of business; (x) surety bonds and letters of credit issued or obtained in the ordinary course of business; (y) refinancing of the Company's existing debt facilities (including a $1,500,000 loan incurred on January 18, 2006); and (z) up to $3,000,000 of new indebtedness.

The conversion rights of each holder of Series A Preferred Stock is limited in the certificate of designations, preferences and rights of such stock, so that the holder is not entitled to convert any Series A Preferred Stock to the extent that, after such conversion, the sum of the number of shares of common stock beneficially owned by such holder and its affiliates, will result in beneficial ownership of more than 4.99% of the outstanding shares of common stock. The voting rights of each holder of Series A Preferred Stock is limited in the certificate of designations, preferences and rights of such stock, so that the holder is not entitled to vote any Series A Preferred Stock to the extent that such voting will allow such holder to vote more than 4.99% of the outstanding voting securities of the Company.

Investor Rights Agreement

In connection with the Series A Preferred Stock financing, pursuant to an Investor Rights Agreement dated January 18, 2006, if the Company did not file a registration statement registering the resale of the Series A Preferred Stock and related warrants within sixty days after January 18, 2006, then, in lieu of monetary damages or specific performance, the Company agreed to issue to each purchaser of Series A Convertible Preferred Stock (a "Series A Investor") an additional Series A Common Stock Purchase Warrant exercisable for the number of shares of Common Stock equal to 1.5% of the sum of (i) the number of shares of Common Stock issuable upon conversion of the Series A Preferred Stock held by each such Series A Investor, and (ii) the number of shares of common stock issuable upon exercise of the Series A Warrant held by each such Series A Investor (a "Filing Penalty").

Also, pursuant to an Investor Rights Agreement dated January 18, 2006, the Company agreed that if this registration statement was not declared effective by the United States Securities and Exchange Commission (the "SEC") within one hundred eighty days after January 18, 2006 (the "Effective Date"), then, in lieu of monetary damages or specific performance, and for each additional thirty (30) day period after the Effective Date that this registration statement is not declared effective, the Company is required to issue to each Series A Investor an additional Series A Warrant exercisable for the number of shares of common stock equal to 1.5% of the sum of (i) the number of shares of common stock issuable upon conversion of the Series A Preferred Stock into common stock held by each such Series A Investor, and (ii) the number of shares of common stock issuable upon exercise of the Series A Warrants held by each such Series A Investor; provided, however, in no event shall the aggregate number of shares of common stock issuable upon exercise of the Series A Warrants issued in connection with the effectiveness of the Registration Statement exceed nine percent (9.0%) of the common stock issuable upon conversion of the Series A Preferred Stock and upon exercise of the Series A Warrants originally issued on January 18, 2006 (the "Effective Date Penalty").

The Company’s registration statement did not become effective until August 11, 2006. As result, Series A Common Stock Purchase Warrants exercisable into 603,466 shares of Common Stock had accrued as a penalty. Because the Registration Statement has been declared effective no additional penalties will accrue.

Series B Convertible Preferred Stock

On January 18, 2006 the Company completed a share exchange pursuant to which the Company acquired 100% of the issued and outstanding capital stock of DeerValley Acquisitions, Corp. Pursuant to the Share Exchange Agreement the Company issued 49,451 shares of Series B Convertible Preferred Stock which converts into 4,945,100 common shares. On July 24, 2006, the Company held a Special Meeting of Stockholders where the Company’s directors proposed increasing the Company’s authorized shares of common stock in order to facilitate the conversion or exercise of derivative securities which are convertible to common stock, such as the Company’s convertible preferred stock. Until the increase, the Company did not have sufficient common stock to satisfy the conversion provisions of its outstanding convertible securities. Upon the increase in authorized shares of common stock, 49,451 shares of Series B Convertible Preferred Stock automatically converted to 4,945,100 shares of common stock.

Our Series B Convertible Preferred Stock has the following rights, preferences, privileges and restrictions. Each share of Series B Convertible Preferred Stock automatically converts into one hundred (100) shares of Common Stock upon the Shareholder’s approval of an increase in the authorized shares of common stock of the Company. Holders of Series B Convertible Preferred Stock participate ratably, on an as-converted basis, with our Common Stock as to the payment of dividends. Our Series B Preferred Stock ranks junior to our Series A Convertible Preferred Stock, ranks pari passu with our Series C Convertible Preferred Stock and Series D Convertible Preferred Stock as to an initial aggregate liquidation preference of $100,000, and ranks pari passu, on an as converted basis, with our common stock, as to all other matters, including voting rights, payment of dividends, and liquidation, after payment of the initial liquidation preference of $100,000. In the event of any liquidation, dissolution or winding-up of the Company, either voluntary or involuntary, after payment of any liquidation preference to the holders of Series A Preferred Stock, the holders of Series B Preferred Stock are entitled to receive an initial aggregate liquidation preference of $100,000, and then the holders of Series B Preferred Stock are entitled to participate ratably, on an as-converted basis, with our common stock as to any distribution of assets. The holders of Series B Preferred stock have the right to vote on an as-converted basis, with our common shareholders on all matters submitted to a vote of our shareholders.

Series C Convertible Preferred Stock

On January 18, 2006 the Company completed a share exchange pursuant to which the Company acquired 100% of the issued and outstanding capital stock of DeerValley Acquisitions, Corp. Pursuant to the Share Exchange Agreement the Company issued 26,750 shares of Series C Convertible Preferred Stock which is convertible into 2,675,000 common shares. In addition, the Company issued Series C Common Stock Purchase Warrants to Midtown Partners, an SEC and NASD registered broker dealer who acted as the placement agent for the Company in connection with this transaction. The warrants entitle Midtown Partners to purchase up to 2,000,000 shares of the Company's common stock at an exercise price of seventy five cents ($.75) per share for a term of 5 years.

Our Series C Preferred Stock has the following rights, preferences, privileges and restrictions. Each share of Series C Preferred Stock converts into one hundred (100) shares of Common Stock, at the option of the holder. Holders of Series C Preferred Stock participate ratably, on an as-converted basis, with our Common Stock as to the payment of dividends. Our Series C Preferred Stock ranks junior to our Series A Preferred Stock, ranks pari passu with our Series B Preferred Stock and Series D Preferred Stock as to an initial aggregate liquidation preference of $100,000, and ranks pari passu, on an as converted basis, with our common stock, as to all other matters, including voting rights, payment of dividends, and liquidation, after payment of the initial liquidation preference of $100,000. In the event of any liquidation, dissolution or winding-up of the Company, either voluntary or involuntary, after payment of any liquidation preference to the holders of Series A Preferred Stock, the holders of Series C Preferred Stock are entitled to receive an initial aggregate liquidation preference of $100,000, and then the holders of Series C Preferred Stock are entitled to participate ratably, on an as-converted basis, with our common stock as to any distribution of assets. The holders of Series C Preferred stock have the right to vote on an as-converted basis, with our common shareholders on all matters submitted to a vote of our shareholders. The conversion rights of each holder of Series C Preferred Stock is limited in the certificate of designations, preferences and rights of such stock, so that the holder is not entitled to convert any Series C Preferred Stock to the extent that, after such conversion, the sum of the number of shares of common stock beneficially owned by such holder and its affiliates, will result in beneficial ownership of more than 4.99% of the outstanding shares of common stock. The voting rights of each holder of Series C Preferred Stock is limited in the certificate of designations, preferences and rights of such stock, so that the holder is not entitled to vote any Series C Preferred Stock to the extent that such voting will allow such holder to vote more than 4.99% of the outstanding voting securities of the Company.

Series D Convertible Preferred Stock

On April 17, 2006, the Company completed a private placement of $1,320,810 of its Series D Convertible Preferred Stock (the "Series D Offering"). In connection with the Series D Offering, the Company issued (a) 132,081 shares of its Series D Convertible Preferred Stock which converts into 880,540 shares of common stock and (b) Series E Common Stock Purchase Warrants entitling the holder to purchase up to an aggregate of 880,540 shares of its Common Stock at an exercise price of three dollars ($3.00) per share for a term of 3 years.

The market value of the Company’s common stock on the date the Series D Convertible Preferred was issued and sold was $3.25 per share. In accordance with EITF Issue 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, as amended by EITF 00-27“Application of Issue No. 98-5 to certain Convertible Instruments”, the Company evaluated the Series D Convertible Preferred stock and determined it had a beneficial conversion feature. Pursuant to EITF 98-5 and EITF 00-27 a beneficial conversion feature occurs when the conversion price of a security is less than the fair value of the Company's common stock on the measurement date. The Company calculated the effect of EITF 00-27 and EITF 98-5 on the issuance and determined on a relative fair value basis that, of the $1,188,563 ($1,320,810 net of $132,247 of issuance costs) raised, $434,945 was attributable to the beneficial conversion feature of the warrants and $753,618 was attributable to the beneficial conversion feature of the Series A Convertible Preferred Stock. As a result, on the date of issuance the Company adjusted its balance sheet to reduce the value of the Series D Convertible Preferred stock by $753,618 and the warrants by $434,945 and increased additional paid-in capital by $1,188,563. The Company used the Black-Scholes model to value the Series E Common Stock Purchase warrants. For purposes of calculating the fair value of the warrants the Company used a risk free rate of return of 5.00% and a volatility percentage of 31.5%.

In accordance with EITF 98-5 and EITF 00-27 the intrinsic value of the beneficial conversion feature is considered a deemed dividend to the preferred shareholders and is to be amortized over the period of the security’s earliest conversion date. To amortize the beneficial conversion feature the Company reduced the retained earnings account and increased the Series D Preferred Convertible Stock for the amount of deemed dividend. During the quarter ended April 1, 2006 the Company recognized a deemed dividend related to the Series D Preferred Convertible Stock and warrants of $240,969.

On July 24, 2006, the Company held a Special Meeting of Stockholders where the Company’s directors proposed increasing the Company’s authorized shares of common stock in order to facilitate the conversion or exercise of derivative securities which are convertible to common stock, such as the Company’s convertible preferred stock. Until the increase, the Company did not have sufficient common stock to satisfy the conversion provisions of its outstanding convertible securities. Upon the increase in authorized shares of common stock, 132,081 shares of Series D Convertible Preferred Stock automatically converted to 880,544 shares of common stock. As a result of the conversion, the remaining $1,079,841 of un-amortized beneficial conversion feature was recognized as a deemed dividend on July 24, 2006.

Total Preferred Series D Proceeds	$1,320,810
Issuance Costs	($132,247)
Amount of proceeds allocated to Warrants	(434,945)
Amount of proceeds allocated to Preferred Series D	(753,618)
Amortization of Beneficial Conversion Feature	240,969
Preferred Series D balance at July 1, 2006	$240,969
Amortization of Beneficial Conversion Feature	1,079,841
Conversion of Series D Preferred	(1,320,810)
Preferred Series D balance at December 31, 2006	$0

Midtown Partners & Co., LLC ("Midtown Partners"), an SEC and NASD registered broker dealer, acted as the placement agent for the Company in connection with the Series D Preferred Stock Offering. Midtown Partners is located in Tampa, Florida. In connection with the Series D Preferred Stock Offering, the Company paid Midtown Partners a cash commission equal to $99,180, and payment of $19,836 for non-accountable expenses, and issued (a) Series BD-4 Common Stock Purchase Warrants to Midtown Partners entitling Midtown Partners to purchase 61,120 shares of the Company's common stock at an exercise price of one dollar and fifty cents ($1.50) per share for a term of 3 years and (b) Series BD-5 Common Stock Purchase Warrants to Midtown Partners entitling Midtown Partners to purchase 61,120 shares of the Company's common stock at an exercise price of three dollars ($3.00) per share for a term of 3 years.

Our Series D Preferred Stock has the following rights, preferences, privileges and restrictions. Each 1.5 outstanding shares of Series D Convertible Preferred Stock shall automatically be converted into ten (10) shares of Common Stock upon the shareholders' approval of an increase in the authorized shares of common stock of the Company. Holders of Series D Preferred Stock participate ratably, on an as-converted basis, with our Common Stock as to the payment of dividends. Our Series D Preferred Stock ranks junior to our Series A Preferred Stock, ranks pari passu with our Series B Preferred Stock and Series C Preferred Stock as to an initial aggregate liquidation preference, and ranks pari passu, on an as converted basis, with our common stock, as to all other matters, including voting rights, payment of dividends, and liquidation, after payment of the initial liquidation preference of $100,000 to the holders of Series B Preferred Stock and Series C Preferred Stock and of $30,000 to holders of Series D Preferred Stock. In the event of any liquidation, dissolution or winding-up of the Company, either voluntary or involuntary, after payment of any liquidation preference to the holders of Series A Preferred Stock, the holders of Series D Preferred Stock are entitled to receive an initial aggregate liquidation preference of $30,000, and then the holders of Series D Preferred Stock are entitled to participate ratably, on an as-converted basis, with our common stock as to any distribution of assets. The holders of Series D Preferred stock have the right to vote on an as-converted basis, with our common shareholders on all matters submitted to a vote of our shareholders.

Series E Convertible Preferred Stock

In early November of 2006, a shareholder approached the Company about exchanging registered shares of the Company’s common stock for shares of the Company’s preferred stock and “out of the money” warrants. On November 16, 2006, the Company entered into a Share Exchange Agreement with that holder of the Company’s common stock, par value $0.01 (the “Common Stock”) whereby the shareholder agreed to exchange 750,000 shares of Common Stock for 750,000 shares of the Company’s Series E Convertible Preferred Stock (the “Series E Preferred Stock”) and Series F Warrants (the “Series F Warrants”). The Series E Preferred Stock is convertible into the Company’s Common Stock at the option of the holder any time after the date of issuance on a one-for-one basis. The conversion rights of the holder of Series E Preferred Stock is limited so that the holder cannot convert any Series E Preferred Stock if, after such conversion, the number of shares of Common Stock beneficially owned by the holder and its affiliates, will exceed 4.99% of the outstanding shares of Common Stock. Pursuant to the Share Exchange Agreement, the Company also issued the Series F Warrants. The Series F Warrants entitle the holder to purchase 750,000 shares of the Company’s Common Stock at an exercise price of two dollars and twenty five cents ($2.25) per share. The Series F Warrants are exercisable, in whole or in part, at any time from the date of grant, November 16, 2006, and expire on the fifth anniversary of the grant date. Similar to the Series E Preferred Stock, the exercise rights of the Series F Warrants are limited so that the holder is not entitled to exercise the warrants if, after such exercise, the number of shares of common stock beneficially owned by the holder and its affiliates, will exceed 4.99% of the outstanding shares of common stock. The Series E Preferred Stock and the Series F Warrants were issued pursuant to the exemption from registration found in Section 3(a)(9) of the Securities Act of 1933.

Warrants

Below is a list of the Company’s Common Stock Purchase Warrants which have been granted and exercised during the years ended December 31, 2006 and 2005.

							Common
	Strike		Balance	Number	Number	Balance	Stock	Cash
Description	Price	Term	12/31/2005	Granted	Exercised	12/31/2006	Issued	Received

Class A	$1.50	5.00	-	10,545,105	(150,481)	10,394,624	150,481	$203,150
Class B	$2.25	7.00	-	4,970,824		4,970,824	-	$-
Class C	$0.75	5.00	-	2,000,000		2,000,000	-	$-
Class D	$0.75	7.00	-	2,000,000		2,000,000	-	$-
Class E	$3.00	3.00	-	880,544		880,544	-	$-
Class F	$2.25	5.00	-	750,000		750,000	-	$-
Class BD-1	$0.75	5.00	-	919,162	(919,162)	-	642,048	$-
Class BD-2	$1.50	5.00	-	919,162		919,162	-	$-
Class BD-3	$2.25	7.00	-	459,581		459,581	-	$-
Class BD-4	$1.50	3.00	-	66,121		66,121	-	$-
Class BD-5	$3.00	3.00	-	66,121		66,121	-	$-
Totals			-	23,576,620	(1,069,643)	22,506,977	792,529	$203,150

*During the period ended December 31, 2006, certain holders of the Company’s BD-1 warrants, pursuant to the cashless provisions contained in such warrants, converted 919,162 warrants into 642,048 shares of the Company’s common stock.
**Class A Common Stock Purchase Warrants includes the 603,466 penalty warrants accrued pursuant to the Investor Rights Agreement discussed above.

Common Stock Dividends

A holder of Series A Preferred Stock is entitled to receive a dividend at a rate per annum equal to seven percent (7%), payable semi-annually, at the option of the company, (i) in cash, to the extent funds are legally available therefore, or (ii) in shares of registered Common Stock at a ten percent (10%) discount to the "Market Price" (as such term is defined in the designations for the Series A Preferred Stock). On July 18, 2006, a dividend to holders of Series A Preferred Stock became due. On September 20, 2006 the Company issued 106,412 shares of the Company’s common stock to Series A Preferred shareholders as payment for $260,968 of dividends.

Miscellaneous Equity Transactions

In January 2006, the Company issued 17,338 common shares to Sequence Advisors Corporation, an affiliate of two former directors. In addition, the Company entered into a consulting agreement with Sequence Advisors Corporation on January 18, 2006. Pursuant to the agreement Sequence Advisors received 37,500 shares of the Company’s stock on October 23, 2006 as compensation for services. The Company has recognized $93,000 of expense related to this agreement.

On July 24, 2006 the board of directors approved an amendment to the Company’s Certificate of Incorporation to increase the authorized preferred stock, par value $0.01 per share, of the Company from 1,140,000 shares to 10,000,000 shares and; approved of an amendment to the Company’s Certificate of Incorporation to increase the authorized common stock, par value $0.001 per share, of the Company from 2,000,000 shares to 100,000,000 shares. The Company’s directors proposed increasing the Company’s authorized shares of common stock in order to facilitate the conversion or exercise of derivative securities which are convertible to common stock, such as the Company’s convertible preferred stock. Until the increase, the Company did not have sufficient common stock to satisfy the conversion provisions of its outstanding convertible securities. Upon the increase in authorized shares of common stock, 49,451 shares of Series B Convertible Preferred Stock automatically converted to 4,945,100 shares of common stock, and 132,081 shares of Series D Convertible Preferred Stock automatically converted to 880,544 shares of common stock.

NOTE 11 - INCOME TAXES

The Internal Revenue Code limits the future availability of net operating loss carryforwards that arose prior to certain cumulative changes in a corporation’s ownership. Due to the ownership change in January 2006 and prior years, the pre-change net operating loss carryforwards are limited by IRC Section 382 in their annual utilization. If the corporation fails to meet certain business continuity requirements, the carryforwards may be eliminated entirely. As of December 31, 2005, the remaining 1999 pre-change federal net operating loss carryforwards of $19,000,000 are subject to the Sec 382 limitation. We have not updated our IRC Section 382 study analysis for the tax year ended December 31, 2006. The extent of the limitation on the availability to use net operating losses is not known at this time.

The income tax provision (benefit) consists of the following:

Income Taxes:

The components of the provision for income taxes are as follows:

	2006	2005

Current taxes	1,955,131	-
Deferred taxes	(742,853)	-
Provision for income taxes	1,212,278	-

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

		2006			2005
	Amount		Impact on Rate	Amount		Impact on Rate
Income tax at federal rate	1,363,679		34.00%	-		-
State tax, net of Federal effect	172,064		4.29%	-		-
Permanent Differences:

Meals & Entertainment	20,353		0.51%	-		-
Officers Life Insurance	3,203		0.08%	-		-
S Corp to C Corp	(91,322)		-2.28%	-		-
Domestic Production Deduction	(64,481)		-1.61%	-		-
Effect of 338(h)10 election	(88,515)		-2.21%	-		-
Total Permanent Differences	(220,762)		-5.50%	-		-

Total Tax Credits	(102,703)		-2.56%	-		-
True Up to Tax Return - Deferred Assets	(0)		0.00%	-		-
Total Provision	1,212,278		30.23%	-		-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred income taxes are as follows:

	2006	2005
Current Deferred Tax Assets:
Warranty Reserve	737,083	-
Repurchase Reserve	16,981	-
Allowance for Doubtful Accounts	1,915	-
Total Current Deferred Tax Asset	755,979	-

Non-Current Deferred Tax Assets:
Net Operating Loss Carryforwards	-	6,895,000
Accelerated Depreciation	(13,125)	-
Valuation allowance	-	(6,895,000)
Total Non-Current Deferred Tax Assets	(13,125)	-
Total Deferred Tax Assets (Net)	742,854	-

The estimated Tax Credit for the State of Alabama of 102,703 is estimated based on the annual capital credit available for qualifying projects within the state of Alabama and is determined by multiplying the total actual project costs by 5% and is limited to Alabama income tax liability attributable to income generated by or arising out of the qualifying project. Any remainder of unused capital credit available cannot be carried forward or back.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Litigation

The Company in the normal course of business is subject to claims and litigation. Management of the Company is of the opinion that, based on information available, such legal matters will not ultimately have a material adverse effect on the financial position or results of operation of the Company.

Reserve for Repurchase Commitments

 Deer Valley Homebuilders, Inc. (“DVH”) is contingently liable under the terms of repurchase agreements with financial institutions providing inventory financing for retailers of DVH’s products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The risk of loss under these agreements is spread over numerous retailers. The price DVH is obligated to pay generally declines over the period of the agreement (typically 18 to 24 months) and the risk of loss is further reduced by the sale value of repurchased homes. The maximum amount for which the Company is contingently liable under repurchase agreements is approximately $15,765,000 at December 31, 2006.  As of December 31, 2006 the Company had reserved $77,500 for future repurchase losses, based on prior experience and an evaluation of dealers’ financial conditions. DVH to date has not experienced significant losses under these agreements, and management does not expect any future losses to have a material effect on the accompanying financial statements.

Earnout Agreement

On January 18, 2006, the Company's wholly-owned subsidiary, DeerValley Acquisitions Corp. (dissolved on June 30, 2006), entered into an Earnout Agreement (the "Earnout Agreement"), between Deer Valley Homebuilders, Inc., DeerValley Acquisitions Corp., and the former owners of Deer Valley Homebuilders, Inc. In connection with the Capital Stock Purchase Agreement, the Company entered into the Earnout Agreement, pursuant to which, additional payments may be paid to the former owners of Deer Valley Homebuilders, Inc. as an earnout based upon the Net Income Before Taxes of Deer Valley Homebuilders, Inc. during the next five (5) years, up to a maximum of $6,000,000. In any given year during the term of the Earnout Agreement, 50% of the pre-tax profit exceeding $1,000,000 per year will be accrued and become distributable to the prior shareholders. The Company is accounting for the $6,000,000 earnout as contingent consideration in accordance with paragraphs 25 through 28 of SFAS 141. Because the amount, if any, of contingent consideration was not determinable at the acquisition date, no amount will be recorded in the Company's financial statements until the contingency is resolved, or the consideration is issued or becomes issuable. The maximum remaining potential accrual under the Earnout Agreement is $3,526,764. See Note 9-Long-Term Debt-“Earnout Agreement” for further details on the Earnout Agreement.

Employment Agreements

On January 18, 2006, Deer Valley Homebuilders, Inc. entered into a seven year employment agreement with Joel Stephen Logan, II. Under the terms of Mr. Logan's Employment Agreement, Mr. Logan is (a) entitled to receive a fixed annual salary of $52,000, (b) entitled to receive a monthly "hitch bonus" of $60 per "floor" produced by the Company, and (c) is eligible to participate and receive 4.6% of the net income before taxes of the Company, and (d) entitled to receive health benefits and coverage, as provided by the Company.

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

On January 18, 2006, Deer Valley Homebuilders, Inc. entered into a seven year employment agreement with John Steven Lawler. Under the terms of Mr. Lawler's Employment Agreement, Mr. Lawler is (a) entitled to receive a fixed annual salary of $52,000, (b) entitled to receive a monthly "hitch bonus" of $35 per "floor" produced by the Company, and (c) is eligible to participate and receive 2% of the net income before taxes of the Company, and (d) entitled to receive health benefits and coverage, as provided by the Company.

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

Dividends Payable

A holder of Series A Preferred Stock is entitled to receive a dividend at a rate per annum equal to seven percent (7%), payable semi-annually, at the option of the company, (i) in cash, to the extent funds are legally available therefore, or (ii) in shares of registered Common Stock at a ten percent (10%) discount to the "Market Price" (as such term is defined in the designations for the Series A Preferred Stock). As of December 31, 2006 the total accrued dividend payable to Series A Preferred shareholders is $217,506.

NOTE 13 - RELATED PARTY

On January 18, 2006, the Company entered into an Earnout Agreement with the former owners of Deer Valley Homebuilders, Inc. See Note 9-Long Term Debt-Loans and Earnout for further details. The former owners of Deer Valley Homebuilders, Inc. are members of Company’s board of directors and shareholders of the Company.

On January 18, 2006, Deer Valley Homebuilders, Inc. entered into three seven year employment agreements with members of the company. See Note 12 - Commitments and Contingencies- Employment Agreements for further details. The three employees are members of the Company’s board of directors and shareholders of the Company.

In January 2006, the Company issued 17,338 common shares to Sequence Advisors Corporation, an affiliate of two former directors. In addition, the Company issued 37,500 shares as part of an agreement entered into in January 2006. See Note 10-Equity Transactions -Miscellaneous Equity Transactions for further details

On July 1, 2006, the Company entered into an oral agreement with a company to provide accounting services related to the filing of the Company’s financial statements. The service provider is owned and operated by family members of one of the Company’s Board of Directors and shareholders. Pursuant to the agreement the Company will pay the service provider $5,000 per month as compensation for services. The agreement is on a month-to-month basis. The service provider and its employees are also holders of the Company’s Series B Convertible Preferred Stock, Series C Convertible Preferred Stock, and an affiliate of Midtown Partners, LLC. See Note 10-Equity Transactions for further details on Midtown Partners, Series B Convertible Preferred stock, and the Series C Convertible Preferred stock.

On April 18, 2006, pursuant to the Sales Contract, Deer Valley Homebuilders, Inc. ("DVH"), an indirectly wholly-owned subsidiary of Deer Valley Corporation, purchased real property located at 7668 Highway 278 in Sulligent, Alabama (the "Sulligent Property") from Steve J. Logan. The Sulligent Property consists of a 65,992 square foot manufacturing plant located on approximately 13 acres of land. The purchase price for the Sulligent Property was $725,000, subdivided as follows. Deer Valley assumed Mr. Logan's mortgage of approximately $610,000 and will pay the remaining $115,000 to Mr. Logan in equal monthly payments of $5,000 for twenty-three months. Deer Valley obtained the funds for the purchase price of the Sulligent Property from its revolving line of credit described in Note 8-Long Term Debt-Loans and Letter of Credit. Mr. Logan is a member of the Company’s board directors and shareholder of the Company.

On June 29, 2006 the Company elected Charles G. Masters to serve as President, Chief Executive Officer, and Chief Financial Officer. See Note 12 - Commitments and Contingencies- Employment Agreements for further details. Mr. Masters is a member of the Company’s board directors and shareholder of the Company.

In early November of 2006, a shareholder approached the Company about exchanging registered shares of the Company’s common stock for shares of the Company’s preferred stock and “out of the money” warrants. See Note 10-Equity Transactions-Series E Convertible Preferred Stock for further details.

NOTE 14- FLUCTUATIONS IN FIRST QUARTER RESULTS OF OPERATIONS (UNAUDITED)

In the first quarter of 2006 the Company inadvertently excluded a $93,000 agreement entered into with Sequence Advisors (See Note 10-Equity Transactions -Miscellaneous Equity Transactions) as well as the additional depreciation expense incurred as a result of the step up in basis of certain assets as acquisition. The Company has voluntarily chosen to correct the error in the current financial statements. The following is a summary of the adjustment to the Statement of Operations for the first quarter.

	1st Quarter
	2006

Operating expenses, as originally reported	$1,285,392
Immaterial error correction	18,357	1
Immaterial error correction	93,000	2
Operating expenses, as adjusted	$1,396,749

Operating income, as originally reported	$732,298
Immaterial error correction	(18,357)	1
Immaterial error correction	(93,000)	2
Operating income, as adjusted	$620,941

Net income/(loss), as originally reported	$463,501
Immaterial error correction, net of income tax effect	(11,741)	1
Immaterial error correction, net of income tax effect	(59,483)	2
Net income/(loss), as adjusted	$392,277

Net income/(loss) available to common shareholders, as originally reported	$(1,140,828)
Immaterial error correction, net of income tax effect	(11,741)	1
Immaterial error correction, net of income tax effect	(59,483)	2
Net income/(loss) available to common shareholders, as adjusted	$(1,212,052)

Net income/(loss) per share (basic), as reported	$(1.14)
Immaterial error correction	(0.01)	1
Immaterial error correction	(0.03)	2
Net income/(loss) per share (basic), as adjusted	$(1.18)

Net income/(loss) per share (fully diluted), as reported	$(1.14)
Immaterial error correction	(0.01)	1
Immaterial error correction	(0.03)	2
Net income/(loss) per share (fully diluted), as adjusted	$(1.18)

Weighted average common shares outstanding, as reported	1,000,000
Immaterial error correction	30,082	2
Weighted average common shares outstanding, as adjusted	1,030,082

Weighted average common and common stock equivalents outstanding, as reported	1,000,000
Immaterial error correction	30,082	2
Weighted average common and common stock equivalents outstanding, as adjusted	1,030,082

(1) Additional depreciation expense as a result of the step up in basis of assets at acquisition.
(2) $93,000 Sequence Advisor agreement inadvertently excluded from income.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and acting Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending December 30, 2006 covered by this Annual Report on Form 10-KSB. Based upon such evaluation, the Chief Executive Officer and acting Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  This conclusion by the Company's Chief Executive Officer and acting Chief Financial Officer does not relate to reporting periods after December 30, 2006.

The Company’s Chief Executive Officer is actively researching candidates for membership on the Board of Directors who would be “independent” and who, accordingly, could serve on an audit committee. In addition, the Company's  Chief Executive and acting Chief Financial Officer is devoting considerable effort to continue to develop and implement a  system of disclosure controls and procedures to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management and its officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

Beginning with the Company’s first fiscal year ending after December 15, 2007, Section 404 of the Sarbanes-Oxley Act of 2002 will require us to include management's report on our internal control over financial reporting in our Annual Report on Form 10-K. The internal control report must contain (1) a statement of management's responsibility for establishing and maintaining adequate internal control over our financial reporting, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, (3) management's assessment of the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year, including a statement as to whether or not our internal control over financial reporting is effective, and (4) a statement that our registered independent public accounting firm has issued an attestation report on management's assessment of our internal control over financial reporting.

In order to achieve compliance with Section 404 within the prescribed period, management is planning to commence a Section 404 compliance project to assess the adequacy of our internal control over financial reporting, remediate any control deficiencies that may be identified, validate through testing that controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting. At this time, management is assessing the proper parameters of a Section 404 compliance project in light of emerging guidance from the SEC on such parameters.

Except as described above, during the fourth quarter of fiscal year 2006, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Officers and Directors

As of March 23, 2007, the directors and executive officers of Deer Valley Corporation, their ages, positions, the dates of initial election or appointment as directors or executive officers, and the expiration of their terms are as set forth in the following table.

Name of Director/Executive Officer	Age	Position	Period Served
Charles G. Masters	67	President, Chief Executive Officer, and Class II Director	January 18, 2006 to Present; term as Class II Director expires in 2007

Joel Stephen Logan, II	38	Class II Director, Member of the Board of Directors of Deer Valley Homebuilders, Inc., President and General Manager of Deer Valley Homebuilders, Inc.	September 22, 2006 to Present; term expires at next meeting of shareholders

Charles L. Murphree, Jr.	45	Class I Director, Member of the Board of Directors of Deer Valley Homebuilders, Inc., Vice President and Regional Sales Director of Deer Valley Homebuilders, Inc.	September 22, 2006 to Present; term expires at next meeting of shareholders

John Steven Lawler	38	Class III Director, Member of the Board of Directors of Deer Valley Homebuilders, Inc., Director of Finance, Deer Valley Homebuilders, Inc.	September 22, 2006 to Present; term expires at next meeting of shareholders

Hans Beyer	41	Class II Director	July 27, 2006 to Present; term as Class II Director expires in 2007

John Giordano	49	Class III Director	July 27, 2006 to Present; term as Class III Director expires in 2008

Dale Phillips	59	Class I Director	July 27, 2006 to Present; term as Class I Director expires in 2009

Duties, Responsibilities And Experience

Charles G. Masters, Chief Executive Officer, President and Director of Cytation Corporation. Mr. Masters was the founder of DeerValley Acquisitions Corporation. In March 1998, Mr. Masters founded and has since served as CEO and CFO of Bumgarner Enterprises, Inc., an oil and gas development and a business consulting firm. Since 2001, Mr. Masters has also served as Director, CEO and CFO of Ranger Industries, Inc., a public company, which is the sole shareholder of Bumgarner Enterprises. Mr. Masters has founded and served as the CEO and CFO of several private companies involved in the development of military electronic communications and test equipment, pioneering the introduction of microprocessors into point of sale equipment, medical equipment, artificial intelligence devices, and the development of laser scanners. Mr. Masters received a B.S.E.E. (1961) from Duke University, a M.S.E.E. (1964) from the University of Pittsburgh and a M.S.M.S. (1966) from Johns Hopkins University.

  Joel Stephen Logan, II, Member of the Board of Directors of the Company and of Deer Valley Homebuilders, Inc., President, and General Manager of Deer Valley Homebuilders, Inc. Mr. Logan is well-known throughout the factory-built home industry, having founded and operated two successful companies in the industry. Since leading the group which founded DVH in 2004, Mr. Logan has served as Chairman of the Board, General Manager, and President of that company. In 1996, Mr. Logan led the group which founded a HUD Code housing company, Pinnacle Homes of Alabama. Mr. Logan served as served as President and General Manager of Pinnacle until the company was purchased in 1998. Following the buy-out, Pinnacle became a division of Patriot Homes of Indiana, and Mr. Logan continued as General Manager of the Pinnacle Division until 2003. Mr. Logan also serves as a member of the Board of Directors of two charities, Quinn's Ranch Children's Home and GMM Children Feeding Center. Mr. Logan holds a degree in Business Administration from Mississippi State University.

Charles L. Murphree, Jr., Member of the Board of Directors of the Company and of Deer Valley Homebuilders, Inc., Vice President and Regional Sales Director of Deer Valley Homebuilders, Inc. As one of the founders of DVH, since April of 2004 Mr. Murphree has served as a Corporate Director, Sales Manager and Vice President of DVH. From 2003 until 2004, Mr. Murphree served as Plant Manager for Clayton Homes, Inc. From 2000 through 2003, Mr. Murphree worked as General Manager of the Energy and LifeStyle Divisions of Southern Energy Homes, Inc. Mr. Murphree graduated from the University of Alabama Huntsville with a Bachelor of Science in Business Administration.

John Steven Lawler, Member of the Board of Directors of the Company and of Deer Valley Homebuilders, Inc., Secretary-Treasurer and Director of Finance of Deer Valley Homebuilders, Inc. As part of the DVH's founding group, since April 2004 Mr. Lawler, a certified public accountant, has served as Director of Finance for DVH. From 2001 until 2004, he served as ERP and IT Project Manager for Cavalier Homes, Inc. From 1999 until 2001, Mr. Lawler worked as the ERP Team Leader for Financial Accounting for Cavalier Homes, Inc. Mr. Lawler holds a Bachelor of Science in Business Administration from the University of Alabama.

Hans Beyer, Director. Since February of 2005, Mr. Beyer has served as a partner for Saxon Gilmore Carraway Gibbons Lash & Wilcox, P.A. At Saxon Gilmore Carraway Gibbons Lash & Wilcox, P.A., he oversees and manages complex legal matters. From September 2005 until December 31, 2006, Mr. Beyer served as the Senior Vice President of Mirabilis Ventures, Inc. At Mirabilis Ventures, Inc., he oversaw private equity investments. In addition, Mr. Beyer is President and Founder for Daedalus Consulting, Inc. In connection with his position at Daedalus Consulting, Inc., Mr. Beyer provides consulting advice on business matters. From 2003 to February 2005, Mr. Beyer was a partner at Buchanan Ingersoll, P.C. Prior to 2002, Mr. Beyer was the founder and President of the Law Firm of Hans Christian Beyer, P.A. Mr. Beyer holds a B.A. from the University of Michigan and a J.D. from the University of Michigan Law School.

John Giordano, Director. For the past five years Mr. Giordano has served as Chair of the Business, Tax and Corporate Finance Practice Group at Bush Ross, P.A., a Tampa, Florida law firm. He is regularly involved in complex business-related transactions, has extensive experience in a broad range of areas, including federal and state securities law, corporate finance, mergers, acquisitions, and tax law, and has acted as general corporate counsel for numerous Florida-based public and private corporations. Mr. Giordano attended the University of Florida, where he received a B.S., a J.D., and an L.L.M. in taxation.

Dale Phillips, Director. For the past five years, Mr. Phillips has served as a director and Vice President of Finance for RE Purcell Construction Co., Inc., a paving and utility contractor. He is also a director and Vice President for Dalmari, Inc. Mr. Phillips holds an A.S. (1968) in Business Management from Champlain College and a B.A. (1971) in Accounting from Castleton State College.

Significant Employees

Other than the executive officers of Deer Valley named above, no other employees are required to be disclosed under this item. Because of their importance to the success of Deer Valley and the Company, Deer Valley maintains “key man” life insurance policies, with Deer Valley as beneficiary, on the former owners of Deer Valley, including Joel Stephen Logan II, John Steven Lawler, and Charles Murphree.

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

To the best of our knowledge, during the past five years, none of our directors or executive officers were involved in any of the following: (1) any bankruptcy petition filed by or against any property or business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending, or otherwise limiting his involvement in any type of business, securities or banking activities; or (4) being found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Audit Committee

We do not currently have a standing audit committee. The Company’s Chief Executive Officer is actively researching candidates for membership on the Board of Directors who would be “independent” and who, accordingly, could serve on an audit committee. The board member who is currently performing the equivalent functions of an audit committee is Charles G. Masters, who has not been determined to be an “audit committee financial expert.”

Audit Committee Financial Expert

We do not currently have an “audit committee financial expert" as defined under Item 401(e) of Regulation S-B. As discussed above, our Board of Directors plans to form an Audit Committee. In addition, the Board is actively seeking to appoint an individual to the Board of Directors and the Audit Committee who would be deemed an audit committee financial expert.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors, officers and holders of more than 10% of the Company’s equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership. Based solely on a review of the forms, reports, and certificates filed with the Company by such persons, all Section 16(a) filing requirements were complied with by such persons during the last fiscal year except that Charles Masters failed to timely report a conversion of Series B Preferred Stock to common stock, which conversion occurred automatically, without any action by or notice to Mr. Masters.

Code of Ethics

The Company has not adopted a code of ethics which applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company desires to appoint independent members to the Board of Directors before adopting such a code. The Company is actively searching for individuals who would be considered independent, as well as qualified to serve as directors.

Material Changes to Nominations by Security Holders of Director Candidates

In the past fiscal year, there has been no material change to the procedures by which security holders may recommend nominees to the small business issuer’s board of directors.

ITEM 10. EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth information regarding the compensation earned by our Chief Executive Officer and each of our most highly compensated executive officers whose aggregate annual salary and bonus exceeded $100,000 for each of the years indicated with respect to services rendered by such persons.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus ($)	Option Awards (#)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Charles G. Masters (1)	2006 2005	$60,000 -	- -	- -	- -	$60,000 -	$120,000 -

Joel Stephen Logan, II(2)	2006 2005	$52,000 $52,000	$450	- -	$406,045(7) $245,161(8)	$43,838(13) $143,617(14)	$502,333 $440,778

Charles L. Murphree, Jr.(3)	2006 2005	$52,000 $52,000	$450 -	- -	$206,466(9) $124,353(10)	$30,144(13) $86,710(14)	$289,060 $263,063

John Steven Lawler (4)	2006 2005	$52,000 $52,000	$450-	- -	$198,039(11) $118,291(12)	$21,975(15) $67,021(14)	$272,464 $237,312

Richard A. Fisher(5)	2006 2005	$0 $0	- -	- -	$0 $0	- -	$0 $0

Kevin J. High (6)	2006 2005	$0 $0	- -	- -	$0 $0	- -	$0 $0

1)
On January 18, 2006, Mr. Masters was elected to serve as a Director, Chief Executive Officer, and President of the Company. Mr. Masters’ salary is $120,000 per year and began accruing on July 1, 2006. Prior to July 1, Mr. Masters was compensated as a consultant, and such compensation is listed under “All Other Compensation” here. In addition to the compensation described above, in 2006 the Company paid $100,000 to Ranger Industries, Inc., an entity controlled by Charles Masters, in return for services rendered in 2005. Please see Item 12 below for a fuller description of the Company’s contract with Ranger Industries, Inc.

2)
Mr. Logan is a Director of the Company and President and General Manager of Deer Valley Homebuilders, Inc., a material operating subsidiary of the Company acquired on January 18, 2006. Mr. Logan’s executive compensation above includes historical compensation paid by Deer Valley Homebuilders, Inc. prior to its acquisition by the Company. Mr. Logan also earned payments under the Earnout Agreement described in Item 12 of this filing and $31,914 in additional proceeds from the sale of Deer Valley Homebuilders, Inc. as consideration for an untimely release by the Company of Mr. Logan’s personal guarantee. Such payments have not been included above, as they are treated as additional, contingent purchase price paid for the acquisition of Deer Valley Homebuilders, Inc. Mr. Logan’s bonus of $450 is an anniversary bonus paid to each employee of Deer Valley Homebuilders, Inc. upon the anniversary of his or her employment.

3)
Mr. Murphree is Director of the Company and Vice President and Regional Sales Director of Deer Valley Homebuilders, Inc, a material operating subsidiary of the Company acquired on January 18, 2006. Mr. Murphree’s executive compensation above includes historical compensation paid by Deer Valley Homebuilders, Inc. prior to its acquisition by the Company. Mr. Murphree also earned payments under the Earnout Agreement described in Item 12 of this filing and $19,149 in additional proceeds from the sale of Deer Valley Homebuilders, Inc. as consideration for an untimely release by the Company of Mr. Murphree’s personal guarantee. Such payments have not been included above, as they are treated as additional, contingent purchase price paid for the acquisition of Deer Valley Homebuilders, Inc. Mr. Murphree’s bonus of $450 is an anniversary bonus paid to each employee of Deer Valley Homebuilders, Inc. upon the anniversary of his or her employment.

4)
Mr. Lawler is Director of the Company and Director of Finance of Deer Valley Homebuilders, Inc, a material operating subsidiary of the Company acquired on January 18, 2006. Mr. Lawler’s executive compensation above includes historical compensation paid by Deer Valley Homebuilders, Inc. prior to its acquisition by the Company. Mr. Lawler also earned payments under the Earnout Agreement described in Item 12 of this filing and $14,894 in additional proceeds from the sale of Deer Valley Homebuilders, Inc. as consideration for an untimely release by the Company of Mr. Lawler’s personal guarantee. Such payments have not been included above, as they are treated as additional, contingent purchase price paid for the acquisition of Deer Valley Homebuilders, Inc. Mr. Lawler’s bonus of $450 is an anniversary bonus paid to each employee of Deer Valley Homebuilders, Inc. upon the anniversary of his or her employment.

5)	Mr. Fisher resigned as Chairman and General Counsel, effective as of January 18, 2006.

6)	Mr. High resigned as President, effective as of January 18, 2006.

7)
Non-equity incentive plan compensation consisted of “hitch” bonuses and profit-sharing arrangements described in “Employment Agreements with Named Executive Officers” below. Amount reflects accruals in fiscal year 2006, including a “hitch” bonus of $7,740 and profit-sharing of $91,378 accrued but unpaid in 2006. In 2006 Mr. Logan was paid $139,080 as a “hitch bonus,” which includes $6,600 accrued but unpaid in 2005, and $253,127 in profit-sharing, which includes $78,680 accrued but unpaid in 2005.

8)
Non-equity incentive plan compensation consisted of “hitch” bonuses and profit-sharing arrangements described in “Employment Agreements with Named Executive Officers” below. Amount reflects accruals in fiscal year 2005, including a “hitch” bonus of $6,600 and profit-sharing of $78,680 accrued but unpaid in 2005. In 2005 Mr. Logan was paid $76,260 as a “hitch bonus,” which includes $4,980 accrued but unpaid in 2004, and $103,350 in profit-sharing, which includes $14,749 accrued but unpaid in 2004.

9)
 Non-equity incentive plan compensation consisted of “hitch” bonuses and profit-sharing arrangements described in “Employment Agreements with Named Executive Officers”      below. Amount reflects accruals in fiscal year 2006, including a “hitch” bonus of $5,556 and profit-sharing of $43,892 accrued but unpaid in 2006. In 2006 Mr. Murphree was paid $76,732 as a “hitch bonus,” which includes $4,466 accrued but unpaid in 2005, and $122,545 in profit-sharing, which includes $37,793 accrued but unpaid in 2005.

10)
Non-equity incentive plan compensation consisted of “hitch” bonuses and profit-sharing arrangements described in “Employment Agreements with Named Executive Officers” below. Amount reflects accruals in fiscal year 2005, including a “hitch” bonus of $4,466 and profit-sharing of $37,793 accrued but unpaid in 2005. In 2005 Mr. Murphree was paid $41,697 as a “hitch bonus,” which includes $3,100 accrued but unpaid in 2004, and $49,642 in profit-sharing, which includes $6,145 accrued but unpaid in 2004.

11)
Non-equity incentive plan compensation consisted of “hitch” bonuses and profit-sharing arrangements described in “Employment Agreements with Named Executive Officers” below. Amount reflects accruals in fiscal year 2006, including a “hitch” bonus of $4,515 and profit-sharing of $39,661 accrued but unpaid in 2006. In 2006 Mr. Lawler was paid $81,130 as a “hitch bonus,” which includes $3,850 accrued but unpaid in 2005, and $110,733 in profit-sharing, which includes $34,150 accrued but unpaid in 2005.

12)
Non-equity incentive plan compensation consisted of “hitch” bonuses and profit-sharing arrangements described in “Employment Agreements with Named Executive Officers” below. Amount reflects accruals in fiscal year 2005, including a “hitch” bonus of $3,850 and profit-sharing of $34,150 accrued but unpaid in 2005. In 2005 Mr. Lawler was paid $44,485 as a “hitch bonus,” which includes $2,905 accrued but unpaid in 2004, and $44,856 in profit-sharing, which includes $6,145 accrued but unpaid in 2004.

13)	Amount relates to health insurance premiums, director fees, and partial reimbursement for payment of taxes accrued in 2006 and payable by shareholder due to status as a Subchapter S corporation.

14)	Amount relates to partial reimbursement for payment of taxes accrued in 2005 and payable by shareholder due to status as a Subchapter S corporation.

15)	Amount relates to director fees, and partial reimbursement for payment of taxes accrued in 2006 and payable by shareholder due to status as a Subchapter S corporation.

Stock Options and Stock Appreciation Rights Grant Table

Neither the Company, DVA, nor Deer Valley Homebuilders, Inc. issued any common share purchase options or stock appreciation rights during the 2006 fiscal year to its named executive officers.

Stock Options and Stock Appreciation Rights Exercise And Valuation Table

With respect to each of our named executive officers, there have not been any common share purchase options or stock appreciation rights exercised in fiscal year 2006, and there are not any unexercised common share purchase options or stock appreciation rights as of December 30, 2006.

Employment Agreements with Named Executive Officers

On January 18, 2006, Deer Valley Homebuilders, Inc. (“DVH”) entered into the following employment agreements with the following executive officers.

On January 18, 2006, Deer Valley Homebuilders, Inc. entered into a seven year employment agreement with Joel Stephen Logan, II. Under the terms of Mr. Logan’s Employment Agreement, Mr. Logan is (a) entitled to receive a fixed annual salary of $52,000, (b) entitled to receive a monthly “hitch bonus” of $60 per “floor” produced by DVH, (c) is eligible to participate and receive 4.6% of the net income before taxes of DVH, and (d) entitled to receive health benefits and coverage, as provided by DVH.

On January 18, 2006, Deer Valley Homebuilders, Inc. entered into a seven year employment agreement with Charles L. Murphree, Jr. Under the terms of Mr. Murphree’s Employment Agreement, Mr. Murphree is (a) entitled to receive a fixed annual salary of $52,000, (b) entitled to receive a monthly “hitch bonus” of $33.33 per “floor” produced by DVH, (c) is eligible to participate and receive 2.2% of the net income before taxes of DVH, and (d) entitled to receive health benefits and coverage, as provided by DVH.

On January 18, 2006, Deer Valley Homebuilders, Inc. entered into a seven year employment agreement with John Steven Lawler. Under the terms of Mr. Lawler’s Employment Agreement, Mr. Lawler is (a) entitled to receive a fixed annual salary of $52,000, (b) entitled to receive a monthly “hitch bonus” of $35 per “floor” produced by DVH, (c) is eligible to participate and receive 2% of the net income before taxes of DVH, and (d) entitled to receive health benefits and coverage, as provided by DVH.

Each of the employment agreements described above provides for severance payments, in the amount of the unpaid fixed annual salary due under such agreements.

Stock Option Plans

During 2006, the Company did not maintain any stock option plans.

Compensation of Directors

The Company pays directors deemed independent under the rules of the American Stock Exchange $2,500 per meeting physically attended and $300 per telephonic meeting. In addition, the Company reimburses directors for their reasonable expenses for attending Board and Board Committee meetings.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table below sets forth information with respect to the beneficial ownership of our capital stock as of March 23, 2007 for (i) any person whom we know to be the beneficial owner of more than 5% of our outstanding common stock (ii) each of our directors or those nominated to be directors, and executive officers and (iii) all of our directors and executive officers as a group.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT(1)
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(2)
Common Stock; Common Stock issuable upon conversion of Series A Preferred Stock, Series A Common Stock Purchase Warrants, and Series B Common Stock Purchase Warrants.	Charles G. Masters, Director, Chief Executive Officer & President of Deer Valley Corporation.(3)	1,815,713(5)	8.90%

Common Stock; Common Stock issuable upon conversion of Series A Preferred Stock; Common Stock issuable upon exercise of Series A and Series B Warrants	Joel Stephen Logan, II, Member of the Board of Directors of Deer Valley Corporation and of Deer Valley Homebuilders, Inc., President and General Manager of Deer Valley Homebuilders, Inc.(4)	514,263 Direct Ownership(6)	2.52%

Common Stock; Common Stock issuable upon conversion of Series A Preferred Stock; Common Stock issuable upon exercise of Series A and Series B Warrants	Charles L. Murphree, Jr., Member of the Board of Directors of Deer Valley Corporation and of Deer Valley Homebuilders, Inc., Vice President and Regional Sales Director of Deer Valley Homebuilders, Inc.(4)	342,844 Direct Ownership(7)	1.68%

Common Stock; Common Stock issuable upon conversion of Series A Preferred Stock; Common Stock issuable upon exercise of Series A and Series B Warrants	John Steven Lawler, Member of the Board of Directors of Deer Valley Corporation and of Deer Valley Homebuilders, Inc., Director of Finance, Deer Valley Homebuilders, Inc.(4)	171,423 Direct Ownership(8)	*

Common Stock; Common Stock issuable upon conversion of Series C Preferred Stock; Common Stock issuable upon exercise of Series C Warrants	Christopher Phillips(3)	5,357,700(9)	26.26%

Common Stock; Common Stock issuable upon conversion of Series A Preferred Stock; Common Stock issuable upon exercise of Series A and Series B Warrants	Hans Beyer, Member of the Board of Directors of Deer Valley Corporation(3)	566,885(10)	2.78%

Common Stock and Securities convertible into Common Stock	All Officers and Directors as a group (7 persons)	3,411,128	16.72%

*Less than 1%.

(1) Directors Dale Phillips and John Giordano own no securities of Deer Valley Corporation. All of the Company’s Series B and D Convertible Preferred Stock automatically converted to common stock on July 24, 2006 and so does not appear here. Holders of more than 5% of our outstanding Series A Convertible Preferred Stock, Series C Convertible Preferred Stock, and Series E Convertible Preferred Stock are not included above because (1) such holders vote on an as-converted basis with common shareholders on all matters save those involving a material alteration to the rights of holders of Series A, C, or E Convertible Preferred Stock and (2) holders of Series A, C, and E Convertible Preferred Stock are contractually restricted from converting such stock or exercising warrants such that they would own or vote more than 4.99% of the Company’s common stock. Therefore, it is the

Company’s view that ownership of more than 5% of such preferred stock is immaterial for purposes of determining voting control of the Company.

(2) Applicable percentage of ownership is based on (i) 8,461,854 shares of common stock being issued and outstanding as of March 23, 2007, (ii) an aggregate of 8,517,000 shares of common stock which are issuable upon the conversion of 638,775 shares of the Company’s Series A Convertible Preferred Stock issued and outstanding as of March 23, 2007, (iii) an aggregate of 2,675,000 shares of common stock which are issuable upon the conversion of 26,750 shares of the Company’s Series C Convertible Preferred Stock currently issued and outstanding, and (iv) 750,000 shares of common stock issuable upon conversion of the Company’s Series E Preferred Stock. Calculations do not include outstanding warrants, options, or other rights issued by the Company, unless the reporting person is the beneficial owner of the warrant, option, or other right. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting of investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of January 20, 2006 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such persons, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise noted, we believe that all shares are beneficially owned and that all persons named in the table have sole voting and investment power with respect to all shares of common stock owned by them.

(3) Unless otherwise indicated, the mailing address of the shareholder is 4902 Eisenhower Blvd., Suite 185, Tampa, FL 33634.

(4) Unless otherwise indicated, the mailing address of the shareholder is 205 Carriage St., Guin, Alabama 35563.

(5) Includes (a) 1,730,000 common shares directly owned by Charles G. Masters, (b) 354 common shares owned by Charles Masters’ spouse, (c) 33,334 common shares issuable upon conversion of 2,500 shares of the Company’s Series A Preferred Stock owned by Charles Masters’ spouse, (d) 33,334 common shares issuable upon exercise of the Company’s Series A Common Stock Purchase Warrant owned by Charles Masters’ spouse, (e) 2,024 common shares issuable upon exercise of another of the Company’s Series A Common Stock Purchase Warrants owned by Charles Masters’ spouse, and (f) 16,667 common shares issuable upon exercise of the Company’s Series B Common Stock Purchase Warrant owned by Charles Masters’ spouse. Charles G. Masters disclaims beneficial ownership of securities owned by his spouse, except to the extent of his pecuniary interest therein, and the inclusion of these shares in this filing shall not be deemed an admission of beneficial ownership of all of the reported shares for purposes of Section 16 or for any other purpose.

(6) Includes (a) 2,122 common shares, (b) 200,000 common shares issuable upon exercise of the Company’s Series A Preferred Stock; (c) 200,000 common shares issuable upon exercise of the Company’s Series A Common Stock Purchase Warrant, (d) 12,141 common shares issuable upon exercise of another of the Company’s Series A Common Stock Purchase Warrants, and (e) 100,000 common shares issuable upon exercise of the Company’s Series B Common Stock Purchase Warrant.

(7) Includes (a) 1,415 common shares, (b) 133,334 common shares issuable upon exercise of the Company’s Series A Preferred Stock, (c) 133,334 common shares issuable upon exercise of the Company’s Series A Common Stock Purchase Warrant, (d) 8,094 common shares issuable upon exercise of another of the Company’s Series A Common Stock Purchase Warrants, and (e) 66,667 common shares issuable upon exercise of the Company’s Series B Common Stock Purchase Warrant.

(8) Includes (a) 708 common shares, (b) 66,667 common shares issuable upon exercise of the Company’s Series A Preferred Stock, (c) 66,667 common shares issuable upon exercise of the Company’s Series A Common Stock Purchase Warrant, (d) 4,047 common shares issuable upon exercise of another of the Company’s Series A Common Stock Purchase Warrants, and (e) 33,334 common shares issuable upon exercise of the Company’s Series B Common Stock Purchase Warrant.

(9) Includes (a) 302,500 common shares owned by Famalom, LLC, an entity for which Christopher Phillips serves as the managing member (b) 2,675,000 common shares issuable upon conversion of 2,675 shares of the Company’s Series C Preferred Stock owned by Total CFO, LLC, an entity for which Mr. Phillips serves as the managing member, (c) 2,000,000 shares of common stock which are issuable upon exercise of a warrant held by Total CFO, LLC, an entity for which Mr. Phillips serves as the managing member, and (d) 190,100 common shares indirectly owned by nature of Mr. Phillip’s ownership of Apogee Financial Investments, Inc. The conversion rights of each holder of outstanding shares of Series C Preferred Stock is limited in the certificate of designations, preferences and rights of such stock, and the exercise rights in the warrants issued to Total CFO, LLC are limited, so, in each instance, the holder is not entitled to convert any Series C Preferred Stock, or exercise any warrants, to the extent that, after such conversion, the sum of the number of shares of common stock beneficially owned by such holder and its affiliates, will result in beneficial ownership of more than 4.99% of the outstanding shares of common stock. As a result, the inclusion of Series C Preferred Stock in this Filing shall not be deemed an admission of beneficial ownership of all of registered securities under Section 16 or for any other purpose. In addition, Christopher Phillips disclaims beneficial ownership of securities owned by Famalom, LLC, Total CFO, LLC, and Apogee Financial Investments, Inc., except to the extent of his pecuniary interest therein, and the inclusion of these shares in this Filing shall not be deemed an admission of beneficial ownership of all of the reported shares or for any other purpose.

(10) Includes (a) 142 common shares, (b) 13,333 common shares issuable upon exercise of the Company’s Series A Preferred stock, (c) 13,333 common shares issuable upon exercise of the Company’s Series A Common Stock Purchase Warrant, (d) 810 common shares issuable upon exercise of another of the Company’s Series A Common Stock Purchase Warrants, (e) 6,667 common shares issuable upon exercise of the Company’s Series B Common Stock Purchase Warrant, (f) 342,500 shares of common stock owned indirectly through Daedalus Consulting, Inc., and (g) 190,100 common shares indirectly owned by nature of Mr. Beyer’s indirect ownership of Apogee Financial Investments, Inc. Mr. Beyer disclaims beneficial ownership of securities owned by Daedalus Consulting, Inc. and Apogee Financial Investments, Inc., except to the extent of his pecuniary interest therein, and the inclusion of these shares in this Filing shall not be deemed an admission of beneficial ownership of all of the reported shares or for any other purpose.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 30, 2006, the Company had not authorized the issuance of securities of the Company under any equity compensation plan.

Change in Control and Acquisition

 There are no existing agreements which may provide for a change in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Related Persons, Promoters and Certain Control Persons

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

In connection with the Securities Purchase and Share Exchange Agreement, on January 18, 2006, the Company issued to a lender (the “Lender”) an Interest Bearing Non-Convertible Installment Promissory Note, in the original principal amount of One Million Five Hundred Thousand and No/100 Dollars ($1,500,000), together with interest accruing thereon at an annual rate of twelve percent (12%) per annum (the “Promissory Note”). The Lender also owns Series A Preferred Stock, Series A Common Stock Purchase Warrants, Series B Common Stock Purchase Warrants, and Series D Common Stock Purchase Warrants. In March 2006, the Lender agreed to convert the Promissory Note into 150,000 shares of Series A Preferred Stock, Series A Common Stock Purchase Warrants entitling the holder to purchase 2,000,000 shares of Common Stock at an exercise price of one dollar and fifty cents ($1.50) per share, and  Series B Common Stock Purchase Warrants entitling the holder to purchase 1,000,000 shares of Common Stock at an exercise price of  two dollars and twenty five cents ($2.25).

In connection with the Capital Stock Purchase Agreement, DVA entered into the Earnout Agreement, pursuant to which, additional payments may be paid to the former owners of Deer Valley Homebuilders, Inc., as an earnout, based upon the net income before taxes of Deer Valley Homebuilders, Inc. during the five (5) years following January 18, 2006, up to a maximum of $6,000,000. During the term of the Earnout Agreement, 50% of the pre-tax profit exceeding $1,000,000 per year will be accrued and become distributable to the former owners of Deer Valley Homebuilders, Inc. Joel Stephen Logan, II, the President and General Manager of Deer Valley Homebuilders, Inc., Charles L. Murphree, Jr., the Vice President and Regional Sales Director of Deer Valley Homebuilders, Inc., and John Steven Lawler, Director of Finance of Deer Valley Homebuilders, Inc., are each a party to the Earnout Agreement. Messrs. Logan, Murphree, and Lawler are all directors of Deer Valley Corporation and of Deer Valley Homebuilders, Inc. The business purpose of executing the Earnout Agreement was to set the purchase price of Deer Valley Homebuilders, Inc. by an objective standard, given that the owners of DVH, DVA, and the Company could not agree on an outright purchase price. The Company’s obligations under the Earnout Agreement could negatively affect earnings per share, liquidity, capital resources, market risk, and credit risk.

Pursuant an oral consulting agreement with Ranger Industries, Inc., the Company paid, in two installments on January 30, 2006 and February 8, 2006, a $100,000 consulting fee to Ranger Industries, Inc., as payment in full for services rendered. Ranger Industries, Inc. is controlled by Charles G. Masters, the Chief Executive Officer & President of the Company.

On January 25 2006, the Company approved Deer Valley Homebuilders, Inc. (“DVH”) entering into a Sales Contract with Steven J. Logan to purchase a 65,992 square foot manufacturing plant located on approximately 13 acres of land located at 7668 Highway 278 in Sulligent, Alabama (the “Sulligent Property”). In addition, Steve J. Logan and DVH agreed to enter into a short term lease of the Sulligent Property for nominal consideration to allow early occupancy and commencement of operations pending the expected purchase. Steven J. Logan is the father of DVH’s President and General Manager, Joel Logan. The Sales Contract was approved by the disinterested members of DVH’s Board of Directors and the Chief Executive Officer of the Company.

On April 18, 2006, pursuant to the Sales Contract, the form of which is attached hereto as Exhibit 10.23, DVH purchased the Sulligent Property from Steven J. Logan. The purchase price for the Sulligent Property was $725,000, subdivided as follows. DVH assumed Mr. Logan's mortgage of approximately $610,000 and agreed to pay the remaining $115,000 to Mr. Logan in equal monthly payments of $5,000 for twenty-three months. DVH obtained the funds for the purchase price of the Sulligent Property from a revolving line of credit, which has since been replaced by a traditional mortgage.

Midtown Partners & Co., LLC (“Midtown Partners”), an SEC and NASD registered broker dealer, acted as the placement agent for the Company in connection with the Series A Preferred Stock Offering and the Series D Preferred Stock Offering and was paid commissions as previously disclosed in the Company’s filings. Christopher Phillips and other stockholders have an ownership interest in Midtown Partners.

In early November 2006, a shareholder approached the Company about exchanging registered shares of the Company’s common stock for shares of the Company’s preferred stock and “out of the money” warrants. On November 16, 2006, the Company entered into a Share Exchange Agreement with that holder of the Company’s common stock, par value $0.001 (the “Common Stock”) whereby the shareholder agreed to exchange 750,000 shares of Common Stock for 750,000 shares of the Company’s Series E Convertible Preferred Stock (the “Series E Preferred Stock”) and Series F Warrants (the “Series F Warrants”). The Series E Preferred Stock is convertible into the Company’s Common Stock at the option of the holder any time after the date of issuance on a one-for-one basis. The conversion rights of the holder of Series E Preferred Stock are limited so that the holder cannot convert any Series E Preferred Stock if, after such conversion, the number of shares of Common Stock beneficially owned by the holder and its affiliates, will exceed 4.99% of the outstanding shares of Common Stock. Pursuant to the Share Exchange Agreement, the Company also issued the Series F Warrants. The Series F Warrants entitle the holder to purchase 750,000 shares of the Company’s Common Stock at an exercise price of two dollars and twenty five cents ($2.25) per share. The Series F Warrants are exercisable, in whole or in part, at any time from the date of grant, November 16, 2006, and expire on the fifth anniversary of the grant date. Similar to the Series E Preferred Stock, the exercise rights of the Series F Warrants are limited so that the holder is not entitled to exercise the warrants if, after such exercise, the number of shares of common stock beneficially owned by the holder and its affiliates, will exceed 4.99% of the outstanding shares of common stock. The Series E Preferred Stock and the Series F Warrants were issued pursuant to the exemption from registration found in Section 3(a)(9) of the Securities Act of 1933. As a result of the Share Exchange Agreement, the 750,000 shares of registered Common Stock tendered by the shareholder to the Company were returned to the pool of authorized but unissued shares of the Company’s Common Stock.

Corporate Governance - Director Independence

The Company’s stock is quoted on the Over The Counter Bulletin Board, which does not have director independence requirements. Under Item 407(a) of Regulation S-B, the Company has chosen to measure the independence of its directors under the definition of independence used by the American Stock Exchange, which can be found in the AMEX Company Guide, §121(A)(2) (2007). Under such definition, none of the directors of the Company is independent, because the Company’s board of directors cannot affirmatively determine that any of its directors does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

ITEM 13. EXHIBITS

Exhibit No.	Description
3.01	Articles of Incorporation of Deer Valley Corporation. (1)
3.02	Bylaws of Deer Valley Corporation. (1)
4.01	Certificate of Designation, Rights, and Preferences of Series A Convertible Preferred Stock. (1)
4.02	Certificate of Designation, Rights, and Preferences of Series B Convertible Preferred Stock. (1)
4.03	Certificate of Designation, Rights, and Preferences of Series C Convertible Preferred Stock. (1)
4.04	Certificate of Designation, Rights, and Preferences of Series D Convertible Preferred Stock. (1)
4.05	Certificate of Designation, Rights, and Preferences of Series E Convertible Preferred Stock. (2)
10.01
Securities Purchase and Share Exchange Agreement dated January 18, 2006, by and among the Company, Richard A. Fisher, Kevin J. High, certain purchasers of the Company's Series A Convertible Preferred Stock, DeerValley Acquisitions Corp., and certain other persons a party thereto. (3)

10.02	Investor Rights Agreement, by and among the Company, each of the purchasers of the Company's Series A Convertible Preferred Stock, and certain other persons a party thereto. (3)
10.03	Earnout Agreement. (3)
10.04	Form of Series A Common Stock Purchase Warrant. (3)
10.05	Form of Series B Common Stock Purchase Warrant. (3)
10.06	Form of Series C Common Stock Purchase Warrant. (4)
10.07	Form of Series D Common Stock Purchase Warrant. (4)
10.08	Form of Series E Common Stock Purchase Warrant. (4)
10.09	Form of Series F Common Stock Purchase Warrant. (2)
10.10	Form of Series BD-1 Common Stock Purchase Warrant. (4)
10.11	Form of Series BD-2 Common Stock Purchase Warrant. (4)
10.12	Form of Series BD-3 Common Stock Purchase Warrant. (4)
10.13	Form of Series BD-4 Common Stock Purchase Warrant. (4)
10.14	Form of Series BD-5 Common Stock Purchase Warrant. (4)
10.15	Interest Bearing Non-Convertible Installment Promissory Note. (3)
10.16	Placement Agent Agreement between Cytation Corporation and Midtown Partners, LLC. (3)
10.17	Debt Exchange Agreement between Vicis Capital Master Fund and Cytation Corporation. (4)
10.18	Revolving Credit and Security Agreement. (5)
10.19	Revolving Credit Note. (5)
10.20	Continuing Guaranty of Cytation Corporation. (5)
10.21	Continuing Guaranty of Deer Valley Acquisitions Corp. (5)
10.22	Agreement and Plan of Merger between Cytation Corp., a Delaware corporation, and Deer Valley Corporation, a Florida corporation. (1)
10.23	Sales Contract for Sulligent Property. (6)
10.24	Form of Loan Agreement (7)
10.25	Form of Commercial Promissory Note (7)
10.26	Form of Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing (7)
10.27	Form of Guaranty of Loan, Cytation Corp. (7)
10.28	Form of Guaranty of Loan, DeerValley Acquisitions Corp. (7)
10.29	Form of Share Exchange Agreement. (2)
10.30	Form of Guaranty of Deer Valley Corporation. (8)
10.31	Form of Guaranty of Deer Valley Corporation. (8)
21.01	List of Subsidiaries of the Company. (2)
31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 9, 2007. (8)
31.02	Certification of Acting Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 9, 2007. (8)
32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 9, 2007. (8)
32.02	Certification of Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 9, 2007. (8)

(1) Previously filed as an exhibit to the Form 8-K, filed with the SEC on July 28, 2006 and incorporated herein by reference.

(2) Previously filed as an exhibit to the Form 10-QSB, filed with the SEC on November 20, 2006 and incorporated herein by reference.

(3) Previously filed as an exhibit to the Form 8-K filed with the SEC on January 25, 2006 and incorporated herein by reference.

(4) Previously filed as an exhibit to the Registration Statement on Form SB-2 filed with the SEC on April 19, 2006 and incorporated herein by reference.

(5) Previously filed as an exhibit to the Form 8-K filed with the SEC on April 18, 2006 and incorporated herein by reference.

(6) Previously filed as an exhibit to the Form 8-K filed with the SEC on April 24, 2006 and incorporated herein by reference.

(7) Previously filed as an exhibit to the Form 8-K filed with the SEC on June 1, 2006 and incorporated herein by reference.

(8) Filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Pre-Approval Policies and Procedures

Prior to engaging our accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

Audit Fees

The aggregate fees billed by Herman, Lagor, Hopkins & Meeks, P.A. for professional services rendered for the audit of the Company’s financial statements for the fiscal year ended December 30, 2006 and for the review of the financial statements included in the Company’s Form 10-QSB for the periods ended April 1, July 1, and September 30, 2006, were approximately $20,000. The fees for the same services rendered for comparable audits and reviews of Deer Valley Homebuilders, Inc. and Deer Valley Acquisitions Corp. amounted to approximately $60,000.

The aggregate fees billed by Herman, Lagor, Hopkins & Meeks, P.A. for professional services rendered for the audit of Deer Valley Homebuilders, Inc.’s financial statements for the fiscal year ended December 31, 2005 and for the review of its financial statements included in the Company’s Form 10-QSB for the period ended September 30, 2005, were approximately $60,000. The fees for the same services rendered for comparable audits of the Company and Deer Valley Acquisitions Corp. amounted to approximately $16,000.

The aggregate fees billed by Radin, Glass & Co., LLP for professional services rendered for the review of the Company’s financial statements included in the Company’s Form 10-QSB for the periods ended March 31, 2005 and June 30, 2005 were $6,500.

Audit-Related Fees

In the last two fiscal years, there were no fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under "Audit Fees."

Maintaining Principal Accountant’s Independence

The board of directors has considered whether the provision of the services described below are compatible with maintaining the principal accountant’s independence and believes that such services do not compromise that independence.

Tax Fees

During the last two fiscal years, Radin, Glass & Co., LLP did not render any services for tax compliance, tax advice, and tax planning work. During the last fiscal year, the aggregate fees billed by Herman, Lagor, Hopkins & Meeks for tax compliance and tax advice were approximately $45,000.

All Other Fees

There were no other fees billed by our principal accountants other than those disclosed above for the last two fiscal years.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    DEER VALLEY CORPORATION

                    By:  /s/ Charles G. Masters
                    Charles G. Masters
                    President and Chief Executive Officer

                    Date: April 9, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company and in the capacities indicated on April 9, 2007.
Signature	Title

/s/ Charles G. Masters	President, Chief Executive Officer
Charles G. Masters	(Principal Executive Officer) and Director

/s/ Joel S. Logan, II
Joel S. Logan, II	Director

/s/ Charles Murphree
Charles Murphree	Director

/s/ John S. Lawler
John S. Lawler	Director

/s/ Dale Phillips
Dale Phillips	Director

Hans Beyer	Director

John N. Giordano	Director