Form 10QSB
period 2007-03-31
DEER VALLEY CORP
filed 2007-05-15
CIK 95047

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
(Mark One)

[√]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [√] No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [√]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [√]

The Registrant had 8,609,063 shares of Common Stock, par value $0.001 per share, outstanding as of May 1, 2007.

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION	PAGE

Item 1	Financial Statements	F-1

	Consolidated Balance Sheets	F-2
	As of March 31, 2007 (unaudited)
		F-3
	Consolidated Statements of Operations
	Three Months ended March 31, 2007 (unaudited)
	Three Months ended April 1, 2006 (unaudited)

	Consolidated Statements of Cash Flows	F-4
	Three Months ended March 31, 2007 (unaudited)
	Three Months ended April 1, 2006 (unaudited)

	Notes to Consolidated Financial Statements (unaudited)	F-5 -- F-10

Item 2	Management's Discussion and Analysis or Plan of Operation	3

Item 3	Controls and Procedures	9

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	9

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	10

Item 3	Defaults Upon Senior Securities	10

Item 4	Submission of Matters to a Vote of Security Holders	10

Item 5	Other Information	10

Item 6	Exhibits	10

Unless otherwise indicated or the context otherwise requires, all references below in this filing to “we,” “us,” the “Company,” and "Deer Valley" are to Deer Valley Corporation, a Florida corporation, together with its wholly-owned subsidiary, Deer Valley Homebuilders, Inc., an Alabama corporation.

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

Deer Valley Corporation & Subsidiary
Condensed Consolidated Financial Statements

Contents:

Consolidated Balance Sheet as of March 31, 2007 (unaudited)	F-2

Consolidated Statements of Operations for the three month period ended March 31, 2007 and April 1, 2006 (unaudited)	F-3

Consolidated Statements of Cash Flows for the three month period ended March 31, 2007 and April 1, 2006 (unaudited)	F-4

Notes to Condensed Consolidated Financial Statements (unaudited)	F-5 -- F-10

Deer Valley Corporation & Subsidiary
Consolidated Balance Sheets

ASSETS
March 31,
2007
(unaudited)
Current Assets:
Cash	$5,599,667
Accounts receivable	2,834,582
Inventory	1,761,823
Prepaid expenses and other current assets	923,558
Total Current Assets	11,119,630
Fixed Assets:
Property, plant and equipment, net	3,206,301
Other Assets:
Goodwill	5,721,413
Other assets	82,456
Total Other Assets:	5,803,869
Total Assets	$20,129,801

LIABILITIES AND STOCKHOLDERS'EQUITY(DEFICIT)

Current Liabilities:
Current maturities on long term debt	$1,289,361
Accounts payable and accrued expenses	3,145,359
Accrued warranties	2,000,000
Other current liabilities	94,736
Total Current Liabilities	6,529,456
Long Term Liabilities:
Long-term debt, net of current maturities	3,121,086
Total Liabilities	9,650,541
Stockholders' Equity (Deficit):
Series A Preferred stock, $0.01 par value, 750,000 shares authorized, 638,775 shares issued and outstanding.	6,387,745

Series B Preferred stock, $0.01 par value, 49,451 shares authorized, 0 shares issued and outstanding	-

Series C Preferred stock, $0.01 par value, 26,750 shares authorized, 26,750 shares issued and outstanding	267

Series D Preferred stock, $0.01 par value, 132,081 shares authorized, 0 shares issued and outstanding	-

Series E Preferred stock, $0.01 par value, 750,000 shares authorized, 750,000 shares issued and outstanding	7,500

Common stock, $0.001 par value, 100,000,000 shares authorized, 8,609,063 shares issued and outstanding.	8,608

Additional paid-in capital	43,676,118

Retained earnings and accumulated deficit	(39,600,980)
Total Stockholders Equity (Deficit)	10,479,258
Total Liabilities and Stockholders Equity (Deficit)	$20,129,801

See notes to consolidated financial statements

Deer Valley Corporation & Subsidiary
Consolidated Statements of Operations

	March 31,	April 1,
	2007	2006
	(unaudited)	(unaudited)

REVENUE	$11,812,342	$12,913,079

COST OF REVENUE	10,436,409	10,895,389

GROSS PROFIT	1,375,933	2,017,690

OPERATING EXPENSES:
Depreciation	63,091	36,065
Selling, general and administrative	1,424,529	1,249,327

TOTAL OPERATING EXPENSES	1,487,620	1,285,392

OPERATING INCOME/(LOSS)	(111,687)	732,298

OTHER INCOME (EXPENSES)
Other income	-	6,243
Interest income	62,634	-
Interest expense	(39,664)	(13,867)

TOTAL OTHER INCOME/(EXPENSES)	22,970	(7,624)

INCOME/(LOSS) BEFORE INCOME TAXES	(88,717)	724,674

INCOME TAX EXPENSE	(45,528)	(261,173)

NET INCOME/(LOSS)	$(134,245)	$463,501

Dividends to preferred stockholders	(91,777)	(113,086)
Deemed dividend to preferred stockholders on beneficial conversion feature	-	(1,491,243)

NET INCOME/(LOSS)Available to Common Shareholders	$(226,023)	$(1,140,828)

Net Income/(Loss) Per Share (Basic)	$(0.03)	$(1.14)
Net Income/(Loss) Per Share (Fully Diluted)	$(0.03)	$(1.14)

Weighted Average Common Shares Outstanding	8,350,510	1,000,000
Weighted Average Common and Common Equivalent Shares Outstanding	8,350,510	1,000,000

See notes to consolidated financial statements

Deer Valley Corporation & Subsidiary
Consolidated Statements of Cash Flows

	For the three month period ended
	March 31,	April 1,
	2007	2006
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(134,245)	$463,501
Adjustments to reconcile net income (loss) to net cash provided for/used in operating activities:
Depreciation and amortization	68,039	36,065
Changes in assets and liabilities:
(Increase)/decrease in receivables	(659,584)	(673,910)
(Increase)/decrease in inventories	(464,180)	(1,360,783)
(Increase)/decrease in prepayments and other assets	(7,380)	(74,342)
Increase/(decrease) in accounts payable	154,244	954,070
Increase/(decrease) in income taxes payable	(304,471)	261,173
Increase/(decrease) in estimated warranties	-	110,000
Increase/(decrease) in accrued expenses	(440,692)	275,514
CASH FLOW PROVIDED FOR/USED IN OPERATING ACTIVITIES	$(1,788,270)	$(8,711)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(62,123)	(245,771)
Purchase of Company, net of cash acquired	-	(2,777,116)
CASH FLOW USED IN INVESTING ACTIVITIES	$(62,123)	$(3,022,887)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from preferred issuances	-	6,541,014
Repayment of notes payable	(19,001)	-
Proceeds from the exercise of warrants	37,910	-
Distributions to former shareholders	-	(150,000)
Proceeds from issuance of common stock	-	18
Proceeds from long-term debt	-	43,039
CASH FLOW PROVIDED BY FINANCING ACTIVITIES	$18,909	$6,434,071

NET INCREASE (DECREASE) IN CASH	$(1,831,485)	$3,402,473
CASH, Beginning	$7,431,152	$221
CASH, Ending	$5,599,667	$3,402,694

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$39,664	$13,867
Taxes	$285,000	$-

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES:
Additional purchase price accrued under earnout provision	$-	$496,407
Accrual of dividends on preferred stock	$91,777	$113,086
Deemed dividend on beneficial conversion feature	$-	$1,491,243

See notes to consolidated financial statements

Deer Valley Corporation & Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements for the three month period ended March 31, 2007 and April 1, 2006 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The unaudited financial information included in this report includes all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods. The operations for the three month periods ended March 31, 2007 and April 1, 2006 are not necessarily indicative of the results of the full fiscal year.

The condensed consolidated financial statements included in this report should be read in conjunction with the financial statements and notes thereto included in the Registrant's December 31, 2006 Annual Report on Form 10-KSB and subsequent filings on Form 8-K.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

As of March 31, 2007, the Company has not yet created a stock incentive plan which authorizes the issuance of options to purchase common stock. As a result no stock-based employee compensation cost has been recognized in the Statement of Operations for the three month period ended March 31, 2007 and April 1, 2006.

Stock Options and Warrants:

The following table summarizes the activity related to all Company stock options and warrants for the period ended March 31, 2007:

		Stock
	Warrants	Options	Warrants	Options	Warrants	Options

Outstanding at December 31, 2006	22,506,977	-	$0.75-3.00	-	$1.64	-
Granted	-	-	-	-	-	-
Exercised	(25,273)	-	$1.50	-	$1.50	-
Cancelled or expired	-	-	-	-	-	-
Outstanding at March 31, 2007	22,481,704	-	$0.75-3.00	-	$1.64	-
Exercisable at March 31, 2007	22,481,704	-	$0.75-3.00	-	$1.64	-

The warrants expire at various dates ranging from January 2011 through November 2016. See Note 7 -Equity Transactions-Warrants for further details on the Company’s warrants.

Earning (Loss) Per Share- The Company uses SFAS No. 128, “Earnings Per Share” for calculating the basic and diluted loss per share. Basic loss per share is computed by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive. Common equivalent shares are excluded from the computation of net loss per share as they would be anti-dilutive.

	For the three month period ending
	March 31,	April 1,
	2007	2006

Net loss available to common shareholders	($226,023)	($1,140,828)

Weighted average shares outstanding:
Basic	8,350,510	1,000,000

Loss per share:
Basic	($0.03)	($1.14)
Diluted*	($0.03)	($1.14)

*Diluted weighted average per share outstanding for periods ended March 31, 2007 and April 1, 2006 do not include the effect of dilutive securities because to do so would have been anti-dilutive (see detailed list of anti-diluted shares below). Accordingly, basic and diluted net loss per share for this period is the same.

	Common Stock Equivalents as of
	March 31,	April 1,
Securities	2007	2006

Preferred:

Series A Preferred	8,516,993	9,941,620
Series B Preferred	-	4,945,100
Series C Preferred	2,675,000	2,675,000
Series E Preferred	750,000	-

Warrants:

Class A Warrants	10,369,351	9,941,639
Class B Warrants	4,970,824	4,970,824
Class C Warrants	2,000,000	2,000,000
Class D Warrants	2,000,000	2,000,000
Class E Warrants	880,544	-
Class F Warrants	750,000	-
Class BD-1 Warrants	-	919,162
Class BD-2 Warrants	919,162	919,162
Class BD-3 Warrants	459,581	459,581
Class BD-4 Warrants	66,121	-
Class BD-5 Warrants	66,121	-

Total antidilutive shares	34,423,697	38,772,088

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

In September 2006, the FASB issued SFAS No. 158 (“SFAS 158”), “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans -- an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS 158 requires an employer to recognize a plan's funded status in its statement of financial position, measure a plan's assets and obligations as of the end of the employer's fiscal year and recognize the changes in a defined benefit postretirement plan's funded status in comprehensive income in the year in which the changes occur. The Company will be required to recognize the funded status of benefit plans and adopt the new disclosure requirements effective August 31, 2007. The Company will be required to measure plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position effective August 31, 2009. Management is currently evaluating the requirements of SFAS 158, but based on the current funded status of the plans, management does not anticipate SFAS 158 will have a material impact on the Company's financial statements.

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

3. INVENTORY

Inventory consisted of the following components:

March 31,
2007
(unaudited)
Raw Materials	1,001,494
Work-in-Process	360,865
Finished Goods	399,464
Total Inventory	$1,761,823

4. PRODUCT WARRANTIES

The Company provides the retail home buyer a one-year limited warranty covering defects in material or workmanship in home structure, plumbing and electrical systems. The Company estimated warranty costs are accrued at the time of the sale to the dealer following industry standards and historical warranty cost incurred. Periodic adjustments to the estimated warranty accrual are made as events occur which indicate changes are necessary. As of March 31, 2007 and December 31, 2006, the Company has provided a liability of $2,000,000 for estimated warranty costs relating to homes sold, based upon management's assessment of historical experience factors and current industry trends.

Management reviews its warranty requirements at the close of each reporting period and adjusts the reserves accordingly. The following tabular presentation reflects activity in warranty reserves during the periods presented:

March 31,
2007
(unaudited)
Balance at beginning of period	$2,000,000
Warranty charges	1,023,972
Warranty payments	(1,023,972)
Balance at end of period	$2,000,000

5. COMMITMENTS AND CONTINGENCIES

Litigation- The Company in the normal course of business is subject to claims and litigation. Management of the Company is of the opinion that, based on information available, such legal matters will not ultimately have a material adverse effect on the financial position or results of operation of the Company.

Reserve for Repurchase Commitments - Deer Valley Homebuilders, Inc. (“DVH”) is contingently liable under the terms of repurchase agreements with financial institutions providing inventory financing for retailers of DVH’s products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The risk of loss under these agreements is spread over numerous retailers. The price DVH is obligated to pay generally declines over the period of the agreement (typically 18 to 24 months) and the risk of loss is further reduced by the sale value of repurchased homes. The maximum amount for which the Company is contingently liable under repurchase agreements is approximately $15,765,000 at March 31, 2007.  DVH to date has not experienced significant losses under these agreements, and management does not expect any future losses to have a material effect on the accompanying financial statements.

Earnout Agreement - On January 18, 2006, the Company's wholly-owned subsidiary, DeerValley Acquisitions Corp. (dissolved on July 1, 2006), entered into an Earnout Agreement (the "Earnout Agreement"), between Deer Valley Homebuilders, Inc., DeerValley Acquisitions Corp., and the former owners of Deer Valley Homebuilders, Inc. In connection with the Earnout Agreement additional payments may be paid to the former owners of Deer Valley Homebuilders, Inc. as an earnout based upon the Net Income Before Taxes of Deer Valley Homebuilders, Inc. during the next five (5) years, up to a maximum of $6,000,000. In any given year during the term of the Earnout Agreement, 50% of the pre-tax profit exceeding $1,000,000 per year will be accrued and become distributable to the prior shareholders. During the period ending December 31, 2006 the Company’s wholly owned subsidiary, Deer Valley Homebuilders, Inc., had pre-tax profit in the amount of $4,936,287, of which $3,936,287 was above the Company's earnout threshold of $1,000,000. The Company accrued 50% of the amount in excess of earnout threshold in the amount of $1,968,143. During the three month period ending March 31, 2007, Deer Valley Homebuilders, Inc. did not have pre-tax profit in excess of the threshold and therefore no additional earnout was accrued. The maximum remaining potential accrual under the Earnout Agreement is $3,535,450.

 Loans and Letter of Credit -On April 12, 2006, DVH entered into a Loan and Security Agreement providing for a revolving line of credit in an amount not to exceed Two Million Five Hundred Thousand and No/100 Dollars ($2,500,000) (the "Loan") evidenced by a revolving credit note (the "Note") and secured by accounts receivable, inventory, equipment and all other tangible and intangible personal property of DVH, DeerValley Acquisitions Corp. (a subsidiary of the Company, now dissolved), and the Company. The purpose of the Loan was to provide working capital, to provide Letter of Credit support, to replace DVH’s previous revolving line of credit with State Bank and Trust, and to provide interim financing for the acquisition of the real property on which DVH operates a plant in Sulligent, Alabama. The Loan has a one year term and has a variable interest rate at 2.60% above LIBOR. Upon issuance of a letter of credit, DVH is charged a letter of credit fee equal to 1.00% of the face amount of the letter of credit. The Loan provides for conditions to meet prior to each advance, including financial ratios.

In addition to the revolving line of credit described in the preceding paragraph, DVH, during its normal course of business, is required to issue irrevocable standby letters of credit in the favor of independent third party beneficiaries to cover obligations under repurchase agreements (See Note 6-Commitments and Contingencies-“Reserve for Repurchase Commitments” for further details). As of March 31, 2007, no amounts had been drawn on the above irrevocable letters of credit by the beneficiaries.

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

Dividends Payable-As of March 31, 2007 the total accrued dividend payable to Series A Preferred shareholders was $91,777.

6. EQUITY TRANSACTIONS

Series A Convertible Preferred Stock - During the three month period ending March 31, 2007 certain shareholders converted 18,750 shares of Series A Preferred stock, par value $187,500, into 250,000 shares of the Company’s common stock.

Class A warrants - During the three month period ending March 31, 2007 certain shareholders exercised 25, 273 Class A warrants, with a strike price of $1.50, into 25,273 shares of the Company’s common stock.

Common Stock Dividends -On March 15, 2007, a dividend to holders of Series A Preferred Stock became due. On March 29, 2007 the Company issued 147,209 shares of the Company’s common stock to Series A Preferred shareholders as payment for $243,545 of dividends.

7. SUBSEQUENT EVENTS

On April 11, 2007, Deer Valley Corporation entered into a new Loan and Security Agreement providing for a revolving line of credit in an amount not to exceed Two Million Five Hundred Thousand and No/100 Dollars ($2,500,000.00) (the "DV Loan Agreement") evidenced by a revolving credit note and secured by accounts receivable, inventory, equipment and all other tangible and intangible personal property of Deer Valley Corporation and DVH. The purpose of the DV Loan Agreement is to provide a standby source of working capital, letters of credit required by the terms of certain repurchase agreements and performance bonds entered into in the normal course of the Company’s business, and to provide financing for potential acquisition(s) of new manufacturing facilities or subsidiaries. The DV Loan Agreement has a one year term and has a variable interest rate at 2.60% above LIBOR. Upon issuance of a letter of credit, Deer Valley Corporation is charged a letter of credit fee equal to 1.00% of the face amount of the letter of credit. The DV Loan Agreement provides for conditions to meet prior to each advance, including financial ratios.

In addition to the above, on April 11, 2007, DVH renewed its existing Loan and Security Agreement providing for a revolving line of credit in an amount not to exceed Two Million Five Hundred Thousand and No/100 Dollars ($2,500,000.00) (the "DVH Loan agreement") evidenced by a revolving credit note and secured by accounts receivable, inventory, equipment and all other tangible and intangible personal property of DVH and Deer Valley Corporation. The purpose of the DVH Loan is to provide standby working capital and letters of credit required by the terms of certain repurchase agreements and performance bonds entered into in the normal course of DVH’s business. The DVH Loan Agreement has a one year term and has a variable interest rate at 2.60% above LIBOR. Upon issuance of a letter of credit, DVH is charged a letter of credit fee equal to 1.00% of the face amount of the letter of credit. The DVH Loan provides for conditions to meet prior to each advance, including financial ratios.

Item 2. Management’s Discussion and Analysis or Plan of Operation

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

Readers should not place undue reliance on these forward-looking statements, which are based on management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below), and apply only as of the date of this filing. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors which could cause or contribute to such differences include, but are not limited to, risks discussed in our Annual Report on form 10-KSB. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Overview

The Company, through its wholly-owned subsidiary, Deer Valley Homebuilders, Inc. (“DVH”), an Alabama corporation with its business offices located at 205 Carriage Street, P.O. Box 310, Guin, Alabama 35563, is engaged in the production, sale and marketing of factory-built homes in the southeastern and south central U.S. housing market. As of the date of this filing, we manufacture all of our factory-built homes in two manufacturing facilities, one located in Guin, Alabama and one located in Sulligent, Alabama. We rely upon a team of regional sales directors and approximately 80 independent dealers to market our factory-built homes in over 100 retail locations. As of the date of this filing, we are selling our factory-built homes in 13 states through our network of independent dealers and retail centers.

In recent years, the factory-built housing industry has suffered a downturn in sales as a result of a tightening of credit standards, restricted availability of retail and wholesale financing, and excessive inventory levels. This industry decline began in 1999, approximately five years before we successfully launched and began to rapidly grow our business in January, 2004. We have excelled in a tough industry through efficient manufacturing at our production facilities, industry leading products, an experienced and capable, relations oriented sales and management teams, stringent cost controls, and attention to dealer support, customer satisfaction, and service efforts.

As part of its strategic plan to continue its growth in a challenging industry, the Company has increased its involvement in the modular segment of the factory built housing industry. On March 28, 2007, we showcased our new modular homes at the South Central Manufactured Housing Institute Show in Tunica, Mississippi. The first of our new modular units are designed to be sold through the Company’s existing dealer network. The Company is developing more complex models incorporating a much wider range of architectural freedom in both exterior and interior designs. The Company intends to sell these models to large tract developers. All modular homes are built in a factory in sections and transported to a site to be joined together on a permanent foundation. Modular homes are distinct from factory-built homes constructed in accordance with the Federal Manufactured Home Construction and Safety Standards (“HUD Code homes”). Unlike HUD Code homes, modular homes generally do not have integrated steel frames and axles. The structural portion of the house is similar to typical "stick-built" construction and the architectural freedom of the exterior presents a “site-built” appearance.

To facilitate our growth strategy in the modular home market, on April 11, 2007, the Company increased the availability under its revolving line of credit from $2.5 million to $5 million (see paragraph below titled “Recent Developments”).

Beginning in the second quarter of calendar year 2007, state and federal agencies, and other government sponsored entities, began distributing Requests for Proposals (RFPs) for housing to replace FEMA trailers in the Gulf Coast region. Management believes that these RFPs indicate a near term upswing in production for those in the industry serving the Gulf Coast, to meet increased demand for permanent factory-built housing in the wake of Hurricane Katrina. As a result, the Company is seeking to take advantage of its Alabama location and reputation in the Gulf Coast area to become a participant in the permanent rebuilding of that area.

Manufacturing Operations

We currently produce all of our factory-built homes at two manufacturing facilities in Guin and Sulligent, Alabama. Our facilities normally function on a single-shift, five-day work week basis. However, beginning in January, 2007 and continuing through the first quarter of 2007, we restricted our production to four days per week or approximately 80% of our “normal” production rate. In addition, we extended the annual Christmas holiday by one week and closed our manufacturing facilities for the last week of March. These reductions reflected the industry wide softness in demand during the first quarter of 2007 for HUD Code housing units. In spite of our controlled reduction in production during the first quarter, the Company’s operations reflected a gross profit; however, we are reporting a consolidated loss of $226,023, or approximately $0.03 per common share. With the coming of spring, we have experienced an increase in demand for our manufactured homes. As a result, the Company resumed its normal five days per week production schedule at both manufacturing facilities beginning in mid-April, 2007.

While our HUD Code and modular homes are constructed with many of the same components and building materials used in site-built homes, we utilize a cost-efficient assembly line manufacturing process which enables us to produce a quality home at a significantly lower cost per square foot than a traditional, site-built home. Our homes are built with residential features, including 1/2 inch drywall, Thermopane™ brand windows, enhanced insulation, oak cabinets, cultured marble vanities, and two inch by six inch exterior wall construction standards.

The extent of customization of our homes varies to a significant degree with the price of the homes. In the higher price range of the market, the home buyer is often less sensitive to the price increase associated with significant design modifications. Our experience in producing a customized home on a cost-effective basis has allowed us to offer customized homes, factory-provided trim-out services, and walk-through inspections of homes.

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

Each of our HUD Code homes is constructed in accordance with the Federal Manufactured Home Construction and Safety Standards promulgated by the U.S. Department of Housing and Urban Development, better known as the “HUD Code.” Our production and marketing efforts have concentrated on multi-section homes.

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

When evaluating the Company’s financial condition and operating performance, the key performance indicators management examines are (1) the Company’s production rate, in “floors” produced per day, (2) the cost of sales, and (3) the size of the Company’s sales backlog. For more information on these performance indicators, please see the attached financial statements and notes thereto and the section of the Company’s Annual Report on Form 10-KSB titled “Description of Business.”

The Company’s executives are currently focusing on three matters. First, in recognition of an important trend in the housing market toward modular homes, management is increasing the Company’s involvement in the modular segment of the factory-built housing industry. As an important step in this process, on March 28, 2007, the Company showcased its new modular homes at the South Central Manufactured Housing Institute Show in Tunica, Mississippi. The specific modular units shown in Tunica were designed to be sold through the Company’s existing dealer network. Second, the Company is participating in the competition to provide small modular units through government sponsored programs intended to replace the FEMA trailers remaining in use by the victims of Hurricane Katrina and other 2005 storms. Third, management is seeking to aggressively develop its engineering capability and appropriate sales channels for certain modular houses that are beyond the scope of its existing engineering capability and its existing dealer base.

Results of Operations

The following discussion examines the results of the Company’s operations for the three month periods ended April 1, 2006 and March 31, 2007. This discussion of our financial condition and results of operations should be read in conjunction with our financial statements and notes to the financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment by our management. Historical financial information presented for the three month period ended April 1, 2006 reflects the Company’s acquisition of Deer Valley Homebuilders, Inc. on January 18, 2006, retroactive to January 1, 2006. Historical financial information presented for the three month period ended March 31, 2007 is that of the Company on a consolidated basis with Deer Valley Homebuilders, Inc. It is also imperative that one read our December 31, 2006 Annual Report on Form 10-KSB and subsequent filings on Form 8-K.

HISTORICAL RESULTS - PERIODS ENDED MARCH 31, 2007 AND APRIL 1, 2006

Revenues. Overall gross revenue for the three month periods ended March 31, 2007 and April 1, 2006 were $11,812,342 and $12,913,079, respectively. Revenue for the three month period ended March 31, 2007 declined from the previous three month period, primarily due to the Company’s controlled reduction of the number of production days per week and fewer (two) production weeks. Our production ceases on normal holidays, such as Labor Day, and for approximately one week at July 4 and at Christmas of each year, in order to allow management to survey inventory, perform maintenance on equipment, and to prepare forecasts and plans for the upcoming six month periods. Our 2006 Christmas holiday was extended by one week, into the first quarter of 2007, and production was suspended for the last week of March. The reduced number of production days during the first quarter of 2007 was only partially offset by the Company only having one plant in operation for the first two months of 2006.

Selling, General, and Administrative Expenses. Selling, general and administrative expenses consisted of payroll and related expenses for executive, accounting, and administrative personnel, professional fees, and other general corporate expenses. Selling, general, and administrative expenses for the three month periods ended March 31, 2007 and April 1, 2006 were $1,424,529 and $1,249,327, respectively. These general and administrative costs have increased at our operating subsidiary, Deer Valley Homebuilders, Inc., primarily due to increased production capacity, increased trade show participation, sales and operating expenses. The production direct cost of goods has remained generally in the same ratio to sales, with increased quantity discounts being offset by a rise in material cost.

Net Income (Loss). The net loss for the three month period ended March 31, 2007 was $134,245, and the net income for the three month period ended April 1, 2006 was $463,501. After accounting for the stock dividend payable to preferred shareholders, the net loss available to common stockholders for the three month period ended March 31, 2007 was $226,023. After accounting for the stock dividend payable to preferred shareholders and the deemed dividend to preferred shareholders on beneficial conversion features, the net loss available to common stockholders for the three month period ended April 1, 2006 was $1,140,828.

Liquidity and Capital Resources

Management believes that the Company currently has sufficient cash flow from operations, available bank borrowings, cash, and cash equivalents to meet its short-term working capital requirements. As of March 31, 2007, the Company had $5,599,667 in cash and cash equivalents. Should our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner which will increase or accelerate our anticipated costs or capital demand, such as through the acquisition of new products, our working capital could be depleted at an accelerated rate.

The net cash used in operating activities for the three month period ended March 31, 2007 was $1,788,270. The net cash used in operating activities for the three month period ended April 1, 2006 was $8,711. The net cash used in investing activities as of March 31, 2007 was $62,123, which primarily reflects purchases of equipment. The net cash used in investing activities as of April 1, 2006 was $3,022,887, which primarily reflects the amount related to the purchase of Deer Valley Homebuilders, which was $6,375,000, net of cash acquired in the purchase, as well as purchases of equipment.

The net cash provided by financing activities as of March 31, 2007 was $18,909, the majority of which was due to proceeds from warrant exercises. The net cash provided by financing activities as of April 1, 2006 was $6,434,071, the majority of which resulted from the issuance of preferred stock.

We are contingently liable under the terms of repurchase agreements with financial institutions providing inventory financing for retailers of our products. For more information on the repurchase agreements, including the Company’s contingent liability thereunder, please see “Reserve for Repurchase Commitments” below.

Recent Developments

On April 11, 2007, Deer Valley Corporation entered into a new Loan and Security Agreement providing for a revolving line of credit in an amount not to exceed Two Million Five Hundred Thousand and No/100 Dollars ($2,500,000.00) (the "DV Loan Agreement") evidenced by a revolving credit note and secured by accounts receivable, inventory, equipment and all other tangible and intangible personal property of Deer Valley Corporation and DVH. The purpose of the DV Loan Agreement is to provide a standby source of working capital, letters of credit required by the terms of certain repurchase agreements and performance bonds entered into in the normal course of the Company’s business, to provide financing for potential acquisition(s) of new manufacturing facilities or subsidiaries, and to provide funding for the Company’s entry into the modular home market. The DV Loan Agreement has a one year term and has a variable interest rate at 2.60% above LIBOR. Upon issuance of a letter of credit, Deer Valley Corporation is charged a letter of credit fee equal to 1.00% of the face amount of the letter of credit. The DV Loan Agreement provides for conditions to meet prior to each advance, including financial ratios.

In addition to the above, on April 11, 2007, DVH renewed its existing Loan and Security Agreement providing for a revolving line of credit in an amount not to exceed Two Million Five Hundred Thousand and No/100 Dollars ($2,500,000.00) (the "DVH Loan agreement") evidenced by a revolving credit note and secured by accounts receivable, inventory, equipment and all other tangible and intangible personal property of DVH and Deer Valley Corporation. The purpose of the DVH Loan is to provide standby working capital and letters of credit required by the terms of certain repurchase agreements and performance bonds entered into in the normal course of DVH’s business. The DVH Loan Agreement has a one year term and has a variable interest rate at 2.60% above LIBOR. Upon issuance of a letter of credit, DVH is charged a letter of credit fee equal to 1.00% of the face amount of the letter of credit. The DVH Loan provides for conditions to meet prior to each advance, including financial ratios.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments which affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. For a description of those estimates, see Note 2, Summary of Significant Accounting Policies, contained in the explanatory notes to the Company’s financial statements for the quarter ended March 31, 2007, contained in this filing. On an ongoing basis, we evaluate our estimates, including those related to reserves, deferred tax assets, valuation allowances, impairment of long-lived assets, fair value of equity instruments issued to consultants for services, and estimates of costs to complete contracts. We base our estimates on historical experience and on various other assumptions which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities which are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. However, we believe that our estimates, including those for the above-described items, are reasonable.

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

Warranties

We provide our retail buyers with a one-year limited warranty covering defects in material or workmanship, including plumbing and electrical systems. We record a liability for estimated future warranty costs relating to homes sold, based upon our assessment of historical experience and industry trends. In making this estimate, we evaluate historical sales amounts, warranty costs related to homes sold and timing in which any work orders are completed. The Company has recorded a warranty liability of $2,000,000 on its balance sheet as of March 31, 2007. Although we maintain reserves for such claims, there can be no assurance that warranty expense levels will remain at current levels or that the reserves that we have set aside will continue to be adequate. A large number of warranty claims which exceed our current warranty expense levels could have a material adverse affect upon our results of operations.

Volume Incentives Payable

We have relied upon volume incentive payments to our independent dealers who retail our products. These volume incentive payments are accounted for as a reduction to gross sales, and are estimated and accrued when sales of our factory-built homes are made to our independent dealers. Volume incentive reserves are recorded based upon the annualized purchases of our independent dealers who purchase a qualifying amount of home products from us. We accrue a liability to our dealers, based upon estimates derived from historical payout rates. Volume incentive costs represent a significant expense to us, and any significant changes in actual payouts could have an adverse affect on our financial performance. We had a reserve for volume incentives payable of $467,845 as of March 31, 2007, as compared to $137,779 as of April 1, 2006.

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

The maximum amount for which the Company is contingently liable under such agreements amounted to approximately $15,765,000 as of March 31, 2007, as compared to $12,272,510 as of April 1, 2006. As of March 31, 2007 and April 1, 2006, we had a reserve of $84,650 and $60,000, respectively, established for future repurchase commitments, based upon our prior experience and evaluation of our independent dealers’ financial conditions. Because Deer Valley to date has not experienced any significant losses under these agreements, management does not expect any future losses to have a material effect on our accompanying financial statements.

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

In September 2006, the FASB issued SFAS No. 158 (“SFAS 158”), “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans -- an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS 158 requires an employer to recognize a plan's funded status in its statement of financial position, measure a plan's assets and obligations as of the end of the employer's fiscal year and recognize the changes in a defined benefit postretirement plan's funded status in comprehensive income in the year in which the changes occur. The Company will be required to recognize the funded status of benefit plans and adopt the new disclosure requirements effective August 31, 2007. The Company will be required to measure plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position effective August 31, 2009. Management is currently evaluating the requirements of SFAS 158, but based on the current funded status of the plans, management does not anticipate SFAS 158 will have a material impact on the Company's financial statements.

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

Off-Balance Sheet Arrangements

In connection with the Capital Stock Purchase Agreement, the Company entered into the Earnout Agreement, pursuant to which additional payments may be paid to the former owners of DVH, as an earnout, based upon the Net Income Before Taxes of DVH during the next five (5) years, up to a maximum of $6,000,000. The business purpose of executing the Earnout Agreement was to set the purchase price of Deer Valley Homebuilders, Inc. by an objective standard, given that the owners of DVH and the Company could not agree on an outright purchase price. The Company’s obligations under the Earnout Agreement could negatively affect liquidity, capital resources, market risk, and credit risk.

During the term of the Earnout Agreement, 50% of the pre-tax profit exceeding $1,000,000 per year will be accrued and become distributable to the former owners of DVH. During the three month period ending March 31, 2007, Deer Valley Homebuilders, Inc. did not have pre-tax profit in excess of the threshold and therefore no additional earnout was accrued. The maximum remaining potential accrual under the Earnout Agreement is $3,535,450.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and acting Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending March 31, 2007 covered by this Quarterly Report on Form 10-QSB. Based upon such evaluation, the Chief Executive Officer and acting Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  This conclusion by the Company's Chief Executive Officer and acting Chief Financial Officer does not relate to reporting periods after March 31, 2007.

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

Except as described above, during the quarter ended March 31, 2007, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Issuer Purchases of Equity Securities

The Company did not repurchase any equity securities during the fiscal quarter ended March 31, 2007.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits
Exhibit No.	Description
3.01	Articles of Incorporation of Deer Valley Corporation. (1)
3.02	Bylaws of Deer Valley Corporation. (1)
4.01	Certificate of Designation, Rights, and Preferences of Series A Convertible Preferred Stock. (1)
4.02	Certificate of Designation, Rights, and Preferences of Series B Convertible Preferred Stock. (1)
4.03	Certificate of Designation, Rights, and Preferences of Series C Convertible Preferred Stock. (1)
4.04	Certificate of Designation, Rights, and Preferences of Series D Convertible Preferred Stock. (1)
4.05	Certificate of Designation, Rights, and Preferences of Series E Convertible Preferred Stock. (2)
10.01	Amendment to Loan Agreement (3)
10.02	Form of Renewal Revolving Credit Note (3)
10.03	Revolving Credit Loan and Security Agreement (3)
10.04	Form of Revolving Credit Note (3)
10.05	Continuing Guaranty of Deer Valley Homebuilders, Inc. (3)
10.06	Continuing Guaranty of Deer Valley Corporation (3)
31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 9, 2007. (4)
31.02	Certification of Acting Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 9, 2007. (4)
32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 9, 2007. (4)
32.02	Certification of Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 9, 2007. (4)

(1) Previously filed as an exhibit to the Form 8-K, filed with the SEC on July 28, 2006 and incorporated herein by reference.

(2) Previously filed as an exhibit to the Form 10-QSB, filed with the SEC on November 20, 2006 and incorporated herein by reference.

(3) Previously filed as an exhibit to the Form 8-K filed with the SEC on April 16, 2007 and incorporated herein by reference.

(4) Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Deer Valley Corporation
(Registrant)

Dated: May 14, 2007	By: /s/Charles G. Masters
Charles G. Masters
President & Chief Executive Officer