Form 10QSB
period 2007-06-30
DEER VALLEY CORP
filed 2007-08-14
CIK 95047

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
(Mark One)

[√]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to______

Commission file number 114800

DEER VALLEY CORPORATION
(Exact name of Registrant as specified in its charter)

Florida	20-5256635
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

4218 W. Linebaugh Avenue, Tampa, FL	33624
(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code:  (813) 885-5998

4902 Eisenhower Blvd., Suite 185, Tampa, FL 33634
(Formers address of principal executive offices, if changed since last report)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [√]

The Registrant had 8,609,063 shares of Common Stock, par value $0.001 per share, outstanding as of June 30, 2007.

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION	PAGE

Item 1	Financial Statements

	Consolidated Balance Sheets
	As of June 30, 2007 (unaudited)	F-2

	Consolidated Statements of Operations
	Three and Six Months ended June 30, 2007 (unaudited)
	Three and Six Months ended July 1, 2006 (unaudited)	F-3

	Consolidated Statements of Cash Flows
	Six Months ended June 30, 2007 (unaudited)
	Six Months ended July 1, 2006 (unaudited)	F-4

	Notes to Consolidated Financial Statements (unaudited)	F-5

Item 2	Management's Discussion and Analysis or Plan of Operation	1

Item 3	Controls and Procedures	8

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	8

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	9

Item 3	Defaults Upon Senior Securities	9

Item 4	Submission of Matters to a Vote of Security Holders	9

Item 5	Other Information	9

Item 6	Exhibits	10

Unless otherwise indicated or the context otherwise requires, all references below in this filing to “we,” “us,” the “Company,” and "Deer Valley" are to Deer Valley Corporation, a Florida corporation, together with its wholly-owned subsidiary, Deer Valley Homebuilders, Inc., an Alabama corporation.

 Item 1.  Financial Statements

Deer Valley Corporation & Subsidiary
Condensed Consolidated Financial Statements

Contents:

Consolidated Balance Sheet as of June 30, 2007 (unaudited)	F-2

Consolidated Statements of Operations for the three and six month periods ended June 30, 2007 and July 1, 2006 (unaudited)	F-3

Consolidated Statements of Cash Flows for the six month periods ended June 30, 2007 and July 1, 2006 (unaudited)	F-4

Notes to Condensed Consolidated Financial Statements (unaudited)

Deer Valley Corporation & Subsidiary
Consolidated Balance Sheets

ASSETS

June 30,
2007
(unaudited)
Current Assets:
Cash	$5,119,993
Accounts receivable	3,827,124
Inventory	2,159,562
Other current assets	1,090,161
Total Current Assets	12,196,840
Fixed Assets:
Property, plant and equipment, net	3,147,677
Other Assets:
Goodwill	5,784,340
Other assets	77,509
Total Other Assets:	5,861,849
Total Assets	$21,206,366

LIABILITIES AND STOCKHOLDERS'EQUITY

Current Liabilities:
Current maturities on long term debt	$39,051
Accounts payable & accrued expenses	4,599,246
Accrued warranties	2,065,000
Accrued preferred dividends	203,257
Total Current Liabilities	6,906,552
Long Term Liabilities:
Accrued earnout, net of current maturities	1,295,149
Long-term debt, net of current maturities	1,888,810
Deferred tax liability	248,543
Total Liabilities	10,339,054
Stockholders' Equity:
Series A Preferred stock, $0.01 par value, 750,000 shares authorized, 638,775 shares issued and outstanding	6,387,745

Series B Preferred stock, $0.01 par value, 49,451 shares authorized, 0 shares issued and outstanding	-

Series C Preferred stock, $0.01 par value, 26,750 shares authorized, 26,750 shares issued and outstanding	267

Series D Preferred stock, $0.01 par value, 132,081 shares authorized, 0 shares issued and outstanding	-

Series E Preferred stock, $0.01 par value, 1,000,000 shares authorized, 750,000 shares issued and outstanding	7,500

Common stock, $0.001 par value, 100,000,000 shares authorized, 8,609,063 shares issued and outstanding	8,609

Additional paid-in capital	34,899,091

Accumulated deficit	(30,435,901)
Total Stockholders Equity	10,867,311
Total Liabilities and Stockholders Equity	$21,206,366

See notes to consolidated financial statements

Deer Valley Corporation & Subsidiary
Consolidated Statements of Operations

	For the three month period ended		For the six month period ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUE	$15,888,025	$18,952,394	$27,700,367	$31,865,474

COST OF REVENUE	13,292,427	15,705,760	23,728,837	26,601,150

GROSS PROFIT	2,595,598	3,246,634	3,971,530	5,264,324

OPERATING EXPENSES:
Depreciation	10,169	8,797	20,249	16,054
Selling, general and administrative	1,766,884	1,693,154	3,244,424	2,966,950

TOTAL OPERATING EXPENSES	1,777,053	1,701,951	3,264,673	2,983,004

OPERATING INCOME	818,545	1,544,683	706,857	2,281,320

OTHER INCOME (EXPENSES)
Other income	-	25,002	-	31,245
Interest income	51,935	-	114,569	-
Interest expense	(37,629)	(21,798)	(77,293)	(35,664)

TOTAL OTHER INCOME/(EXPENSES)	14,306	3,204	37,276	(4,419)

INCOME BEFORE INCOME TAXES	832,851	1,547,887	744,133	2,276,901

INCOME TAX EXPENSE	(333,318)*	(559,422)	(378,845)*	(820,596)

NET INCOME	$499,533	$988,465	$365,288	$1,456,305

Dividends to preferred stockholders	(111,479)	(128,696)	(203,257)	(241,782)
Deemed dividend to preferred stockholders on beneficial conversion feature	-	(2,079,488)	-	(3,570,731)

Net Income Available to Common Shareholders	$388,054	$(1,219,719)	$162,031	$(2,356,208)

Net Income/(Loss) Per Share (Basic)	$0.05	$(1.22)	$0.02	$(2.36)
Net Income/(Loss) Per Share (Fully Diluted)	$0.02	$(1.22)	$0.02	$(2.36)

Weighted Average Common Shares Outstanding	8,609,054	1,000,000	8,483,359	1,000,000
Weighted Average Common and Common Equivalent Shares Outstanding	22,291,010	1,000,000	22,540,191	1,000,000

*Includes additional charge-See Note 7.

See notes to consolidated financial statements

Deer Valley Corporation & Subsidiary
Consolidated Statements of Cash Flows

	For the six month period ended
	June 30,	July 1,
	2007	2006
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$365,288	$1,456,305
Adjustments to reconcile net income (loss) to net cash provided for/used in operating activities:
Depreciation and amortization	136,748	85,372
Stock based compensation	-	8,651
(Gain)/Loss on sale of property and equipment	-	(14,624)
Changes in assets and liabilities:
(Increase)/decrease in receivables	(1,652,126)	(1,068,239)
(Increase)/decrease in inventories	(861,919)	(1,401,267)
(Increase)/decrease in other current assets	(236,909)	(103,343)
Increase/(decrease) in accounts payable	985,380	1,537,668
Increase/(decrease) in income taxes payable	170,109	820,595
Increase/(decrease) in estimated warranties	65,000	400,000
Increase/(decrease) in accrued expenses	(295,483)	(884,232)
Increase/(decrease) in deferred tax liability	248,543	-
CASH FLOW PROVIDED FOR/USED IN OPERATING ACTIVITIES	$(1,075,369)	$836,886

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(67,261)	(990,338)
Purchase of Company, net of cash acquired	-	(3,543,737)
Proceeds from sales of marketable securities	-	(2,829)
CASH FLOW USED IN INVESTING ACTIVITIES	$(67,261)	$(4,536,904)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from preferred issuances	-	7,728,780
Accrual of Earnout	62,873	-
Repayment of notes payable	(37,036)	495,886
Payment of earnout	(1,232,275)
Proceeds from the exercise of warrants	37,910	-
Loan costs	-	(98,950)
CASH FLOW PROVIDED BY FINANCING ACTIVITIES	$(1,168,528)	$8,125,716

NET INCREASE (DECREASE) IN CASH	$(2,311,159)	$4,425,698
CASH, Beginning	$7,431,152	$221
CASH, Ending	$5,119,993	$4,425,919

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$64,467	$47,262
Taxes	$375,000	$615,200

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES:
Additional purchase price accrued under earnout provision	$-	$1,319,705
Accrual of dividends on preferred stock	$203,257	$241,782
Deemed dividend on beneficial conversion feature	$-	$3,570,731

See notes to consolidated financial statements

Deer Valley Corporation & Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements for the three and six month periods ended June 30, 2007 and July 1, 2006 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the  Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in  the United States of America for complete financial statements.

The unaudited financial information included in this report includes all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods. The operations for the three and six month periods ended June 30, 2007 and July 1, 2006 are not necessarily indicative of the results of the full fiscal year.

The condensed consolidated financial statements included in this report should be read in conjunction with the financial statements and notes thereto included in the Registrant's December 31, 2006 Annual Report on Form 10-KSB and subsequent filings on Form 8-K.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications - Certain minor reclassifications in prior period amounts have been made to conform to the current period presentation.

Stock Based Compensation - In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment". SFAS 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) replaces FASB Statement No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) were required to apply SFAS 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. For public entities that file as small business issuers SFAS 123(R) is applicable as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.

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

As of June 30, 2007, the Company has not yet created a stock incentive plan which authorizes the issuance of options to purchase common stock.  As a result no stock-based employee compensation cost has been recognized in the Statement of Operations for the three and six month periods ended June 30, 2007 and July 1, 2006.

Stock Options and Warrants:

The following table summarizes the activity related to all Company stock options and warrants for the period ended June 30, 2007:

					Weighted Average
			Exercise Price		Exercise Price
		Stock	Per Share		Per Share
	Warrants	Options	Warrants	Options	Warrants	Options

Outstanding at December 31, 2006	22,506,977	-	$0.75-3.00	-	$1.64	-
Granted	-	-	-	-	-	-
Exercised	(25,273)	-	$1.50	-	$1.50	-
Cancelled or expired	-	-	-	-	-	-
Outstanding at March 31, 2007	22,481,704	-	$0.75-3.00	-	$1.64	-
Granted	-	-	-	-	-	-
Exercised	-	-	$-	-	$-	-
Cancelled or expired	-	-	-	-	-	-
Exercisable at June 30, 2007	22,481,704	-	$0.75-3.00	-	$1.64	-

The warrants expire at various dates ranging from January 2011 through November 2016.

Earning (Loss) Per Share - The Company uses SFAS No. 128, “Earnings Per Share” for calculating the basic and diluted loss per share. Basic income/(loss) per share is computed by dividing net income/(loss) and net income/(loss) attributable to common shareholders by the weighted average number of common shares outstanding. Diluted income/(loss) per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive. Common equivalent shares are excluded from the computation of net loss per share if they would be anti-dilutive.

	For the three month periods ending		For the six month periods ending

	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006

Net income/( loss) available to common shareholders	$388,054	$(1,219,719)	$162,031	$(2,356,208)

Weighted average shares outstanding:
Basic	8,609,054	1,000,000	8,483,359	1,000,000
Diluted	22,291,010	1,000,000	22,540,191	1,000,000
Income/Loss per share:
Basic	$0.05	$(1.22)	$0.02	$(2.36)
Diluted*	$0.02	$(1.22)	$0.02	$(2.36)

*Diluted weighted average shares outstanding for periods ended July 1, 2006 do not include the effect of the Company’s common stock equivalent shares because to do so would have been anti-dilutive.  Accordingly, basic and diluted net loss per share for this period is the same.

For the periods ended June 30, 2007 diluted weighted average shares outstanding includes all of the Company’s dilutive common stock equivalent shares.  The Company’s dilutive common stock equivalent shares as of June 30, 2007 include all of the Convertible Preferred shares and any incremental shares, as defined by SFAS No. 128, “Earnings Per Share”, associated with the Company’s Class C and D outstanding warrants.

See the detailed list of Common Stock Equivalents below.

		Common Stock Equivalents as of
	Exercise	June 30,	July 1,
Securities	Price	2007	2006

Preferred:

Series A Preferred		8,516,993	9,941,620
Series B Preferred		-	4,945,100
Series C Preferred		2,675,000	2,675,000
Series D Preferred		-	880,540
Series E Preferred		750,000	-

Warrants:

Class A Warrants	$1.50	10,369,351	10,538,137
Class B Warrants	$2.25	4,970,824	4,970,824
Class C Warrants	$0.75	2,000,000	2,000,000
Class D Warrants	$0.75	2,000,000	2,000,000
Class E Warrants	$3.00	880,544	880,540
Class F Warrants	$2.25	750,000	-
Class BD-1 Warrants	$0.75	-	919,162
Class BD-2 Warrants	$1.50	919,162	919,162
Class BD-3 Warrants	$2.25	459,581	459,581
Class BD-4 Warrants	$1.50	66,121	66,121
Class BD-5 Warrants	$3.00	66,121	66,121

Total common stock equivalents		34,423,697	41,261,908

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

3. INVENTORY

Inventory consisted of the following components:

		June 30,
		2007
		(unaudited)
Raw Materials		1,024,078
Work-in-Process		433,971
Finished Goods		701,513
	Total Inventory	$2,159,562

4. PRODUCT WARRANTIES

The Company provides the retail home buyer a one-year limited warranty covering defects in material or workmanship in home structure, plumbing and electrical systems.  The Company estimated warranty costs are accrued at the time of the sale to the dealer following industry standards and historical warranty cost incurred.  Periodic adjustments to the estimated warranty accrual are made as events occur which indicate changes are necessary. As of June 30, 2007, the Company has provided a liability of $2,065,000 for estimated warranty costs relating to homes sold, based upon management's assessment of historical experience factors and current industry trends.

Management reviews its warranty requirements at the close of each reporting period and adjusts the reserves accordingly.  The following tabular presentation reflects activity in warranty reserves during the periods presented:

June 30,
2007
(unaudited)
Balance at beginning of period	$2,000,000
Warranty charges	1,108,301
Warranty payments	(1,043,301)
Balance at end of period	$2,065,000

5. COMMITMENTS AND CONTINGENCIES

Litigation- The  Company  in  the  normal  course  of  business  is  subject  to  claims and litigation.  Management  of  the  Company  is  of  the  opinion  that, based  on information available, such  legal matters will not ultimately have a material adverse effect on the financial position or results of operation of the Company.

Reserve for Repurchase Commitments - Deer Valley Homebuilders, Inc. (“DVH”) is contingently liable under the terms of repurchase agreements with financial institutions providing inventory financing for retailers of DVH’s products.  These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer.  The risk of loss under these agreements is spread over numerous retailers.  The price DVH is obligated to pay generally declines over the period of the agreement (typically 18 to 24 months) and the risk of loss is further reduced by the sale value of repurchased homes.  The maximum amount for which the Company is contingently liable under repurchase agreements is approximately $19,862,000 at June 30, 2007.  DVH to date has not experienced significant losses under these agreements, and management does not expect any future losses to have a material effect on the accompanying financial statements.

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

On April 12, 2007 the Company made a payment of $1,232,275 pursuant to the Earnout Agreement.  The payment represented the current portion due under the Earnout Agreement.

For the six month period ending June 30, 2007, Deer Valley Homebuilders, Inc. had a pre-tax profit in the amount of $1,125,747, of which $125,747 was above the Company’s earnout threshold of $1,000,000.  The Company accrued 50%, or $62,873, of the amount in excess of earnout threshold. The maximum remaining potential accrual under the Earnout Agreement is $3,472,577.

 Loans and Letter of Credit - On May 26, 2006, DVH entered into a Loan Agreement with Fifth Third Bank (the “Lender”) providing for a loan of Two Million and No/100 Dollars ($2,000,000) (the "Loan") evidenced by a promissory note and secured by a first mortgage on DVH’s properties in Guin, Alabama and Sulligent, Alabama, including the structures and fixtures located thereon, as well as DVH’s interest in any lease thereof. The purpose of the loan is to pay off an existing loan from another bank secured by the Guin property and to reduce the outstanding balance on DVH’s revolving credit facility with the Lender.  The net effect of the reduction in the revolving credit balance is to increase the credit available to the Company for working capital under its revolving facility.  The Loan has a term from May 26, 2006 through June 1, 2011 and has a variable interest rate at 2.25% above LIBOR.  There is no prepayment penalty.  Future advances are available under the Loan Agreement, subject to approval by the Lender.  Also on May 26, 2006, the Company and DVA guaranteed the Loan.  Should Deer Valley default, thereby triggering acceleration of the Loan, the Company would become liable for payment of the Loan.

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

In addition to the revolving line of credit described in the preceding paragraph, DVH, during its normal course of business, is required to issue irrevocable standby letters of credit in the favor of independent third party beneficiaries to cover obligations under repurchase agreements. As of June 30, 2007, no amounts had been drawn on the above irrevocable letters of credit by the beneficiaries.

Dividends Payable- As of June 30, 2007 the total accrued dividend payable to Series A Preferred shareholders was $203,257.

6. EQUITY TRANSACTIONS

Series A Convertible Preferred Stock - During the six month period ending June 30, 2007 certain shareholders converted 18,750 shares of Series A Preferred stock, par value $187,500, into 250,000 shares of the Company’s common stock.

Class A warrants - During the six month period ending June 30, 2007 certain shareholders exercised 25, 273 Class A warrants, with a strike price of $1.50, into 25,273 shares of the Company’s common stock.

Common Stock Dividends - On March 15, 2007, a dividend to holders of Series A Preferred Stock became due.  On March 29, 2007 the Company issued 147,209 shares of the Company’s common stock to Series A Preferred shareholders as payment for $243,545 of dividends.

7. INCOME TAX

During the three month period ended June 30, 2007 the Company revised their estimation of income tax expense for the year ended December 31, 2006.  As a result of the revision the Company took a charge of $127,299 in the current year.

For the three month period ended June 30, 2007 the effect of the $127,299 charge was partially offset by a $45,528 income tax provision booked in March 31, 2007 when the Company had Income Before Income Taxes of ($88,717).  The Company’s income tax expense for the three month period ended June 30, 2007, including the $127,299 charge, was $333,318 (40%).  The Company’s income tax expense for the three month period ended June 30, 2007, before the effect of the $127,299 charge, was $206,019 (25%).

For the six month period ended June 30, 2007, the Company’s income tax expense, including the $127,299 charge, was $378,845 (51%).  The Company’s income tax expense for the six month period ended June 30, 2007, before the effect of the $127,299 charge, was $251,547 (34%).

8. SUBSEQUENT EVENTS

On July 23, 2007, in exchange for 250,000 shares of outstanding registered common stock, the Company issued 250,000 shares of Series E Convertible Preferred Stock and a warrant exercisable for 250,000 shares of common stock with an exercise price of $2.25 per share.  Subject to certain conditions, each share of Series E Convertible Preferred Stock is convertible into 1 share of common stock.  The securities were offered to a single institutional shareholder of the Company, and the transaction was exempt under Section 3(a)(9) of the Securities Act, as amended.

On August 10, 2007, Deer Valley Homebuilders, Inc. (“DVH”) entered into a Revolving Bridge Loan and Security Agreement with Fifth Third Bank, providing for a line of credit in an amount not to exceed Five Million and No/100 Dollars ($5,000,000.00), evidenced by a revolving credit note and secured by accounts receivable, inventory, equipment and all other tangible and intangible personal property of DVH. The purpose of the new facility is to provide a standby source of working capital for fulfillment of one or more contracts with the State of Mississippi to construct housing units under the “Mississippi Alternative Pilot Program.” This facility has a six month term and has a variable interest rate at 2.50% above LIBOR.  The Loan and Security Agreement permits acceleration upon certain payment and covenant defaults.

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

Beginning in the second quarter of calendar year 2007, state and federal agencies, and other government sponsored entities, began distributing Requests for Proposals (RFPs) for housing designed to test and evaluate future disaster recovery housing units for the Gulf Coast region.  These RFPs present an opportunity for a near term upswing in production for Deer Valley and other companies in the industry serving the Gulf Coast.

The Company has been aggressively seeking to take advantage of its Alabama location and reputation in the Gulf Coast area to become a significant participant in the permanent rebuilding of the Gulf Coast region and the production of prototypes for future disaster recovery housing units.  As an immediate result of its efforts, in June 2007 the Company’s plant in Guin, Alabama was selected by the State of Mississippi to produce 50 two-bedroom and 100 three-bedroom cottages as part of a program that is designed to test and evaluate future disaster housing units.  The total combined value of the pilot phase contracts awarded to the Company is valued at $7,535,000. All units to be produced by the Company under this phase of the program are expected to be delivered before the end of the third quarter, 2007.  The Company will deliver all units to state designated staging areas located near the Gulf Coast.  As a participant in the pilot program, the Company anticipates receiving additional contracts, but no assurance can be made that his will occur.

In addition, as part of its strategic plan to continue its growth in a challenging industry, the Company has increased its involvement in the modular segment of the factory built housing industry.  As its initial entry into the modular segment, the Company is targeting the production of smaller units (less than 3,000 square feet) that are readily produceable, in a cost efficient manner, using the Company’s existing manufacturing capabilities. The Company intends to sell these models to large tract developers and independent dealers.  Modular homes are typically built in a factory in sections and transported to a site to be joined together on a permanent foundation.  Unlike homes constructed in accordance with the Federal Manufactured Home Construction and Safety Standards (“HUD Code homes”), modular homes generally do not have integrated steel frames and axles.

To facilitate our growth strategy in the modular home market and to provide increased flexibility to fulfill government contracts, on April 11, 2007, the Company increased the availability under its revolving line of credit from $2.5 million to $5 million (see paragraph below titled “Liquidity and Capital Resources”).

Manufacturing Operations

We currently produce all of our factory-built homes at two manufacturing facilities in Guin and Sulligent, Alabama.  Our facilities normally function on a single-shift, five-day work week basis.  However, beginning in January, 2007 and continuing through the first quarter of 2007, we restricted our production to four days per week or approximately 80% of our “normal” production rate.  In addition, we extended the annual Christmas holiday by one week and closed our manufacturing facilities for the last week of March.  The reductions during the first quarter reflected the industry wide softness in demand during the first quarter of 2007 for HUD Code housing units.   In the second quarter of 2007, we have experienced an increase in demand for our manufactured homes.  As a result, the Company has resumed its normal five days per week production schedule at both manufacturing facilities beginning in mid–April, 2007.

Our sales backlog, without including the 50 two-bedroom and 100 three-bedroom cottages that we are scheduled to manufacture for the State of Mississippi during the third quarter of 2007, is approximately two weeks.  Once the cottages for the State of Mississippi are included, our total sales backlog increases to approximately four to five weeks.

While our HUD Code and modular homes are constructed with many of the same components and building materials used in site-built homes, we utilize a cost-efficient assembly line manufacturing process which enables us to produce a quality home at a significantly lower cost per square foot than a traditional, site-built home.  Our homes are built with residential features, including 1/2 inch drywall, thermally sealed double-paned windows from Capitol™, enhanced insulation, oak cabinets, cultured marble vanities, and two inch by six inch exterior wall construction standards.

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

Because the cost of transporting a factory-built home is significant, substantially all of our homes are sold to dealers within a 500 mile radius of our manufacturing facility.  DVH arranges, at dealers’ expense, for the transportation of finished homes to dealer locations using independent trucking companies. Customary sales terms are cash-on-delivery or guaranteed payment from a floor-plan financing source. Dealers or other independent installers are responsible for placing the home on site and connecting utilities.

When evaluating the Company’s operating performance, the key performance indicators management examines are (1) the Company’s production rate, in “floors” produced per day, (2) the cost of sales, and (3) the size of the Company’s sales backlog.  For more information on these performance indicators, please see the attached financial statements and notes thereto and the section of the Company’s Annual Report on Form 10-KSB titled “Description of Business.”

In recognition of an important trend in the housing market toward modular homes, the Company’s executives are currently focusing on several areas to develop its presence in the modular segment of the factory built housing industry.  Initially, management has targeted the production of  modular units of less than 3,000 square feet that are readily produceable using the Company’s existing manufacturing capabilities. As an important step in this process, on March 28, 2007, the Company showcased its new modular homes at the South Central Manufactured Housing Institute Show in Tunica, Mississippi.  The specific modular units shown in Tunica were designed to be sold through the Company’s existing dealer network and large tract developers.  Also, the Company will continue to participate in the bidding process to provide small modular units through government sponsored programs to provide disaster recovery housing for victims of Hurricane Katrina and other 2005 storms, as well as pilot programs for future disaster relief.  In addition, management is seeking to develop its engineering capability and appropriate sales channels for customizable modular houses that are beyond the scope of its existing engineering capability and its existing dealer base.

Results of Operations

The following discussion examines the results of the Company’s operations for the three and six month periods ended June 30, 2007.  This discussion of our financial condition and results of operations should be read in conjunction with our financial statements and notes to the financial statements, included herewith.  This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future.  Such discussion represents only the best present assessment by our management.  It is also imperative that one read our December 31, 2006 Annual Report on Form 10-KSB and subsequent filings on Form 8-K.

HISTORICAL RESULTS - PERIODS ENDED JUNE 30, 2007 AND JULY 1, 2006.

Revenues.  Overall gross revenue for the three and six month periods ended June 30, 2007 were $15,888,025 and $27,700,367, respectively, compared to $18,952,394 and $31,865,474, respectively, for the three and six month periods ended July 1, 2006.  Revenue for the three and six month periods ended June 30, 2007 declined from the previous three and six month periods, primarily due to the Company’s controlled reduction of  the number of production days per week and fewer (two) production weeks during the first quarter of this year, and the Company’s accelerated production schedule during the second quarter of 2006 to eliminate excessive backlog that had accrued prior to bringing on line the Company’s second plant in Sulligent, Alabama.  Our reduced production schedule during the first quarter reflected the industry wide softness in demand for HUD Code housing units.

Selling, General, and Administrative Expenses. Selling, general and administrative expenses consisted of payroll and related expenses for executive, accounting, and administrative personnel, professional fees, and other general corporate expenses.  Selling, general, and administrative expenses for the three and six month periods ended June 30, 2007 were $1,766,884 and $3,244,424, respectively, compared to $1,693,154 and $2,966,950, respectively, for the three and six month periods ended July 1, 2006.  General and administrative costs increased for the six month period ending June 30, 2007, in comparison to the corresponding period for 2006, primarily due to increased production capacity, increased trade show participation, and increased sales and operating expenses.  Our cost of goods sold as a percentage of revenue has generally remained the same for the six month period ending June 30, 2007, when compared to the corresponding period for 2006.

Net Income (Loss).  The net income for the three and six month periods ended June 30, 2007 was $499,533 and $365,288, respectively, compared to $988,465 and $1,456,305, respectively, for the three and six month periods ended July 1, 2006.  After accounting for the dividend payable to preferred shareholders and the deemed dividend to preferred shareholders on beneficial conversion features, the net income to common stockholders for the three month and six month periods ended June 30, 2007 was $388,054 and $162,031, respectively, compared to net losses of $1,219,719 and $2,356,208, respectively, for the three and six month periods ended July 1, 2006.  The significant increases in net income to common stockholders for the three and six month periods ended June 30, 2007 versus those same periods ended July, 2006 are partially attributable to the elimination of an $8.78 million non-recurring, non-cash, deemed dividend to preferred shareholders on beneficial conversion features that burdened the reported earnings attributable to common shareholders for the first three fiscal quarters of 2006.

Liquidity and Capital Resources

Management believes that the Company currently has sufficient cash flow from operations, available bank borrowings, cash, and cash equivalents to meet its short-term working capital requirements.  The Company had $5,119,993 in cash and cash equivalents as of June 30, 2007, compared to $4,425,919 in cash and cash equivalents as of July, 1, 2006.  Should our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner which will increase or accelerate our anticipated costs or capital demand, such as through the acquisition of new products, our working capital could be depleted at an accelerated rate.

The net cash used in operating activities for the six month period ended June 30, 2007 was $1,075,369.  The net cash provided from operating activities for the six month period ended July 1, 2006 was $836,886.  The reduction of cash provided by operating activities for the first six months of 2007, in comparison to the same period from the Company’s prior fiscal year, is attributable, in part, to a temporary increase in receivables at the end of the second quarter related to the delivery of several units during June 2007 which had been delayed while waiting for specialty products, as well as reduced total revenues for the first six months of 2007 relative to the same period in 2006.

The net cash used in investing activities for the six month period ending June 30, 2007 was $67,261, which primarily reflects purchases of equipment.  The net cash used in financing activities for the six month period ending July 1, 2007 was $1,168,528, which primarily reflects the $1,232,275 cash payment made to the former shareholders (and current officers) of Deer Valley Homebuilders, under the Earnout Agreement related to the purchase of Deer Valley Homebuilders.   The net cash provided by financing activities for the six month period ending July 1, 2006 was $8,125,716, the majority of which resulted from the issuance of preferred stock during the first and second quarter of 2006.

We anticipate that our accounts receivable and short term debt will temporarily increase during the third quarter of 2007, due to our production of disaster housing units for the State of Mississippi.   Because all units being produced by the Company under this phase of the program are scheduled for delivery during the third quarter, we anticipate receiving payment during the fourth quarter of 2007 and our accounts receivable and borrowings returning to normal levels during the fourth quarter of 2007.

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

Recent Developments

In June 2007, the Company’s plant in Guin, Alabama was selected by the State of Mississippi to produce 50 two-bedroom and 100 three-bedroom cottages as part of a program that is designed to test and evaluate future disaster housing units. The Company is one of four manufactured housing companies selected to participate in this initial phase of a procurement that will ultimately total several thousand units.  The initial total combined value of the pilot phase contracts awarded to the Company is valued at $7,535,000. All units to be produced by the Company under this phase of the program are expected to be delivered before the end of the third quarter, 2007.

Also, see Item 5 below.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these consolidated financial statements requires us to make estimates  and judgments which affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and  liabilities.  For a description of those estimates, see Note 2, Summary of Significant Accounting Policies, contained in the explanatory notes to the Company’s financial statements for the quarter ended June 30, 2007, contained in this filing.  On an ongoing basis, we evaluate our estimates, including those related to reserves, deferred  tax  assets, valuation allowances, impairment of long-lived assets, fair  value  of  equity  instruments  issued  to  consultants  for  services, and estimates  of  costs to complete contracts.  We base our estimates on historical experience  and  on  various  other assumptions which we believe to be reasonable under  the  circumstances,  the  results  of  which  form  the  basis for making judgments  about  the  carrying  value  of  assets  and liabilities which are not readily  apparent  from  other  sources.  Actual results  may differ from these estimates  under  different  assumptions or conditions.  However, we believe that our estimates, including those for the above-described items, are reasonable.

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

Warranties

We provide our retail buyers with a one-year limited warranty covering defects in material or workmanship, including plumbing and electrical systems.  We record a liability for estimated future warranty costs relating to homes sold, based upon our assessment of historical experience and industry trends.  In making this estimate, we evaluate historical sales amounts, warranty costs related to homes sold and timing in which any work orders are completed.  The Company has recorded a warranty liability of $2,065,000 on its balance sheet as of June 30, 2007.  Although we maintain reserves for such claims, there can be no assurance that warranty expense levels will remain at current levels or that the reserves that we have set aside will continue to be adequate.  A large number of warranty claims which exceed our current warranty expense levels could have a material adverse affect upon our results of operations.

Volume Incentives Payable

We have relied upon volume incentive payments to our independent dealers who retail our products.  These volume incentive payments are accounted for as a reduction to gross sales, and are estimated and accrued when sales of our factory-built homes are made to our independent dealers.  Volume incentive reserves are recorded based upon the annualized purchases of our independent dealers who purchase a qualifying amount of home products from us.  We accrue a liability to our dealers, based upon estimates derived from historical payout rates.  Volume incentive costs represent a significant expense to us, and any significant changes in actual payouts could have an adverse affect on our financial performance.  We had a reserve for volume incentives payable of $638,448 as of June 30, 2007, as compared to $632,428 as of July 1, 2006.

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

The maximum amount for which the Company is contingently liable under such agreements amounted to approximately $19,862,000 as of June 30, 2007, as compared to $13,546,000 as of July 1, 2006.  As of June 30, 2007 and July 1, 2006, we had reserves of $100,000 and $65,275, respectively, established for future repurchase commitments, based upon our prior experience and evaluation of our independent dealers’ financial conditions.  Because Deer Valley to date has not experienced any significant losses under these agreements, management does not expect any future losses to have a material effect on our accompanying financial statements.

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

During the term of the Earnout Agreement, 50% of the pre-tax profit exceeding $1,000,000 per year will be accrued and become distributable to the former owners of DVH.  During the six month period ending June 30, 2007, Deer Valley Homebuilders, Inc. had pre-tax profit in the amount of $1,125,747, of which $125,747 was above the Company’s earnout threshold.  The Company accrued 50% of the amount in excess of the earnout threshold in the amount of $62,873.  The maximum remaining potential accrual under the Earnout Agreement is $3,472,577.

Item 3.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and acting Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending June 30, 2007 covered by this Quarterly Report on Form 10-QSB.  Based upon such evaluation, the Chief Executive Officer and acting Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

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

Except as described above, during the quarter ended June 30, 2007, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

Item 5.   Other Information

On July 23, 2007, in exchange for 250,000 shares of outstanding registered common stock, the Company issued 250,000 shares of Series E Convertible Preferred Stock and a warrant exercisable for 250,000 shares of  common stock with an exercise price of $2.25 per share.  Subject to certain conditions, each share of Series E Convertible Preferred Stock is convertible into 1 share of common stock.  The securities were offered to a single institutional shareholder of the Company, and the transaction was exempt under Section 3(a)(9) of the Securities Act, as amended.

On August 10, 2007, Deer Valley Homebuilders, Inc. (“DVH”) entered into a Revolving Bridge Loan and Security Agreement with Fifth Third Bank, providing for a line of credit in an amount not to exceed Five Million and No/100 Dollars ($5,000,000.00), evidenced by a revolving credit note and secured by accounts receivable, inventory, equipment and all other tangible and intangible personal property of DVH. The purpose of the new facility is to provide a standby source of working capital for fulfillment of one or more contracts with the State of Mississippi to construct housing units under the “Mississippi Alternative Pilot Program.” This facility has a six month term and has a variable interest rate at 2.50% above LIBOR.  The Loan and Security Agreement permits acceleration upon certain payment and covenant defaults.

Item 6.   Exhibits

Exhibit No.	Description
3.01	Articles of Incorporation of Deer Valley Corporation. (1)
3.02	Bylaws of Deer Valley Corporation. (1)
4.01	Certificate of Designation, Rights, and Preferences of Series A Convertible Preferred Stock. (1)
4.02	Certificate of Designation, Rights, and Preferences of Series B Convertible Preferred Stock. (1)
4.03	Certificate of Designation, Rights, and Preferences of Series C Convertible Preferred Stock. (1)
4.04	Certificate of Designation, Rights, and Preferences of Series D Convertible Preferred Stock. (1)
4.05	Certificate of Designation, Rights, and Preferences of Series E Convertible Preferred Stock. (2)
10.01	Amendment to Loan Agreement (3)
10.02	Form of Renewal Revolving Credit Note (3)
10.03	Revolving Credit Loan and Security Agreement (3)
10.04	Form of Revolving Credit Note (3)
10.05	Continuing Guaranty of Deer Valley Homebuilders, Inc. (3)
10.06	Continuing Guaranty of Deer Valley Corporation (3)
10.07	Form of Series F Warrant (4)
10.08	Revolving Bridge Loan and Security Agreement (4)
10.09	Revolving Bridge Note (4)
10.10	Continuing Guaranty of Deer Valley Corporation (4)
31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August __, 2007. (4)
31.02	Certification of Acting Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August __, 2007. (4)
32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August __, 2007. (4)
32.02	Certification of Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August __, 2007. (4)

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

Deer Valley Corporation
(Registrant)

Dated: August __, 2007	By: /s/ Charles G. Masters
Charles G. Masters
President & Chief Executive Officer