Form 10QSB
period 2007-09-29
DEER VALLEY CORP
filed 2007-11-06
CIK 95047

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
(Mark One)

[√]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2007

OR

[   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ] No [√]

The Registrant had 8,592,929 shares of Common Stock, par value $0.001 per share, outstanding as of September 29, 2007.

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION	PAGE

Item 1	Financial Statements	F-1

Consolidated Balance Sheet
	As of September 29, 2007 (unaudited)	F-2

Consolidated Statements of Operations
Three and Nine Months ended September 29, 2007 (unaudited)
	Three and Nine Months ended September 30, 2006 (unaudited)	F-3

Consolidated Statements of Cash Flows
Nine Months ended September 29, 2007 (unaudited)
	Nine Months ended September 30, 2006 (unaudited)	F-4

	Notes to Consolidated Financial Statements (unaudited)	F-5

Item 2	Management's Discussion and Analysis	3

Item 3	Controls and Procedures	10

PART II	OTHER INFORMATION	11

Item 1	Legal Proceedings	11

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3	Defaults Upon Senior Securities	11

Item 4	Submission of Matters to a Vote of Security Holders	11

Item 5	Other Information	11

Item 6	Exhibits	12

Unless otherwise indicated or the context otherwise requires, all references below in this filing to “we,” “us,” the “Company,” and "Deer Valley" are to Deer Valley Corporation, a Florida corporation, together with its wholly-owned subsidiary, Deer Valley Homebuilders, Inc., an Alabama corporation.

PART I                      FINANCIAL INFORMATION

 Item 1.  Financial Statements

Deer Valley Corporation & Subsidiary
      Consolidated Financial Statements

Deer Valley Corporation & Subsidiary
Consolidated Balance Sheet

ASSETS

September 29,
2007
(unaudited)

Cash	$5,521,043
Accounts receivable	9,870,432
Inventory	1,988,054
Prepaid expenses and other current assets	960,318
18,339,846

Property, plant and equipment, net	3,133,252

Goodwill	6,506,148
Other assets	109,206
6,615,354
$28,088,453

LIABILITIES AND STOCKHOLDERS'EQUITY

Current maturities on long term debt	$5,019,526
Accounts payable & accrued expenses	5,121,818
Accrued warranties	2,100,000
Accrued preferred dividends	89,578
12,330,919

Accrued earnout, net of current maturities	2,016,956
Long-term debt, net of current maturities	1,888,810
3,905,767
16,236,686

Series A Preferred stock, $0.01 par value, 750,000 shares authorized, 637,275 shares issued and outstanding	6,372,745

Series B Preferred stock, $0.01 par value, 49,451 shares authorized, 0 shares issued and outstanding	-

Series C Preferred stock, $0.01 par value, 26,750 shares authorized, 26,750 shares issued and outstanding	267

Series D Preferred stock, $0.01 par value, 132,081 shares authorized, 0 shares issued and outstanding	-

Series E Preferred stock, $0.01 par value, 1,000,000 shares authorized, 1,000,000 shares issued and outstanding	10,000

Common stock, $0.001 par value, 100,000,000 shares authorized, 8,592,929 shares issued and outstanding	8,594

Additional paid-in capital	35,145,189

Retained earnings and accumulated deficit	(29,685,030)
11,851,765
$28,088,453

See notes to consolidated financial statements

Deer Valley Corporation & Subsidiary
Consolidated Statements of Operations

	For the three month period ended		For the nine month period ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUE	$18,103,462	$16,901,751	$45,803,829	$48,767,224

COST OF REVENUE	15,094,281	14,688,814	38,823,118	41,289,963

GROSS PROFIT	3,009,181	2,212,937	6,980,712	7,477,261

OPERATING EXPENSES:
Depreciation	10,147	8,187	30,396	24,240
Selling, general and administrative	1,881,300	1,557,614	5,125,723	4,520,552

TOTAL OPERATING EXPENSES	1,891,447	1,565,801	5,156,119	4,544,792

OPERATING INCOME	1,117,735	647,136	1,824,592	2,932,469

OTHER INCOME (EXPENSES)
Other income	-	34,496	-	65,740
Interest income	54,549	-	169,117	-
Interest expense	(44,848)	(37,077)	(122,141)	(72,742)

TOTAL OTHER INCOME/(EXPENSES)	9,700	(2,581)	46,976	(7,002)

INCOME BEFORE INCOME TAXES	1,127,435	644,555	1,871,568	2,925,467

INCOME TAX EXPENSE	(376,563)	(240,019)	(755,409)	(1,064,628)

NET INCOME	$750,872	$404,536	$1,116,159	$1,860,840

Dividends to preferred stockholders	(89,577)	(114,957)	(310,816)	(356,739)
Deemed dividend to preferred stockholders on beneficial conversion feature	-	(5,206,294)	-	(8,777,025)

Net Income Available to Common Shareholders	$661,295	$(4,916,715)	$805,343	$(7,272,925)

Net Income/(Loss) Per Share (Basic)	$0.08	$(0.84)	$0.09	$(2.79)
Net Income/(Loss) Per Share (Fully Diluted)	$0.03	$(0.84)	$0.05	$(2.79)

Weighted Average Common Shares Outstanding	8,513,004	5,824,933	8,493,349	2,608,311
Weighted Average Common and Common Equivalent Shares Outstanding	22,160,943	5,824,933	22,661,663	2,608,311

See notes to consolidated financial statements

Deer Valley Corporation & Subsidiary
Consolidated Statements of Cash Flows

	For the nine month period ended
	September 29,	September 30,
	2007	2006
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,116,159	$1,860,840
Adjustments to reconcile net income to net cash provided for/used in operating activities:
Depreciation and amortization	205,768	137,213
Stock based compensation	119,903	8,651
(Gain) on sale of property and equipment	-	(14,624)
Changes in assets and liabilities:
(Increase) in receivables	(7,695,434)	(1,328,448)
(Increase) in inventories	(690,410)	(1,203,113)
(Increase) in prepayments and other assets	(758,142)	(93,323)
Increase in accounts payable	1,020,402	844,480
Increase in income taxes payable	687,840	1,054,339
Increase in estimated warranties	35,000	800,000
Increase/(decrease) in accrued expenses	(368,040)	(1,432,869)
CASH FLOW PROVIDED FOR (USED IN) OPERATING ACTIVITIES	$(6,326,953)	$633,146

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(116,910)	(1,042,447)
Purchase of Subsidiary, net of cash acquired	-	(3,543,738)
Proceeds from sales of marketable securities	-	151,418
CASH FLOW USED IN INVESTING ACTIVITIES	$(116,910)	$(4,434,767)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from preferred issuances	-	7,728,780
Accrual of earnout	-	-
Proceeds from issuance of notes payable	4,495,844	476,481
Proceeds from the exercise of warrants	37,910	-
Loan costs	-	(98,950)
CASH FLOW PROVIDED BY FINANCING ACTIVITIES	$4,533,755	$8,106,311

NET INCREASE (DECREASE) IN CASH	$(1,910,109)	$4,304,690
CASH, Beginning	$7,431,152	$221
CASH, Ending	$5,521,043	$4,304,911

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$117,303	$42,839
Taxes	$750,000	$775,000

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES:
Additional purchase price accrued under earnout provision	$-	$1,811,901
Accrual of dividends on preferred stock	$310,816	$356,739
Deemed dividend on beneficial conversion feature	$-	$8,777,025

See notes to consolidated financial statements

Deer Valley Corporation & Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. BASIS OF PRESENATION

The accompanying unaudited consolidated financial statements for the three and nine month periods ended September 29, 2007 and 2006 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the  Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in  the United States of America for complete financial statements.

The unaudited financial information included in this report includes all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods. The operations for the three and nine month periods ended September 29, 2007 and September 30, 2006 are not necessarily indicative of the results of the full fiscal year.

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

2007 Long Term Incentive Plan

On July 1, 2007 the Company established a Long Term Incentive (the “2007 Incentive Plan”) plan for the purposes of advancing the interests of the Company and our shareholders by providing incentives to certain of our employees and other key individuals who perform services for us, including those who contribute significantly to the strategic and long-term performance objectives and growth of the Company.  The 2007 Incentive Plan is administered by a committee (the “Committee”) appointed by the Board of Directors.  Currently, the Committee is comprised of all members of the Board of Directors acting as a group.  The Committee has the power to interpret the 2007 Incentive Plan and to prescribe rules, regulations and procedures in connection with the operations of the 2007 Incentive Plan.  The Committee may delegate administrative responsibilities under the 2007 Incentive Plan to any one or more of its members or other persons, except as may otherwise be required under applicable law or listing standards for an exchange on which the Company’s common stock may be listed.  The 2007 Incentive Plan provides for the granting of several types of awards, including stock options, performance grants and other awards deemed by the Committee to be consistent with the purposes of the 2007 Incentive Plan.  Awards may be granted alone, or in conjunction with one or more other awards, as determined by the Committee.

The 2007 Incentive Plan was effective as of July 1, 2007, and was approved by the Company’s board of directors.  The Company’s shareholders have not voted on approval of the 2007 Incentive Plan.  A maximum of ONE MILLION EIGHT HUNDRED THOUSAND (1,800,000) shares of common stock has been authorized to be issued under the 2007 Incentive Plan in connection with the grant of awards, subject to adjustment for corporate transactions, including, without limitation, any stock dividend, forward stock split, reverse stock split, merger or recapitalization.  Of this amount, no more than ONE MILLION (1,000,000) shares of common stock may be issued as incentive stock options.  Common stock issued under the 2007 Incentive Plan may be either newly issued shares, treasury shares, reacquired shares or any combination thereof.  If common stock issued as restricted stock, restricted stock units or otherwise subject to repurchase or forfeiture rights is reacquired by us pursuant to such rights, or if any award is cancelled, terminates, or expires unexercised, the common stock which would otherwise have been issuable pursuant to such awards will be available for issuance under new awards.     All awards under the 2007 Incentive Plan shall be granted within 10 years of the date the plan was adopted.

The Committee has exclusive discretion to select to whom awards will be granted; to determine the type, size, terms and conditions of each award; to modify or waive, within certain limits, the terms and conditions of any award; to determine the time when awards will be granted; to establish performance objectives; to prescribe the form of documents representing awards under the 2007 Incentive Plan; and to make all other determinations which it deems necessary, advisable or desirable in the interpretation and administration of the 2007 Incentive Plan.  At the discretion of the Committee, awards may be made under the 2007 Incentive Plan in assumption of, or in substitution for, outstanding awards previously granted by the Company, any predecessor or a company acquired by the Company or with which it combines.  The Committee has the authority to administer and interpret the 2007 Incentive Plan, and its decisions are final, conclusive and binding.  We anticipate that all of our employees and directors will be eligible to participate in the 2007 Incentive Plan.

On July 1, 2007 pursuant to the Long Term Incentive Plan the Company awarded members of the board of directors 350,000 stock options with an exercise price of $1.14 and a term of 10 years.  Additionally, on September 7, 2007 the Company awarded members of the board of directors 350,000 stock options with an exercise price of $1.09 and a term of 10 years. All of the options issued were fully vested on the grant date.  The Company has recognized $119,903 of expense related to issuances in the Consolidated Statement of Operations for the three and nine month periods ended September 29, 2007.

Determining Fair-Value

The Company uses the Black-Scholes option valuation model to determine the fair value of stock options and employee stock purchase plan shares. The determination of the fair value of share-based payment awards on the date of grant using an option-valuation model is affected by the Company’s stock price as well as assumptions regarding a number of complex variables. These variables include the Company’s expected stock price volatility over the term of the awards, projected employee stock option exercise behavior, expected risk-free interest rate and expected dividends.

The Company estimates the expected term and volatility of options granted based on values derived from its industry peer group. Our decision to use these measures of expected term and volatility was based upon the lack of availability of actively traded options in the Company’s own common stock and the Company’s assessment that the measure of volatility used is more representative of future stock price trends than the historical volatility of the Company’s common stock. The Company bases the risk-free interest rate for option valuation on Constant Maturity Rates provided by the U.S. Treasury with remaining terms similar to the expected term of the options. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option valuation model. In addition, SFAS No. 123(R) requires forfeitures of share-based awards to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. As this is the Company’s initial issuance and no historical data exists to estimate pre-vesting option forfeitures the Company has recorded stock-based compensation expense for the all the awards vested. The Company uses the straight-line attribution as its expensing method of the value of share-based compensation for options and awards.

Under SFAS No. 123(R) Deer Valley uses the Black-Scholes option valuation model to estimate the fair value of the Company’s option awards. The key assumptions used in the model during the three months ended September 29, 2007 are provided below:

September 29,
2007
Risk-free interest rate	4.69%
Expected volatility of stock	26.3%
Dividend yield	0
Expected option life	2 years

The following table summarizes the activity related to all Company stock options and warrants for the period ended September 30, 2007:

			Exercise Price Per Share		Weighted Average Exercise Price Per Share
		Stock
	Warrants	Options	Warrants	Options	Warrants	Options

	22,506,977	-	$0.75-3.00	-	$1.64	-
Granted	-	-	-	-	-	-
Exercised	(25,273)	-	$1.50	-	$1.50	-
Cancelled or expired	-	-	-	-	-	-
	22,481,704	-	$0.75-3.00	-	$1.64	-
Granted	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Cancelled or expired	-	-	-	-	-	-
	22,481,704	-	$0.75-3.00	-	$1.64	-
Granted	250,000	700,000	$2.25	$1.09-$1.14	$2.25	$1.12
Exercised	-	-	-	-	-	-
Cancelled or expired	-	-	-	-	-	-
	22,731,704	700,000	$0.75-3.00	$1.09-$1.14	$1.64	$1.12

The warrants expire at various dates ranging from January 2011 through November 2016.  The stock options expire at various dates ranging from July 2017 to September 2017.

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

	For the three month periods ending		For the nine month periods ending
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006

Net income/( loss) available to common shareholders	$661,295	$(4,916,715)	$805,343	$(7,272,925)

Weighted average shares outstanding:
Basic	8,513,004	5,824,933	8,493,349	2,608,311
Diluted	22,160,943	5,824,933	22,661,663	2,608,311
Income/Loss per share:
Basic	$0.08	$(0.84)	$0.09	$(2.79)
Diluted*	$0.03	$(0.84)	$0.05	$(2.79)

*Diluted weighted average shares outstanding for periods ended July 1, 2006 do not include the effect of the Company’s common stock equivalent shares because to do so would have been anti-dilutive.  Accordingly, basic and diluted net loss per share for this period is the same.

For the periods ended September 29, 2007 diluted weighted average shares outstanding includes all of the Company’s dilutive common stock equivalent shares.  The Company’s dilutive common stock equivalent shares as of September 30, 2007 include all of the Convertible Preferred shares and any incremental shares, as defined by SFAS No. 128, “Earnings Per Share”, associated with the Company’s Class C and D outstanding warrants and stock options.

See the detailed list of Common Stock Equivalents below.

 Common Stock Equivalents
 as of
	Exercise	September 29,	September 30,
Securities	Price	2007	2006

Preferred:

Series A Preferred		8,496,993	9,400,326
Series B Preferred		-	-
Series C Preferred		2,675,000	2,675,000
Series D Preferred		-	-
Series E Preferred		1,000,000	-
Total		12,171,993	12,075,326

Warrants:

Class A Warrants	$1.50	10,369,351	10,545,105
Class B Warrants	$2.25	4,970,824	4,970,824
Class C Warrants	$0.75	2,000,000	2,000,000
Class D Warrants	$0.75	2,000,000	2,000,000
Class E Warrants	$3.00	880,544	880,540
Class F Warrants	$2.25	1,000,000	-
Class BD-1 Warrants	$0.75	-	-
Class BD-2 Warrants	$1.50	919,162	919,162
Class BD-3 Warrants	$2.25	459,581	459,581
Class BD-4 Warrants	$1.50	66,121	66,121
Class BD-5 Warrants	$3.00	66,121	66,121
Total		22,731,704	21,907,454

Stock Options:

7/1/07 Issuance	$1.14	350,000	-
9/7/07 Issuance	$1.09	350,000	-
Total		700,000	-

Total common stock equivalents		35,603,697	33,982,780

Recent Accounting Pronouncements

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

3. INVENTORY

Inventory consisted of the following components:

		September 29,
		2007
		(unaudited)
Raw Materials		1,295,154
Work-in-Process		494,124
Finished Goods		198,776
	Total Inventory	$1,988,054

4. PRODUCT WARRANTIES

The Company provides the retail home buyer a one-year limited warranty covering defects in material or workmanship in home structure, plumbing and electrical systems.  The Company estimated warranty costs are accrued at the time of the sale to the dealer following industry standards and historical warranty cost incurred.  Periodic adjustments to the estimated warranty accrual are made as events occur which indicate changes are necessary. As of September 29, 2007, the Company has provided a liability of $2,100,000 for estimated warranty costs relating to homes sold, based upon management's assessment of historical experience factors and current industry trends.

Management reviews its warranty requirements at the close of each reporting period and adjusts the reserves accordingly.  The following tabular presentation reflects activity in warranty reserves during the periods presented:

September 29,
2007
(unaudited)
$2,065,000
Warranty charges	1,413,697
Warranty payments	(1,378,697)
$2,100,000

5. COMMITMENTS AND CONTINGENCIES

Litigation- The  Company  in  the  normal  course  of  business  is  subject  to  claims and litigation.  Management  of  the  Company  is  of  the  opinion  that, based  on information available, such  legal matters will not ultimately have a material adverse effect on the financial position or results of operation of the Company.

Reserve for Repurchase Commitments - Deer Valley Homebuilders, Inc. (“DVH”) is contingently liable under the terms of repurchase agreements with financial institutions providing inventory financing for retailers of DVH’s products.  These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer.  The risk of loss under these agreements is spread over numerous retailers.  The price DVH is obligated to pay generally declines over the period of the agreement (typically 18 to 24 months) and the risk of loss is further reduced by the sale value of repurchased homes.  The maximum amount for which the Company is contingently liable under repurchase agreements is approximately $18,539,000 at September 29, 2007.  DVH to date has not experienced significant losses under these agreements, and management does not expect any future losses to have a material effect on the accompanying financial statements.

Earnout Agreement -On January 18, 2006, the Company's wholly-owned subsidiary, DeerValley Acquisitions Corp. (dissolved on July 1, 2006), entered into an Earnout Agreement (the "Earnout Agreement"), between Deer Valley Homebuilders, Inc., DeerValley Acquisitions Corp., and the former owners of Deer Valley Homebuilders, Inc.  In connection with the Earnout Agreement additional payments may be paid to the former owners of Deer Valley Homebuilders, Inc. as an earnout based upon the Net Income Before Taxes of Deer Valley Homebuilders, Inc. during the next five (5) years, up to a maximum of $6,000,000.  In any given year during the term of the Earnout Agreement, 50% of the pre-tax profit exceeding $1,000,000 per year will be accrued and become distributable to the prior shareholders.  During the period ending December 31, 2006 the Company’s wholly owned subsidiary, Deer Valley Homebuilders, Inc., had pre-tax profit in the amount of $4,936,287, of which $3,936,287 was above the Company's earnout threshold of $1,000,000.  The Company accrued 50% of the amount in excess of earnout threshold in the amount of $1,968,143.

On April 12, 2007 the Company made a payment of $1,232,275 pursuant to the Earnout Agreement.  The payment represented the current portion due under the Earnout Agreement.

For the nine month period ending September 29, 2007, Deer Valley Homebuilders, Inc. had a pre-tax profit in the amount of $2,569,362, of which $1,569,362 was above the Company’s earnout threshold of $1,000,000.  The Company accrued 50%, or $784,681, of the amount in excess of earnout threshold. The maximum remaining potential accrual under the Earnout Agreement is $2,750,769.

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

On April 11, 2007, Deer Valley Corporation entered into a new Loan and Security Agreement providing for a revolving line of credit in an amount not to exceed Two Million Five Hundred Thousand and No/100 Dollars ($2,500,000) (the "DV Loan Agreement") evidenced by a revolving credit note and secured by accounts receivable, inventory, equipment and all other tangible and intangible personal property of Deer Valley Corporation and DVH. The purpose of the DV Loan Agreement is to provide a standby source of working capital, letters of credit required by the terms of certain repurchase agreements and performance bonds entered into in the normal course of the Company’s business, and to provide financing for potential acquisition(s) of new manufacturing facilities or subsidiaries. The DV Loan Agreement has a one year term and has a variable interest rate at 2.60% above LIBOR. Upon issuance of a letter of credit, Deer Valley Corporation is charged a letter of credit fee equal to 1.00% of the face amount of the letter of credit. The DV Loan Agreement provides for conditions to meet prior to each advance, including financial ratios.

In addition to the above, on April 11, 2007, DVH renewed its existing Loan and Security Agreement providing for a revolving line of credit in an amount not to exceed Two Million Five Hundred Thousand and No/100 Dollars ($2,500,000) (the "DVH Loan agreement") evidenced by a revolving credit note and secured by accounts receivable, inventory, equipment and all other tangible and intangible personal property of DVH and Deer Valley Corporation. The purpose of the DVH Loan is to provide standby working capital and letters of credit required by the terms of certain repurchase agreements and performance bonds entered into in the normal course of DVH’s business. The DVH Loan Agreement has a one year term and has a variable interest rate at 2.60% above LIBOR. Upon issuance of a letter of credit, DVH is charged a letter of credit fee equal to 1.00% of the face amount of the letter of credit. The DVH Loan provides for conditions to meet prior to each advance, including financial ratios.

On August 10, 2007, Deer Valley Homebuilders, Inc. (“DVH”) entered into a Revolving Bridge Loan and Security Agreement with Fifth Third Bank, providing for a line of credit in an amount not to exceed Five Million and No/100 Dollars ($5,000,000), evidenced by a revolving credit note and secured by accounts receivable, inventory, equipment and all other tangible and intangible personal property of DVH. The purpose of the new facility is to provide a standby source of working capital for fulfillment of one or more contracts with the State of Mississippi to construct housing units under the “Mississippi Alternative Pilot Program.” This facility has a six month term and has a variable interest rate at 2.50% above LIBOR.  The Loan and Security Agreement permits acceleration upon certain payment and covenant defaults.

In addition to the revolving line of credit described in the preceding paragraph, DVH, during its normal course of business, is required to issue irrevocable standby letters of credit in the favor of independent third party beneficiaries to cover obligations under repurchase agreements. As of September 30, 2007, no amounts had been drawn on the above irrevocable letters of credit by the beneficiaries.

Dividends Payable-As of September 29, 2007 the total accrued dividend payable to Series A Preferred shareholders was $89,578.

6. EQUITY TRANSACTIONS

Series A Convertible Preferred Stock - During the three month period ending September 29, 2007 certain shareholders converted 1,500 shares of Series A Preferred stock, par value $15,000, into 20,000 shares of the Company’s common stock.

Common Stock Dividends - On August 24, 2007, the Company issued 213,875 shares of the Company’s common stock to Series A Preferred shareholders as payment for $221,239 of dividends.

Series E Convertible Preferred exchange - On July 23, 2007, in exchange for 250,000 shares of outstanding registered common stock, the Company issued 250,000 shares of Series E Convertible Preferred Stock and a warrant exercisable for 250,000 shares of common stock with an exercise price of $2.25 per share.  Subject to certain conditions, each share of Series E Convertible Preferred Stock is convertible into 1 share of common stock.  The securities were offered to a single institutional shareholder of the Company, and the transaction was exempt under Section 3(a)(9) of the Securities Act, as amended.

Stock Options - On July 1, 2007 pursuant to the Long Term Incentive Plan the Company awarded members of the board of directors 350,000 stock options with an exercise price of $1.14 and a term of 10 years.  Additionally, on September 7, 2007 the Company awarded members of the board of directors 350,000 stock options with an exercise price of $1.09 and a term of 10 years. All of the options issued were fully vested on the grant date.  The Company has recognized $119,903 of expense related to issuances in the Consolidated Statement of Operations for the three and nine month periods ended September 29, 2007.

Item 2.   Management’s Discussion and Analysis

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

In recent years, the factory-built housing industry has suffered a downturn in sales as a result of a tightening of credit standards, restricted availability of retail and wholesale financing, and excessive inventory levels.  This industry decline began in 1999, approximately five years before we successfully launched and began to rapidly grow our business in January, 2004.  We have excelled in a tough industry through efficient manufacturing at our production facilities, industry leading products, experienced and capable relations oriented sales and management teams, stringent cost controls, and attention to dealer support, customer satisfaction, and service efforts.

Beginning in the second quarter of calendar year 2007, state and federal agencies, and other government sponsored entities, began distributing Requests for Proposals (RFPs) for housing designed to test and evaluate future disaster recovery housing units for the Gulf Coast region.  These RFPs have presented an opportunity for a near term upswing in production for Deer Valley and other companies in the industry serving the Gulf Coast.

The Company has aggressively sought to take advantage of its Alabama location and reputation in the Gulf Coast area to become a significant participant in the permanent rebuilding of the Gulf Coast region and the production of prototypes for future disaster recovery housing units.  As an immediate result of its efforts, in June 2007 the Company’s plant in Guin, Alabama was selected by the State of Mississippi to produce 50 two-bedroom and 100 three-bedroom cottages as part of a program that is designed to test and evaluate future disaster housing units.  The total combined value of this initial contract pilot phase contract awarded to the Company was $7,535,000.  All units contracted for with the Company under this initial contract were produced and delivered before the end of the third quarter of 2007.

In October 2007, the Company was awarded a contract extension by the State of Mississippi for the production and delivery of an additional 150 two-bedroom cottages as part of the State of Mississippi’s pilot program to test and evaluate future disaster housing units. As with the initial contract, the Company will deliver the units to state designated staging areas located near the Gulf Coast.  Total anticipated proceeds from this contract extension is $7,185,000 which, when combined with the completed contract for the manufacture of 50 two-bedroom and 100 three-bedroom cottages,  brings the combined proceeds of the pilot phase contracts awarded to Deer Valley to a total of $14,720,000.  All of the units to be produced by the Company under the contract extension are scheduled to be delivered prior to March 31, 2008.

To provide increased flexibility to fulfill it government contracts, on August 10, 2007, Deer Valley Homebuilders, Inc. (“DVH”) entered into a Revolving Bridge Loan and Security Agreement with Fifth Third Bank, providing for a line of credit of $5,000,000. This facility has a six month term and has a variable interest rate at 2.50% above LIBOR.  (see paragraph below titled “Liquidity and Capital Resources”).

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

Manufacturing Operations

We currently produce all of our factory-built homes at two manufacturing facilities in Guin and Sulligent, Alabama.  Our facilities normally function on a single-shift, five-day work week basis.  Our sales backlog, without including the 150 two-bedroom cottages that we are scheduled to manufacture for the State of Mississippi during the fourth quarter of 2007 and first quarter of 2008, is approximately five weeks.  Once the cottages for the State of Mississippi are included, our total sales backlog increases to approximately eight weeks.  During the third quarter of 2007, the Company’s average production rate was 8.4 “floors” produced per day.

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

Our two and three-bedroom cottages which we have contracted to manufacture for the State of Mississippi are designed and manufactured to meet the requirements of both the HUD Code and the International Residential Code.  As a result, such cottages can either remain on an integrated steel frame and axle or be joined to a permanent foundation.

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

Results of Operations

The following discussion examines the results of the Company’s operations for the three and nine month periods ended September 29, 2007.  This discussion of our financial condition and results of operations should be read in conjunction with our financial statements and notes to the financial statements, included herewith.  This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future.  Such discussion represents only the best present assessment by our management.  It is also imperative that one read our December 31, 2006 Annual Report on Form 10-KSB and subsequent filings on Form 8-K.

HISTORICAL RESULTS - PERIODS ENDED SEPTEMBER 29, 2007 AND SEPTEMBER 30, 2006.

Revenues.  Overall gross revenue for the three and nine month periods ended September 29, 2007 were $18,103,462 and $45,803,829, respectively, compared to $16,901,751 and $48,767,224, respectively, for the three and nine month periods ended September 30, 2006.  Revenue for the three month period ended September 29, 2007 increased over the same three period in 2006, primarily due to the Company’s fulfillment of its initial contract with the State of Mississippi for the production of 50 two-bedroom and 100 three-bedroom cottages as part of its program that is designed to test and evaluate future disaster housing units.  Revenue for the Company’s nine month period ended September 29, 2007 was less than the same nine period in 2006 primarily due to reduced production schedule during the first quarter reflecting the industry wide softness in demand for HUD Code housing units.

Our Cost of Revenues as a percentage of revenue has generally remained the same for the nine month period ending September 29, 2007, when compared to the corresponding period for 2006.  For the three month period ending September 29, 2007, our cost of revenues as a percentage of revenue increased to 16.62%, as compared to 13.09% for the corresponding period for 2006.

Selling, General, and Administrative Expenses.   Selling, general and administrative expenses consisted of payroll and related expenses for executive, accounting, and administrative personnel, professional fees, and other general corporate expenses.  Selling, general, and administrative expenses for the three and nine month periods ended September 29, 2007 were $1,881,300 and $5,125,273, respectively, compared to $1,557,614 and $4,520,552, respectively, for the three and nine month periods ended September 30, 2006.  General and administrative costs increased for the nine month period ending September 29, 2007, in comparison to the corresponding period for 2006, primarily due to increased production capacity, increased trade show participation, increased administration cost associated with the MEMA project, and increased non-cash compensation to members of the Board of Directors.  During the third quarter of 2007, the Company awarded to members of the board of directors, in the aggregate, 350,000 stock options with an exercise price of $1.14 and  350,000 stock options with an exercise price of $1.09.  In connection with such awards, the Company recognized $119,903 of expense related to issuances in the Consolidated Statement of Operations for the three and nine month periods ended September 30, 2007.

Net Income.  The net income for the three and nine month periods ended September 29, 2007 was $750,872 and $1,116,159, respectively, compared to $404,536 and $1,860,840, respectively, for the three and nine month periods ended September 30, 2006.  After accounting for the stock dividend payable to preferred stockholders and the deemed dividend to preferred stockholders on beneficial conversion features, the net income to common stockholders for the three month and nine month periods ended September 29, 2007 was $661,295 and $805,343, respectively, compared to net losses of $4,916,715 and $7,272,925, respectively, for the three and nine month periods ended September 30, 2006.  The significant increases in net income to common stockholders for the three and nine month periods ended September 29, 2007 versus those same periods ended September 30, 2006 are primarily attributable to the elimination of an $8.78 million non-recurring, non-cash, deemed dividend to preferred stockholders on beneficial conversion features that burdened the reported earnings attributable to common shareholders for the first three fiscal quarters of 2006.

Liquidity and Capital Resources

Management believes that the Company currently has sufficient cash flow from operations, available bank borrowings, cash, and cash equivalents to meet its short-term working capital requirements.  The Company had $5,521,043 in cash and cash equivalents as of September 29, 2007, compared to $4,304,911 in cash and cash equivalents as of September 30, 2006.  Should our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner which will increase or accelerate our anticipated costs or capital demand, such as through the acquisition of new products, our working capital could be depleted at an accelerated rate.

The net cash used in operating activities for the nine month period ended September 29, 2007 was $6,326,953.  The net cash provided from operating activities for the nine month period ended September 30, 2006 was $633,146.  The reduction of cash provided by operating activities for the first nine months of 2007, in comparison to the same period from the Company’s prior fiscal year, is attributable primarily to a temporary increase in receivables at the end of the third quarter related to the Company’s fulfillment of  its initial contact with the State of Mississippi to produce 50 two-bedroom and 100 three-bedroom cottages.  During October 2007, the Company received payment from the State of Mississippi for a significant portion of such initial contract, and repaid all borrowings under its Revolving Bridge Loan with Fifth Third Bank. The Company anticipates receiving all remaining payment from the State of Mississippi for such initial contract during the fourth quarter of 2007. The Company’s account receivable as of September 29, 2007 was $9,870,432, as compared to $3,468,853 as of September 30, 2006.

The net cash used in investing activities for the nine month period ending September 29, 2007 was $116,910, which primarily reflects purchases of equipment.  The net cash provided from financing activities for the nine month period ending September 29, 2007 was $4,533,755, which primarily relates to the Company’s borrowings under its line of credit with its senior lender.  The Company anticipates receiving payments during the fourth quarter of 2007 in connection with governmental contracts which were completed during the third quarter, thereby reducing its accounts receivable and its borrowings under its line of credit with its senior lender.

On August 10, 2007, Deer Valley Homebuilders, Inc. (“DVH”) entered into a Revolving Bridge Loan and Security Agreement with Fifth Third Bank, providing for a line of credit in an amount not to exceed Five Million and No/100 Dollars ($5,000,000), evidenced by a revolving credit note and secured by accounts receivable, inventory, equipment and all other tangible and intangible personal property of DVH.  The purpose of the new facility is to provide a standby source of working capital for fulfillment of one or more contracts with the State of Mississippi to construct housing units under the “Mississippi Alternative Pilot Program.”  This facility has a six month term and has a variable interest rate at 2.50% above LIBOR.

On April 11, 2007, Deer Valley Corporation entered into a Loan and Security Agreement providing for a revolving line of credit in an amount not to exceed Two Million Five Hundred Thousand and No/100 Dollars ($2,500,000) (the "DV Loan Agreement") evidenced by a revolving credit note and secured by accounts receivable, inventory, equipment and all other tangible and intangible personal property of Deer Valley Corporation and DVH.  The purpose of the DV Loan Agreement is to provide a standby source of working capital, letters of credit required by the terms of certain repurchase agreements and performance bonds entered into in the normal course of the Company’s business, to provide financing for potential acquisition(s) of new manufacturing facilities or subsidiaries, and to provide funding for the Company’s entry into the modular home market.  The DV Loan Agreement has a one year term and has a variable interest rate at 2.60% above LIBOR.  Upon issuance of a letter of credit, Deer Valley Corporation is charged a letter of credit fee equal to 1.00% of the face amount of the letter of credit.

In addition to the above, on April 11, 2007, Deer Valley Homebuilders, Inc. renewed its existing Loan and Security Agreement providing for a revolving line of credit in an amount not to exceed Two Million Five Hundred Thousand and No/100 Dollars ($2,500,000.00) (the "DVH Loan agreement") evidenced by a revolving credit note and secured by accounts receivable, inventory, equipment and all other tangible and intangible personal property of DVH and Deer Valley Corporation.  The purpose of the DVH Loan is to provide standby working capital and letters of credit required by the terms of certain repurchase agreements and performance bonds entered into in the normal course of DVH’s business.  The DVH Loan Agreement has a one year term and has a variable interest rate at 2.60% above LIBOR.  Upon issuance of a letter of credit, DVH is charged a letter of credit fee equal to 1.00% of the face amount of the letter of credit.

We are contingently liable under the terms of repurchase agreements with financial institutions providing inventory financing for retailers of our products.  For more information on the repurchase agreements, including the Company’s contingent liability thereunder, please see “Reserve for Repurchase Commitments” below.

Recent Developments

In October 2007, the Company was awarded a contract extension by the State of Mississippi for the production and delivery of an additional 150 two-bedroom cottages as part of the State of Mississippi’s program designed to test and evaluate future disaster housing units. Total anticipated proceeds from the contract extension is $7,185,000 which would bring the combined proceeds of the pilot phase contracts awarded to Deer Valley to a total of $14,720,000.  All of the units to be produced by the Company under the contract extension are scheduled to be delivered prior to March 31, 2008.

During October 2007, the Company received payment from the State of Mississippi for a significant portion of amounts due in connection with its initial contact with the State of Mississippi for the production of 50 two-bedroom and 100 three-bedroom cottages, and repaid all borrowings under its Revolving Bridge Loan with Fifth Third Bank. The total combined value of this initial pilot phase contract awarded to the Company was $7,535,000. The Company expects to receive all remaining payment from the State of Mississippi for such initial contract during the fourth quarter of 2007.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these consolidated financial statements requires us to make estimates and judgments which affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities.  For a description of those estimates, see Note 2, Summary of Significant Accounting Policies, contained in the explanatory notes to the Company’s financial statements for the quarter ended September 29, 2007, contained in this filing.  On an ongoing basis, we evaluate our estimates, including those related to reserves, deferred tax assets, valuation allowances, impairment of long-lived assets, fair value of equity instruments issued to consultants for services, and estimates of costs to complete contracts.  We base our estimates on historical experience and on various other assumptions which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities which are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  However, we believe that our estimates, including those for the above-described items, are reasonable.

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

Warranties

We provide our retail buyers with a one-year limited warranty covering defects in material or workmanship, including plumbing and electrical systems.  We record a liability for estimated future warranty costs relating to homes sold, based upon our assessment of historical experience and industry trends.  In making this estimate, we evaluate historical sales amounts, warranty costs related to homes sold and timing in which any work orders are completed.  The Company has accrued a warranty liability reserve of $2,100,000 on its balance sheet as of September 29, 2007.  Although we maintain reserves for such claims, there can be no assurance that warranty expense levels will remain at current levels or that the reserves that we have set aside will continue to be adequate.  A large number of warranty claims which exceed our current warranty expense levels could have a material adverse affect upon our results of operations.

Volume Incentives Payable

We have relied upon volume incentive payments to our independent dealers who retail our products.  These volume incentive payments are accounted for as a reduction to gross sales, and are estimated and accrued when sales of our factory-built homes are made to our independent dealers.  Volume incentive reserves are recorded based upon the annualized purchases of our independent dealers who purchase a qualifying amount of home products from us.  We accrue a liability to our dealers, based upon estimates derived from historical payout rates.  Volume incentive costs represent a significant expense to us, and any significant changes in actual payouts could have an adverse affect on our financial performance.  We had a reserve for volume incentives payable of $689,400 as of September 29, 2007, as compared to $685,559 as of September 30, 2006.

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

The maximum amount for which the Company is contingently liable under such agreements amounted to approximately $18,539,000 as of September 29, 2007, as compared to $15,375,000 as of September 30, 2006.  As of September 29, 2007 and September 30, 2006, we had reserves of $140,000 and $67,325, respectively, established for future repurchase commitments, based upon our prior experience and evaluation of our independent dealers’ financial conditions. Because Deer Valley to date has not experienced any significant losses under these agreements, management does not expect any future losses to have a material effect on our accompanying financial statements.

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

During the term of the Earnout Agreement, 50% of the pre-tax profit exceeding $1,000,000 per year will be accrued and become distributable to the former owners of DVH.  During the nine month period ending September 29, 2007, Deer Valley Homebuilders, Inc. had pre-tax profit in the amount of $2,569,362, of which $1,569,362 was above the Company’s earnout threshold.  The Company accrued 50% of the amount in excess of the earnout threshold in the amount of $784,681.  The maximum remaining potential accrual under the Earnout Agreement is $2,750,769.

Item 3.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and acting Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending September 29, 2007 covered by this Quarterly Report on Form 10-QSB.  Based upon such evaluation, the Chief Executive Officer and acting Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

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

Except as described above, during the quarter ended September 29, 2007, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Option Plan; Option Grants - On September 7, 2007, the Company’s Board of Directors ratified the Company’s 2007 Long Term Incentive Plan (the “2007 Incentive Plan”).  The 2007 Incentive Plan was effective as of July 1, 2007.  A maximum of 1,800,000 shares of common stock has been authorized to be issued under the 2007 Incentive Plan in connection with the grant of awards, subject to adjustment for corporate transactions, including, without limitation, any stock dividend, forward stock split, reverse stock split, merger or recapitalization.  Of this amount, no more than 1,000,000 shares of common stock may be issued as incentive stock options.

Pursuant to the 2007 Incentive Plan, each of the seven members of the Board of Directors were issued an option exercisable for 50,000 shares of the Company’s common stock, at an exercise price of $1.14.  Such options were approved at a meeting of the Board of Directors in March 2007 and were effective as of July 1, 2007.  In addition, under  the 2007 Incentive Plan, each of the seven members of the Board of Directors were issued an option exercisable for 50,000 shares of the Company’s common stock, at an exercise price of $1.09.  Such options were approved at a meeting of the Board of Directors on September 7, 2007 and were effective as of September 7, 2007.  The issuance of such options were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) of the Securities Act, based on the following: (a) the investors confirmed to us that they were either “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (d) a legend was placed on the certificates reflecting such restrictions.

Series A Convertible Preferred Stock - During the three month period ending September 30, 2007 certain shareholders converted 1,500 shares of Series A Preferred stock, par value $15,000, into 20,000 shares of the Company’s common stock. The securities were issued to existing shareholders, and the transaction was exempt under Section 3(a)(9) of the Securities Act, as amended.

Common Stock Dividends - On August 24, 2007, the Company issued 213,875 shares of the Company’s common stock to Series A Preferred shareholders as payment for $221,239 of dividends.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

Item 5.   Other Information

           None

Item 6.   Exhibits

Exhibit No.	Description
3.01	Articles of Incorporation of Deer Valley Corporation. (1)
3.02	Bylaws of Deer Valley Corporation. (1)
4.01	Certificate of Designation, Rights, and Preferences of Series A Convertible Preferred Stock. (1)
4.02	Certificate of Designation, Rights, and Preferences of Series B Convertible Preferred Stock. (1)
4.03	Certificate of Designation, Rights, and Preferences of Series C Convertible Preferred Stock. (1)
4.04	Certificate of Designation, Rights, and Preferences of Series D Convertible Preferred Stock. (1)
4.05	Certificate of Designation, Rights, and Preferences of Series E Convertible Preferred Stock. (2)
10.01	Amendment to Loan Agreement (3)
10.02	Form of Renewal Revolving Credit Note (3)
10.03	Revolving Credit Loan and Security Agreement (3)
10.04	Form of Revolving Credit Note (3)
10.05	Continuing Guaranty of Deer Valley Homebuilders, Inc. (3)
10.06	Continuing Guaranty of Deer Valley Corporation (3)
10.07	Form of Series F Warrant (4)
10.08	Revolving Bridge Loan and Security Agreement (4)
10.09	Revolving Bridge Note (4)
10.10	Continuing Guaranty of Deer Valley Corporation (4)
10.11	Deer Valley Corporation 2007 Long Term Incentive Plan effective July 1, 2007 (5)
10.12	Form of Stock Option Agreement (5)
10.13	Employment Agreement with Charles G. Masters (5)
21.1	List of Subsidiaries of Deer Valley Corporation
31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November __, 2007. (5)
31.02	Certification of Acting Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November __, 2007. (5)
32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November __, 2007. (5)
32.02	Certification of Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November __, 2007. (5)

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

(4)              Previously filed as an exhibit to the Form 10-QSB, filed with the SEC on August __2007 and incorporated herein by reference.

(5)              Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                                                    Deer Valley Corporation
                                                                                                                    (Registrant)

Dated: November 5, 2007	By: /s/Charles G. Masters
Charles G. Masters
President & Chief Executive Officer