Form 10KSB
period 2007-12-31
DEER VALLEY CORP
filed 2008-03-17
CIK 95047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-05388

DEER VALLEY CORPORATION

(Name of small business issuer in its charter)

FLORIDA	20-5256635
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4218 W. Linbaugh Avenue, Tampa, FL	33634
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (813) 885-5998

Securities registered under 12(b) of the Exchange Act: None

Securities registered under 12 (g) of the Exchange Act:

Common Stock, par value $0.001

(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The issuer’s revenues for its most recent fiscal year were $63,283,527. The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 3, 2008 was $4,294,973.1 For purposes of the foregoing calculation only, directors and executive officers and holders of 10% or more of the issuer’s common capital stock have been deemed affiliates. The number of shares outstanding of the Registrant’s common stock as of March 3, 2008 was 11,263,306.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

[1]	Market value based upon sales occurring on that date. Calculation does not account for common shares issuable upon conversion of convertible preferred stock.

DEER VALLEY CORPORATION

2007 FORM 10-KSB

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

Unless otherwise indicated or the context otherwise requires, all references below in this filing to “we,” “us,” the “Company,” and “Deer Valley” are to Deer Valley Corporation, a Florida corporation, together with its wholly-owned subsidiary, Deer Valley Homebuilders, Inc. (“DVH”), an Alabama corporation formed in January 2004 and the Company’s primary operating entity.

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

During the first quarter of 2006, the Company entered into the Securities Purchase and Share Exchange Agreement, which, among other matters, resulted in the Company raising in excess of $7,400,000 in exchange for the issuance of its Series A Convertible Preferred Stock, Series A Common Stock Purchase Warrants, and Series B Common Stock Purchase Warrants.

Contemporaneous with the completion of the Series A Preferred Offering and Share Exchange, Deer Valley Acquisition Corp (“DVA”), a wholly owned subsidiary of the Company, acquired 100% of the issued and outstanding capital stock of DVH. On July 24, 2006 the Company held a Special Meeting of Stockholders not in lieu of an annual meeting at which time it obtained the approval of an amendment to the Company’s Certificate of Incorporation to change the name of the Company from Cytation Corporation to Deer Valley Corporation.

Business of the Issuer

Overview

The Company, through its wholly-owned subsidiary, DVH, with its business offices located at 205 Carriage Street, P.O. Box 310, Guin, Alabama 35563, is engaged in the production, sale and marketing of factory-built homes in the southeastern and south central U.S. housing market. As of the date of this filing, we manufacture all of our factory-built homes in two manufacturing facilities, one located in Guin, Alabama and one located in Sulligent, Alabama. We rely upon a team of regional sales directors and approximately 80 independent dealers to market our factory-built homes in over 100 retail locations. As of the date of this filing, we are selling our factory-built homes in 13 states through our network of independent dealers and retail centers.

In addition, the Company has increased its involvement in the modular segment of the factory built housing industry. A modular home is a home comprised of sections, known as modules, which are built in a factory and transported to a site to be joined together on a permanent foundation and is distinct from our factory-built homes (“HUD Code homes”), which are constructed in accordance with the Federal Manufactured Home Construction and Safety Standards promulgated by the U.S. Department of Housing and Urban Development, better known as the “HUD Code.” As its initial entry into the modular segment, the Company is targeting the production of smaller units (less than 3,000 square feet) that are readily producible, in a cost efficient manner, using the Company’s existing manufacturing capabilities. The Company sells these models to large tract developers, government sponsored agencies, and independent dealers.

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

During the fourth quarter of 2007, the Company was awarded two separate contract extensions by the State of Mississippi for the production and delivery of an additional 250 two-bedroom cottages as part of the State of Mississippi’s pilot program to test and evaluate future disaster housing units. All of the units to be produced by the Company under the contract extension are scheduled to be delivered prior to March 31, 2008. The total anticipated proceeds from the two extensions, when combined with the original contract, brings the combined proceeds of the pilot phase contracts awarded to Deer Valley to a total of $19,510,000.

To provide increased flexibility to fulfill it government contracts, on August 10, 2007, DVH entered into a Revolving Bridge Loan and Security Agreement with Fifth Third Bank, providing for a line of credit of $5,000,000. This facility has a six-month term and has a variable interest rate at 2.50% above LIBOR. (see paragraph below titled “Liquidity and Capital Resources”).

Manufacturing Operations

We currently produce all of our factory-built homes at two manufacturing facilities in Guin and Sulligent, Alabama. Our facilities normally function on a single-shift, five-day work week basis. However, at the beginning of 2007 and continuing through the first quarter of 2007, we restricted our production to four days per week or approximately 80% of our “normal” production rate and closed our manufacturing facilities for the last week of March. These reductions reflected the industry wide softness in demand during the first quarter of 2007 for HUD Code housing units. During the fourth quarter of 2007, the Company’s average production rate was [9.5] “floors” produced per day.

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

Backlog of Orders and Sales Policies

Substantially all production of our factory-built homes is initiated against specific orders. As of December 29, 2007, our total backlog of orders stood at 5.6 weeks based on our average production rate of 9.5 floors per day. Excluding the cottages scheduled to be manufactured for the State of Mississippi during the first quarter of 2008, our total sales backlog was approximately 1.5 weeks at our average production rate. Dealer orders are subject to cancellation prior to commencement of production, and we do not consider our backlog to be firm orders. Because we operate in an industry where order lead times are extremely short, we do not view backlog at any point in time to be indicative of the level of our future revenues.

Sales of our HUD Code homes are made to dealers either through floor-plan financing arrangements with a financial institution or on a cash basis. When a HUD Code home is purchased, we receive payment either directly from the dealer or from a financial institution which has agreed to finance dealer purchases of our manufactured homes. As is customary in our industry, many financial institutions that finance dealer purchases require that we execute a repurchase agreement which provides that, in the event a dealer defaults on its repayment of the financing arrangement, we agree to repurchase the manufactured home from the financing institution, in accordance with a declining repurchase price schedule that is mutually agreed upon. Because we do not build significant inventories of either finished goods or raw materials and because we initiate production against a specific product order, we do not have significant inventories or a backlog of product orders.

Products

We currently offer 45 different models of HUD Code homes, with a variety of decors that are marketed under our Deer Valley brand name. We currently manufacture and sell single-section and multi-section HUD Code homes, with 90% of the HUD Code homes we produced in 2007 consisting of multi-section units (excluding the cottages for the State of Mississippi). We offer over 45 different floor plans, ranging in size from approximately 840 to 2,580 square feet. Many of our homes are customized to homebuyers’ specifications. Many features associated with site-built homes are included in factory-built homes, such as central heating, name-brand appliances, carpeting, cabinets, walk-in closets, wall coverings, and porches. Also, many of our independent dealers offer optional features including central air conditioning, carports, garages, and furniture packages. We believe that our willingness to offer factory trim-out services and customize floor plans and design features to match homebuyers’ preferences is a principal factor which differentiates us from our competitors.

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

In March 2007, the Company continued to expand its product offerings with a new modular home line. The company initially constructed three floor plans between 1,770 and 1,980 square feet. The homes are currently offered in five states: Alabama, Mississippi, Louisiana, Arkansas and Tennessee. These modular homes include front load porch designs to accommodate the narrow lot lines typical in coastal areas. Our modular homes will be constructed standard to a 110 mile per hour wind load and an optional 140 mile per hour wind load. The Company is seeking to expand into other states with new designs to fulfill the growing demand among builders and developers for factory-built structures. Typical features in our modular homes include “heavy built” construction very similar to Deer Valley Homebuilders, Inc.’s other offerings. The Company will perform customization in this line of modular homes, as each builder has different needs.

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

Deer Valley has traditionally focused on designing factory-built homes with features comparable to site-built homes. In addition to offering the consumer options specified in the preceding paragraph, Deer Valley generally offers extensive customization of floor plan designs and exterior elevations to meet specific customer preferences. The following table sets forth the total factory homes built and sold, square footage, and retail price range in 2007:

Number of Homes Sold:

Multi-section Homes	1750 floors or 876 units
Single-section Homes	95 floors or 95 units
State of Mississippi Cottages	200 floors or 200 units
Total Homes	2045 floors or 1171 units

Type of Homes	Square Feet	Retail Price Range (excluding land)
Multi-floor Homes	1,560 to 2,580	$59,000 to $119,000
Single-floor Homes	840 to 1,140	$39,000 to $59,000
State of Mississippi Cottages	728 to 840	$47,900 to $51,400

Independent Dealer Network, Sales and Marketing

As of the date of this filing, we had approximately 80 participating independent dealers marketing our factory-built homes at around 100 locations. Our independent dealers are not required to exclusively sell our homes and will typically choose to offer the products of other manufacturers in addition to ours. We do not have written exclusive agreements with our independent dealers and do not have any control over the operations of, or financial interest in, any of our independent dealers. We are not dependent on any single dealer, and in 2007, our largest dealer location accounted for approximately 8% of our sales including the State of Mississippi, and 9.5% excluding the State of Mississippi. The contracts with the State of Mississippi accounted for 15.3% of our sales.

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

During the fiscal year ended December 31, 2007, we estimate that the percentage of our revenues by region was as follows:

Regions	Primary States	Percentage of Revenue by Region
Southeast	Alabama, Florida, Georgia, Kentucky, Mississippi, Tennessee and West Virginia	54%

South Central	Louisiana, Oklahoma, Texas, Illinois, Arkansas, Missouri, Indiana and Kansas	46%

Our manufacturing facility currently serves approximately 80 dealers and our sales staff maintains and monitors our relationships with each independent retailer in an effort to maintain excellent relationships with our network of independent dealers.

Continuing Operations

Factory-Built Homes - Industry Trends

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

Because a variety of products are described as “modular,” including educational and commercial facilities, as well as single-family homes, accurate information on modular home sales is difficult to obtain. However, it is widely accepted that HUD Code home sales are trending downward largely due to being zoned out of certain urban and coastal areas. All housing starts were down 36% in 2007 as compared to 2006, and HUD Code homes are not immune from this trend. In addition, HUD Code sales are periodically affected by financing shortages. Conversely, modular home shipments have been rising, as the availability of on-site labor decreases and the demand for affordable housing increases.

Economic pressures in the last half of 2007 have caused some dealers in the Company’s network to cease doing business. The Company typically replaces any non-operating dealers with other dealers in or around the area. However, this trend may continue in the near future presenting an ongoing risk to the Company.

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

Independent Dealer Financing

Substantially all of our independent dealers finance their purchases through “floor-plan” arrangements under which a financial institution provides the dealer with a loan for the purchase price of the home and maintains a security interest in the home as collateral. In connection with a floor-plan arrangement, the financial institution that provides the independent dealer financing customarily requires DVH to enter into a separate repurchase agreement with the financial institution, under which DVH is obligated, upon default by the independent dealer, to repurchase the home at the original invoice price less the cost of all damaged/missing items, plus certain administrative and shipping expenses. The repurchase agreement relates to homes located on an authorized dealer’s lot and in new, sellable condition. As a result, the potential repurchase liability may be offset by the value of the repurchased house. The risk of loss which we face under these repurchase agreements is also lessened by additional factors listed under Item 6 of this filing, at “Reserve for Repurchase Commitments.”

As of December 31, 2007, DVH’s contingent repurchase liability under floor plan financing arrangements through independent dealers was approximately $17,202,000. While homes repurchased by DVH under floor-plan financing arrangements are usually sold to other dealers, no assurance can be given that DVH will be able to sell to other dealers homes which it may be obligated to repurchase in the future or that DVH will not suffer more losses with respect to, and as a consequence of, those arrangements than we have accrued in our financial statements.

Competition

The factory-built housing industry is highly competitive at both the manufacturing and retail levels, with competition based upon numerous factors, including total price to the dealer, customization to homeowners’ preferences, product features, quality, warranty repair service, and the terms of dealer and retail customer financing. We have many competitors, ranging from very large, experienced, and well-financed companies to small, specialized manufacturers. Numerous firms produce HUD Code homes and modular homes in the southeastern and south central United States, many of which are in direct competition with us. In addition, certain of our competitors provide retail customers with financing from captive finance subsidiaries.

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

The capital requirements for entry as a producer in the factory-built housing industry are relatively small in comparison to potential revenue. However, we believe that entry into the industry may be more difficult due to the repurchase requirements imposed by the floor plan financing obtained by dealers. In addition, we believe that the qualifications for obtaining inventory financing, which are based upon the financial strength of the manufacturer and each of its dealers, have recently become more difficult to meet due to the departure of financial institutions from the market and efforts of our competitors to add dealers to their sales network.

We believe that our willingness to customize floor plans and design features to match customer preferences, offer factory-provided trim-out and installation services, and provide efficient customer service differentiate us from most of our competitors in the factory-built housing industry. By focusing our manufacturing efforts exclusively on HUD Code homes and modular homes on a cost-effective basis and by relying upon our strong network of regional independent dealers within our geographical market, we have been able to minimize our administrative and marketing expenses while providing our customers with a competitively priced product that maximizes value for the purchase price paid for the home. In addition, we maintain close relationships with each of our independent dealers and carefully monitor our service responsibilities to the customers who purchase a factory-built home from us.

Regulation

Deer Valley’s factory-built homes are subject to a number of federal, state and local laws. Construction of HUD Code homes is governed by the National Manufactured Housing Construction and Safety Standards Act of 1974 (“1974 Act”). In 1976, HUD issued regulations under the 1974 Act establishing comprehensive national construction standards. The HUD regulations cover all aspects of HUD Code home construction, including structural integrity, fire safety, wind loads, thermal protection, plumbing, and electrical work. Such regulations preempt conflicting state and local regulations. Our manufacturing facilities and the plans and specifications of our HUD Code homes have been approved by a HUD-designated inspection agency. An independent, HUD-approved, third-party inspector checks each of our HUD Code homes for compliance during at least one phase of construction. In 1994, HUD amended construction safety standards to improve the wind force resistance of HUD Code homes sold for occupancy in coastal areas prone to hurricanes. Failure to comply with the HUD regulations could expose us to a wide variety of sanctions, including closing our manufacturing plants. We believe that our HUD Code homes meet or surpass all present HUD requirements.

HUD Code, modular, and site-built homes are all built with oriented strand board, paneling, and other products that contain formaldehyde resins. Since February 1985, HUD has regulated the allowable concentration of formaldehyde in certain products used in factory-built homes and requires manufacturers to warn purchasers concerning formaldehyde-associated risks. We currently use materials in our factory-built homes that meet HUD standards for formaldehyde emissions and that otherwise comply with HUD regulations in this regard. In addition, certain components of factory-built homes are subject to regulation by the Consumer Product Safety Commission (“CPSC”), which is empowered to ban the use of component materials believed to be hazardous to health and to require the manufacturer to repair defects in components of its homes. The CPSC, the Environmental Protection Agency, and other governmental agencies are evaluating the effects of formaldehyde. In February 1983, the Federal Trade Commission adopted regulations requiring disclosure of HUD Code home’s insulation specifications.

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

Employees

We currently have approximately 453 employees, all of whom are full-time. None of our employees are represented by a labor union and we consider our relationships with our employees to be good.

ITEM 2.	DESCRIPTION OF PROPERTY

The Company’s executive and operating offices are located at 4218 W. Linbaugh Avenue, Tampa, FL, which were formerly located at 4902 Eisenhower Blvd., Suite 185, Tampa, FL 33634. The Company moved its offices to the new location on in early 2007. The telephone number at the Company’s executive offices is (813) 885-5998. DVH’s principal manufacturing plant and offices are located at 205 Carriage Street, Guin, Alabama 35563 (the “Guin Property”), and its telephone number is (205) 468-8400. DVH’s principal manufacturing plant and company offices consist of a manufacturing plant with 107,511 square feet, a frame shop with 10,800 square feet, material shed of 23,172 square feet and offices with 11,250 square feet of space. DVH owns the buildings and 25.5 acres underlying these facilities. DVH has executed a mortgage on the Guin Property in favor of a national bank.

In addition, DVH owns a satellite manufacturing facility with a 65,992 square foot manufacturing plant located on approximately 13 acres of land in Sulligent, Alabama (the “Sulligent Property”). The purchase price for the Sulligent Property was $725,000, subdivided as follows. DVH assumed the seller’s mortgage of approximately $610,000 and agreed to pay the remaining $115,000 to the seller in equal monthly payments of $5,000 for twenty-three months. The seller of the Sulligent Property was Steven J. Logan, the father of DVH’s President and General Manager, Joel Logan. The Sales Contract was approved by the disinterested members of DVH’s Board of Directors and the Chief Executive Officer of the Company.

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

During the fourth quarter of the fiscal year which ended on December 31, 2007, no matter was submitted to a vote of security holders.

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

2006 Quarter Ended	High	Low
December 31, 2006	$2.35	$1.45
September 30, 2006	$2.90	$1.11
June 30, 2006	$3.90	$2.25
March 31, 2006	$2.97	$1.10

2007 Quarter Ended
December 31, 2007	$1.15	$.95
September 30, 2007	$1.24	$.96
June 30, 2007	$1.40	$1.10
March 31, 2007	$2.00	$1.20

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

Holders Of Common Stock

On March 3, 2008, there were 398 registered holders or persons otherwise entitled to hold our common shares pursuant to a shareholders’ list provided by our transfer agent, Computershare Investor Services, N.A. The number of registered shareholders excludes any estimate by us of the number of beneficial owners of common shares held in street name.

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

Securities Authorized For Issuance Under Equity Compensation Plans

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding option, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	700,000	$1.115	1,100,000	(1)
Total	700,000	$1.115	1,100,000

(1)	Under the terms of the 2007 Incentive Plan, there are only 300,000 shares remaining that may be issued as incentive stock options leaving 800,000 issuable shares that would not be the subject of an option or warrant.

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

Recent Sales of Unregistered Securities

Except as reported in previous filings, we did not sell any securities in transactions which were not registered under the Securities Act in the quarter ended December 31, 2007.

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

Overview

The Company, through its wholly owned subsidiary DVH, manufactures and designs factory-built homes at its principal manufacturing plant located in Guin, Alabama and a separate manufacturing plant in Sulligent, Alabama that are sold to a network of independent dealers located primarily in the southeastern and south central regions of the United States. For more information on the company’s lines of business and principal products and services, please see the section of this filing entitled “Description of Business.”

In recent years, the factory-built housing industry has suffered a downturn in sales as a result of a tightening of credit standards, restricted availability of retail and wholesale financing, and excessive inventory levels. This industry decline began in 1999, approximately five years before we successfully launched and began to rapidly grow our business in January, 2004. The Company’s executives are continuing to focus on two matters to continue to combat this slowdown. First, management is addressing the well-publicized slowdown in the housing industry with a focus on sales. We have excelled in a tough industry through efficient manufacturing at our production facilities, industry leading products, experienced and capable relations oriented sales and management teams, stringent cost controls, and attention to dealer support, customer satisfaction, and service efforts.

Second, in recognition of an important trend in the housing market toward modular homes and as part of its strategic plan to continue its growth in a challenging industry, management plans will continue to increase the Company’s involvement in the modular segment of the factory-built housing industry. As its initial entry into the modular segment, the Company has targeted the production of smaller units (less than 3,000 square feet) that are readily producible, in a cost efficient manner, using the Company’s existing manufacturing capabilities. The Company intends to sell these models to large tract developers and independent dealers.

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

The Company has aggressively sought to take advantage of its Alabama location and reputation in the Gulf Coast area to become a significant participant in the permanent rebuilding of the Gulf Coast region and the production of prototypes for future disaster recovery housing units. As an immediate result of its efforts, in June 2007 the Company’s plant in Guin, Alabama was selected by the State of Mississippi to produce 50 two-bedroom and 100 three-bedroom cottages as part of a program, the “Mississippi Alternative Pilot Program”, that is designed to test and evaluate future disaster housing units. The total combined value of this initial pilot phase contract awarded to the Company was $7,535,000. All units contracted for with the Company under this initial contract were produced and delivered before the end of the third quarter of 2007.

In October 2007, the Company was awarded a contract extension by the State of Mississippi for the production and delivery of an additional 150 two-bedroom cottages as part of the State of Mississippi’s pilot program to test and evaluate future disaster housing units. As with the initial contract, the Company will deliver the units to state designated staging areas located near the Gulf Coast. Total proceeds from this contract extension is $7,185,000 which, when combined with the original contract for the manufacture of 50 two-bedroom and 100 three-bedroom cottages, brought the proceeds of the State of Mississippi contracts awarded to Deer Valley to a total of $14,720,000.

In December 2007, the scope of the Company’s contract with the State of Mississippi was further increased to provide for the production and delivery of an additional 100 two-bedroom cottages. The Company estimates that this increase in scope will generate an additional $4,790,000 in revenue, which will bring the Company’s combined revenue from the State of Mississippi contract to a total of $19,510,000. All of the units to be produced by the Company under the two contract extensions are scheduled to be delivered prior to March 31, 2008. The total amount received for the contracts with the State of Mississippi accounted for 15.3% of the Company’s total sales. The Company cannot predict whether the State of Mississippi will provide any additional extensions of the initial contract beyond those that the Company has already received.

To provide increased flexibility to fulfill it government contracts, on August 10, 2007, DVH entered into a Revolving Bridge Loan and Security Agreement with Fifth Third Bank, providing for a line of credit of $5,000,000. This facility has a six-month term and has a variable interest rate at 2.50% above LIBOR. (see paragraph below titled “Liquidity and Capital Resources”), which the Company subsequently extended to a nine month term.

Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment by our management. Information for the year ended December 31, 2006 and year ended December 31, 2007 is that of the Company on a consolidated basis with DVH reflecting the Company’s acquisition of DVH on January 18, 2006, pursuant to the terms of the Securities Purchase and Share Exchange Agreement.

Revenues. The Company had gross revenues of $63,283,527 in fiscal year 2007, as compared to $65,460,735 in fiscal year 2006. Revenue for 2007 was less than that of 2006 primarily due to reduced production schedule during the first quarter of 2007 reflecting the industry wide softness in demand for HUD Code housing units. This difference was partially offset by the Company’s fulfillment of its initial contract with the State of Mississippi for the production of 50 two-bedroom and 100 three-bedroom cottages as part of its program that is designed to test and evaluate future disaster housing units. Our cost of revenues sold as a percentage of revenue decreased to a minor degree for 2007 versus 2006. For the fiscal year 2007, our cost of revenues as a percentage of revenue decreased to 83.7%, as compared to 84.6% for the corresponding period for 2006.

Selling, General, and Administrative Expenses. Selling, general and administrative expenses consisted of payroll and related expenses for executive, accounting, and administrative personnel, professional fees, and other general corporate expenses. Selling, general, and administrative expenses for the fiscal year ending December 31, 2007 were $6,794,375, compared to $6,078,914 for the fiscal year 2006. General and administrative costs increased primarily due to increased production capacity, increased trade show participation, increased administration cost associated with the MEMA project, and increased non-cash compensation to members of the Board of Directors. During the 2007 fiscal year, the Company awarded to members of the board of directors, in the aggregate, 350,000 stock options with an exercise price of $1.14 and 350,000 stock options with an exercise price of $1.09. In connection with such awards, the Company recognized $119,903 of expense related to issuances in the Consolidated Statement of Operations for the fiscal year ending December 31, 2007.

Net Income (Loss). The net income for the year ended December 31, 2007 was $2,445,685, compared to $2,798,544 for the year ended December 31, 2006. After accounting for the stock dividend payable to preferred stockholders and the deemed dividend to preferred stockholders on beneficial conversion features, the net income to common stockholders for the fiscal year 2007 was $2,022,645, compared to a net loss of $6,456,956 for the fiscal year 2006. The significant increases in net income to common stockholders for 2007 versus 2006 are primarily attributable to the elimination of an $8.78 million non-recurring, non-cash, deemed dividend to preferred stockholders on beneficial conversion features that burdened the reported earnings attributable to common stockholders for the first three fiscal quarters of 2006. With the realization of the deemed dividend to shareholders in the third quarter of 2006, the impact of the beneficial conversion features upon the Company’s financial statements ceased.

Liquidity and Capital Resources

Management believes that the Company currently has sufficient cash flow from operations, available bank borrowings, cash, and cash equivalents to meet its short-term working capital requirements. The Company had $4,778,334 in cash and cash equivalents as of December 31, 2007, compared to $7,431,152 in cash and cash equivalents as of December 31, 2006. This decrease was primarily due to the payment of the accrued liability resulting from payments to certain former owners of DVH relating to an earnout agreement discussed below in “Off-Balance Sheet Arrangements.” Should our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner which will increase or accelerate our anticipated costs or capital demand, such as through the acquisition of new products, our working capital could be depleted at an accelerated rate.

The net cash used in operating activities for the fiscal year ended December 31, 2007 was $401,570. The net cash provided from operating activities for fiscal year ended December 31, 2006 was $4,678,701. The reduction of cash provided by operating activities for 2007, in comparison to the Company’s prior fiscal year, is attributable primarily to a temporary increase in receivables in the third and fourth quarters related to the Company’s fulfillment of its initial contract and subsequent extensions with the State of Mississippi. During October 2007, the Company received payment from the State of Mississippi for a significant portion of the initial contract and repaid all borrowings under its Revolving Bridge Loan with Fifth Third Bank. The Company’s account receivables as of December 31, 2007 was $5,098,010, including $2,395,000 due from the State of Mississippi, as compared to $2,174,998 as of December 31, 2006. The Company anticipates receiving all remaining payments from the State of Mississippi during the first and second quarters of 2008.

The net cash used in investing activities for the fiscal year ended December 31, 2007 was $1,664,519, which primarily reflects additional purchase price paid to the previous owners under the earnout provisions. The net cash used in investing activities for the fiscal year ended December 31, 2006 was $4,582,651, which primarily relates to the Company’s acquisition of DVH and property and equipment costs related to the opening of the Sulligent plant.

The net cash used in financing activities for the fiscal year ended December 31, 2007 of $586,728 was the net result of cash payments of $2,464,550 relating to the earnout agreement and borrowing $1,916,000 on the Revolving Bridge Loan against outstanding accounts receivable with the State of Mississippi. The net cash provided from investing activities for the fiscal year ended December 31, 2006 of $7,334,881 was the result of the issuance of preferred stock of $7,698,648 and net borrowings on the line of credit of $457,033 offset by payments of accrued shareholder distributions of $817,794.

On April 11, 2007, the Company entered into a Loan and Security Agreement providing for a revolving line of credit in an amount not to exceed Two Million Five Hundred Thousand and No/100 Dollars ($2,500,000) (the “DV Loan Agreement”) evidenced by a revolving credit note and secured by accounts receivable, inventory, equipment and all other tangible and intangible personal property of the Company and DVH. The purpose of the DV Loan Agreement is to provide a standby source of working capital, letters of credit required by the terms of certain repurchase agreements and performance bonds entered into in the normal course of the Company’s business, to provide financing for potential acquisition(s) of new manufacturing facilities or subsidiaries, and to provide funding for the Company’s entry into the modular home market. The DV Loan Agreement has a one year term and has a variable interest rate at 2.60% above LIBOR. Upon issuance of a letter of credit, the Company is charged a letter of credit fee equal to 1.00% of the face amount of the letter of credit.

In addition to the above, on April 11, 2007, DVH renewed its existing Loan and Security Agreement providing for a revolving line of credit in an amount not to exceed Two Million Five Hundred Thousand and No/100 Dollars ($2,500,000.00) (the “DVH Loan agreement”) evidenced by a revolving credit note and secured by accounts receivable, inventory, equipment and all other tangible and intangible personal property of DVH and the Company. The purpose of the DVH Loan is to provide standby working capital and letters of credit required by the terms of certain repurchase agreements and performance bonds entered into in the normal course of DVH’s business. The DVH Loan Agreement has a one year term and has a variable interest rate at 2.60% above LIBOR. Upon issuance of a letter of credit, DVH is charged a letter of credit fee equal to 1.00% of the face amount of the letter of credit.

On August 10, 2007, DVH entered into the Revolving Bridge Loan with Fifth Third Bank, providing for a line of credit in an amount not to exceed Five Million and No/100 Dollars ($5,000,000), evidenced by a revolving credit note and secured by accounts receivable, inventory, equipment and all other tangible and intangible personal property of DVH. The purpose of the new facility is to provide a standby source of working capital for fulfillment of one or more contracts with the State of Mississippi to construct housing units under the “Mississippi Alternative Pilot Program.” This facility originally had a six-month term with has a variable interest rate at 2.50% above LIBOR. In the first quarter of 2008, the term for the Company’s Revolving Bridge Loan was extended to nine months.

On May 26, 2006, DVH entered into a Loan Agreement with a national bank (the “Lender”) providing for a loan of Two Million and No/100 Dollars ($2,000,000.00) (the “Loan”) evidenced by a promissory note and secured by a first mortgage on DVH’s properties in Guin, Alabama and Sulligent, Alabama, including the structures and fixtures located thereon, as well as its interest in any lease thereof. The purpose of the loan is to pay off an existing loan from another bank secured by the Guin property and to reduce the outstanding balance on DVH’s revolving credit facility with the Lender. The net effect of the reduction in the revolving credit balance is to increase the credit available to DVH for working capital under its revolving facility. The Loan has a term from May 26, 2006 through June 1, 2011 and has a variable interest rate at 2.25% above LIBOR. There is no prepayment penalty. Future advances are available under the Loan Agreement, subject to approval by the Lender. Also on May 26, 2006, the Company guaranteed the Loan. Should DVH default, thereby triggering acceleration of the Loan, the Company would become liable for payment of the Loan.

In addition to the revolving line of credit described in the preceding paragraph, DVH, during its normal course of business, is required to issue irrevocable standby letters of credit in the favor of independent third party beneficiaries to cover obligations under repurchase agreements. The Company is contingently liable under the terms of these repurchase agreements with financial institutions providing inventory financing for retailers of our products. For more information on the repurchase agreements, including the Company’s contingent liability thereunder, please see “Reserve for Repurchase Commitments” below. As of December 31, 2007, no amounts had been drawn on the above irrevocable letters of credit by the beneficiaries.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments which affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. For a description of those estimates, see Note 2, Summary of Significant Accounting Policies, contained in the explanatory notes to the Company’s financial statements for the fiscal year ended December 31, 2007, contained in this filing. On an ongoing basis, we evaluate our estimates, including those related to reserves, deferred tax assets, valuation allowances, impairment of long-lived assets, fair value of equity instruments issued to consultants for services, and estimates of costs to complete contracts. We base our estimates on historical experience and on various other assumptions which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities which are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. However, we believe that our estimates, including those for the above-described items, are reasonable.

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

Warranties

We provide our retail buyers with a one-year limited warranty covering defects in material or workmanship, including plumbing and electrical systems. We record a liability for estimated future warranty costs relating to homes sold, based upon our assessment of historical experience and industry trends. In making this estimate, we evaluate historical sales amounts, warranty costs related to homes sold and timing in which any work orders are completed. The Company has accrued a warranty liability reserve of $2,130,000 on its balance sheet as of December 31, 2007 compared with a warranty liability reserve of $2,000,000 on its balance sheet as of December 31, 2006. Although we maintain reserves for such claims, there can be no assurance that warranty expense levels will remain at current levels or that the reserves that we have set aside will continue to be adequate. A large number of warranty claims which exceed our current warranty expense levels could have a material adverse affect upon our results of operations.

Volume Incentives Payable

We have relied upon volume incentive payments to our independent dealers who retail our products. These volume incentive payments are accounted for as a reduction to gross sales, and are estimated and accrued when sales of our factory-built homes are made to our independent dealers. Volume incentive reserves are recorded based upon the annualized purchases of our independent dealers who purchase a qualifying amount of home products from us. We accrue a liability to our dealers, based upon estimates derived from historical payout rates. Volume incentive costs represent a significant expense to us, and any significant changes in actual payouts could have an adverse affect on our financial performance. We had a reserve for volume incentives payable of $695,975 as of December 31, 2007, as compared to $791,928 as of December 31, 2006.

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

The maximum amount for which the Company is contingently liable under such agreements amounted to approximately $17,202,000 at December 31, 2007, as compared to $15,765,000 at December 31, 2006. As of December 31, 2007 and December 31, 2006, we had reserves of $185,000 and $77,500, respectively, established for future repurchase commitments, based upon our prior experience and evaluation of our independent dealers’ financial conditions. Because Deer Valley to date has not experienced any significant losses under these agreements, management does not expect any future losses to have a material effect on our accompanying financial statements.

Revenue Recognition

Revenue for our products sold to independent dealers are generally recorded when all of the following conditions have been met: (i) an order for the home has been received from the dealer, (ii) an agreement with respect to payment terms has been received, and (iii) the home has been shipped and risk of loss has passed to the dealer.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations . This accounting principle requires the fundamental requirements of acquisition accounting (purchase accounting) be applied to all business combinations in which control is obtained regardless of consideration and for an acquirer to be identified for each business combination. Additionally, this accounting principle requires acquisition-related costs and restructuring costs at the date of acquisition to be expensed rather than allocated to the assets acquired and the liabilities assumed; minority interests, including goodwill, to be recorded at fair value at the acquisition date; recognition of the fair value of assets and liabilities arising from contractual contingencies and contingent consideration (payments conditioned on the outcome of future events) at the acquisition date; recognition of bargain purchase (acquisition-date fair value exceeds consideration plus any noncontrolling interest) as a gain; and recognition of changes in deferred taxes. This accounting principle will be adopted January 2009. The accounting requirements will be adopted prospectively. Earlier adoption is prohibited. Adoption is not expected to have an impact on consolidated financial position, results of operations or cash flows.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements . This accounting principle eliminates noncomparable accounting for minority interests. Specifically, minority interests are presented as a component of shareholders’ equity; consolidated net income includes amounts attributable to both the parent and minority interest and is disclosed on the face of the income statement; changes in the ownership interest are accounted for as equity transactions if ownership remains controlling; elimination of purchase accounting for acquisitions of noncontrolling interests and acquisitions of additional interests; and recognition of deconsolidated controlling interest based on fair value consistent with Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations . This accounting principle will be adopted January 2009. The accounting requirements will be adopted prospectively, however presentation and disclosure will be adopted retrospectively for all periods presented. Earlier adoption is prohibited. Adoption is not expected to have an impact on consolidated financial position, results of operations or cash flows.

FASB Interpretation No 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), was issued in July 2006. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken, or expected to be taken, on a tax return. The Company will be required to adopt FIN 48 in the first quarter of fiscal 2008. Management is currently evaluating the requirements of FIN 48 and has not yet determined the impact on the financial statements.

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

Off-Balance Sheet Arrangements

In connection with the Capital Stock Purchase Agreement, the Company entered into the Earnout Agreement, pursuant to which additional payments may be paid to the former owners of DVH, as an earnout, based upon the Net Income Before Taxes of DVH during the next five (5) years, up to a maximum of $6,000,000. The business purpose of executing the Earnout Agreement was to set the purchase price of DVH by an objective standard, given that the owners of DVH and the Company could not agree on an outright purchase price.

On November 19, 2007, the Company entered into an amendment to the Earnout Agreement dated January 18, 2006, with the original founders (the “Founders”), now the core operating management for the Company’s wholly owned subsidiary, Deer Valley Homebuilders, Inc. (the “Earnout Amendment”).

During the term of the Earnout Agreement, 50% of the pre-tax profit exceeding $1,000,000 per year will be accrued and become distributable to the former owners of DVH. For the years ended December 31, 2007 and 2006, Deer Valley Homebuilders, Inc. had a pre-tax profit in the amount of $4,461,916 and $4,936,287, respectively, of which $3,461,916 and $3,936,287 was respectively above the Company’s earnout threshold of $1,000,000. The Company accrued 50%, or $1,730,958 in 2007 and $1,968,144 in 2006, of the amount in excess of earnout threshold.

In exchange for the elimination of future performance based cash accruals that were expected to total an additional $2 million over the next 12 to 36 months, the Company issued to the Founders two million shares of Deer Valley’s common stock. In addition, accrued liabilities, totaling approximately $2.75 million by December 31, 2007, were paid to the Founders just prior to year end. The common stock will be held in escrow for a period of approximately three and one half years. The final number of shares released to recipients may be reduced in accordance with vesting requirements if the original earnout criteria is not met. For those shares that are ultimately released, if the open market price of the shares at the time of the release should be less than $1.00/share, the Company has agreed to either issue additional shares or pay a cash amount equal to the difference between $1.00 and the share price.

ITEM 7.	FINANCIAL STATEMENTS

Included herewith are the following financial statements:

Item 7.	Financial Statements

De er Valley Corporation & Subsidiary

Consolidated Financial Statements

For the Years Ended December 31, 2007 and 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Deer Valley Corporation

Tampa, Florida

We have audited the consolidated accompanying balance sheet of Deer Valley Corporation and Subsidiary as of December 31, 2007 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Deer Valley Corporation and Subsidiary at December 31, 2007, and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

/s/ KBL, LLP
KBL, LLP
Tampa, Florida
February 29, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Deer Valley Corporation

Tampa, Florida

We have audited the consolidated accompanying balance sheets of Deer Valley Corporation and Subsidiary as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

/s/ Herman, Lagor, Hopkins & Meeks, P.A.

Herman, Lagor, Hopkins & Meeks, P.A.
Tampa, Florida
March 24, 2007

Deer Valley Corporation & Subsidiary

Consolidated Balance Sheets

ASSETS

	December 31,
	2007	2006
Current Assets:
Cash	$4,778,334	$7,431,152
Accounts receivable	5,098,010	2,174,998
Employee Advances	—	16,600
Inventory	1,948,746	1,297,643
Deferred Tax Asset	905,915	742,853
Prepaid expenses and other current assets	146,271	103,969

Total Current Assets	12,877,275	11,767,215

Fixed Assets:
Property, plant and equipment, net	3,079,025	3,207,269

Other Assets:
Goodwill	7,256,917	5,721,413
Other assets	148,625	140,162

Total Other Assets:	7,405,541	5,861,575

Total Assets	$23,361,842	$20,836,059

LIABILITIES AND STOCKHOLDERS’EQUITY
Current Liabilities:
Current maturities of long term debt	$81,331	$1,308,363
Notes payable	1,916,000	—
Accounts payable	1,099,852	780,023
Accrued expenses	2,469,868	2,651,786
Accrued warranties	2,130,000	2,000,000
Income taxes payable	84,611	307,430
Accrued preferred dividends	201,802	217,507

Total Current Liabilities	7,983,462	7,265,109

Long Term Liabilities:
Long-term debt, net of current maturities	1,807,479	3,121,084
Put liability	681,200	—
Deferred tax liability	501,832	—

Total Liabilities	10,973,973	10,386,193

Stockholders’ Equity:
Series A Preferred stock, $0.01 par value, 750,000 shares authorized, 629,775 and 657,525 shares issued and outstanding, respectively.	6,297,745	6,575,245
Series C Preferred stock, $0.01 par value, 26,750 shares authorized, 22,463 and 26,750 shares issued and outstanding, respectively.	224	267
Series E Preferred stock, $0.01 par value, 1,000,000 authorized, 1,000,000 and 750,000 shares issued and outstanding, respectively.	10,000	7,500
Common stock, $0.001 par value, 100,000,000 shares authorized, 11,121,629 and 8,186,572 shares issued and outstanding, respectively.	11,121	8,186
Additional paid-in capital	36,221,024	34,456,598
Common stock escrowed under Earnout Agreement	(2,000,000)	—
Accumulated deficit	(28,152,248)	(30,597,931)

Total Stockholders Equity	12,387,867	10,449,865

Total Liabilities and Stockholders Equity	$23,361,841	$20,836,059

See notes to consolidated financial statements

Deer Valley Corporation & Subsidiary

Consolidated Statements of Operations

	For the Years Ended December 31,
	2007	2006
REVENUE	$63,283,527	$65,460,735

COST OF REVENUE	52,958,375	55,354,088

GROSS PROFIT	10,325,152	10,106,647

OPERATING EXPENSES:
Depreciation	40,583	32,071
Selling, general and administrative	6,794,375	6,078,914

TOTAL OPERATING EXPENSES	6,834,958	6,110,985

OPERATING INCOME	3,490,193	3,995,662

OTHER INCOME (EXPENSES)
Other income	—	14,540
Interest income	222,486	131,476
Interest expense	(171,362)	(130,857)

TOTAL OTHER INCOME/(EXPENSES)	51,124	15,159

INCOME BEFORE INCOME TAXES	3,541,318	4,010,821

INCOME TAX EXPENSE	(1,095,633)	(1,212,278)

NET INCOME	$2,445,685	$2,798,544
Dividends to preferred stockholders	(423,040)	(478,474)
Deemed dividend to preferred stockholders on beneficial conversion feature	—	(8,777,025)

Net Income Available to Common Shareholders	$2,022,645	$(6,456,956)

Net Income/(Loss) Per Share (Basic)	$0.23	$(1.59)
Net Income/(Loss) Per Share (Fully Diluted)	$0.11	$(1.59)

Weighted Average Common Shares Outstanding	8,710,567	4,069,129
Weighted Average Common and Common Equivalent Shares Outstanding	22,268,602	4,069,129

See notes to consolidated financial statements

Deer Valley Corporation & Subsidiary

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2007 and 2006

	Preferred A		Preferred B
	Shares	Amount	Shares	Amount
Balance—December 31, 2005	—	$—	—	$—

Adjustment for shares subscribed (not issued)	—	—	—	—
Sequence Advisors Corporation issuance	—	—	—	—
Issuance of Series A Preferred	545,622	—	—	—
Issuance of Series A Preferred to “DVH” owners as part of purchase price	50,000	—	—	—
Exchange of Debentures for Series A Preferred	150,000	—	—	—
Amortization of Series A Preferred-Beneficial Conversion Feature	—	7,456,215	—	—
Conversion of Series A Preferred	(88,097)	(880,970)	—	—
Exercise of Series A Warrants	—	—	—	—
Common Stock Dividend to Series A Preferred	—	—	—	—
Accrued Series A Preferred Dividend	—	—	—	—
Acquisition of Deer Valley Acquisition (“DVA”)	—	—	49,451	495
Conversion of Series B Preferred	—	—	(49,451)	(495)
Series D Preferred Issuance	—	—	—	—
Amortization of Series D Preferred-Beneficial Conversion Feature	—	—	—	—
Conversion of Series D Preferred	—	—	—	—
Fees Associated with Equity Raise	—	—	—	—
Exchange of Series E Preferred for Common Stock	—	—	—	—
Cashless exercise of BD-1 warrants	—	—	—	—
Net Income	—	—	—	—

Balance—December 31, 2006	657,525	$6,575,245	—	$—

Conversion of Series A Preferred	(27,750)	(277,500)	—	—
Conversion of Series C Preferred	—	—	—	—
Exchange of Series E Preferred for Common Stock	—	—	—	—
Common Stock dividend	—	—	—	—
Exercise of warrants	—	—	—	—
Issuance of Stock Options to Board of Directors	—	—	—	—
Common Stock issuance related to amended Earnout Agreement	—	—	—	—
Accrued Dividends	—	—	—	—
Net Income	—	—	—	—

Balance—December 31, 2007	629,775	$6,297,745	—	$—

See notes to consolidated financial statements

Deer Valley Corporation & Subsidiary

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2007 and 2006

	Preferred C		Preferred D
	Shares	Amount	Shares	Amount
Balance - December 31, 2005	—	$—	—	$—

Adjustment for shares subscribed (not issued)	—	—	—	—
Sequence Advisors Corporation issuance	—	—	—	—
Issuance of Series A Preferred	—	—	—	—
Issuance of Series A Preferred to “DVH” owners as part of purchase price	—	—	—	—
Exchange of Debentures for Series A Preferred	—	—	—	—
Amortization of Series A Preferred-Beneficial Conversion Feature	—	—	—	—
Conversion of Series A Preferred	—	—	—	—
Exercise of Series A Warrants	—	—	—	—
Common Stock Dividend to Series A Preferred	—	—	—	—
Accrued Series A Preferred Dividend	—	—	—	—
Acquisition of Deer Valley Acquisition (“DVA”)	26,750	267	—	—
Conversion of Series B Preferred	—	—	—	—
Series D Preferred Issuance	—	—	132,081	—
Amortization of Series D Preferred-Beneficial Conversion Feature	—	—	—	1,320,810
Conversion of Series D Preferred	—	—	(132,081)	(1,320,810)
Fees Associated with Equity Raise	—	—	—	—
Exchange of Series E Preferred for Common Stock	—	—	—	—
Cashless exercise of BD-1 warrants	—	—	—	—
Net Income	—	—	—	—

Balance - December 31, 2006	26,750	$267	—	$—

Conversion of Series A Preferred	—	—	—	—
Conversion of Series C Preferred	(4,287)	(43)	—	—
Exchange of Series E Preferred for Common Stock	—	—	—	—
Common Stock dividend	—	—	—	—
Exercise of warrants	—	—	—	—
Issuance of Stock Options to Board of Directors	—	—	—	—
Common Stock issuance related to amended Earnout Agreement	—	—	—	—
Accrued Dividends	—	—	—	—
Net Income	—	—	—	—

Balance - December 31, 2007	22,463	$224	—	$—

See notes to consolidated financial statements

Deer Valley Corporation & Subsidiary

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2007 and 2006

	Series E		Common
	Shares	Amount	Shares	Amount
Balance - December 31, 2005	—	$—	982,662	$982

Adjustment for shares subscribed (not issued)	—	—	—	—
Sequence Advisors Corporation issuance	—	—	54,838	56
Issuance of Series A Preferred	—	—	—	—
Issuance of Series A Preferred to “DVH” owners as part of purchase price	—	—	—	—
Exchange of Debentures for Series A Preferred	—	—	—	—
Amortization of Series A Preferred-Beneficial Conversion Feature	—	—	—	—
Conversion of Series A Preferred	—	—	1,174,491	1,174
Exercise of Series A Warrants	—	—	150,481	150
Common Stock Dividend to Series A Preferred	—	—	106,412	106
Accrued Series A Preferred Dividend	—	—	—	—
Acquisition of Deer Valley Acquisition (“DVA”)	—	—	—	—
Conversion of Series B Preferred	—	—	4,945,100	4,945
Series D Preferred Issuance	—	—	—	—
Amortization of Series D Preferred-Beneficial Conversion Feature	—	—	—	—
Conversion of Series D Preferred	—	—	880,540	881
Fees Associated with Equity Raise	—	—	—	—
Exchange of Series E Preferred for Common Stock	750,000	7,500	(750,000)	(750)
Cashless exercise of BD-1 warrants	—	—	642,048	642
Net Income	—	—	—	—

Balance - December 31, 2006	750,000	$7,500	8,186,572	$8,186

Conversion of Series A Preferred	—	—	370,000	370
Conversion of Series C Preferred	—	—	428,700	429
Exchange of Series E Preferred for Common Stock	250,000	2,500	(250,000)	(250)
Common Stock dividend	—	—	361,084	361
Exercise of warrants	—	—	25,273	25
Issuance of Stock Options to Board of Directors	—	—	—	—
Common Stock issuance related to amended Earnout Agreement	—	—	2,000,000	2,000
Accrued Dividends	—	—	—	—
Net Income	—	—	—	—

Balance - December 31, 2007	1,000,000	$10,000	11,121,629	$11,121

See notes to consolidated financial statements

Deer Valley Corporation & Subsidiary

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2007 and 2006

	Additional Paid in Capital	Common Stock Payable-Earnout	Accumulated Deficit	Total
Balance - December 31, 2005	$32,723,371	$-	$(32,839,548)	$(138,695)

Adjustment for shares subscribed (not issued)	—		(23,500)	—
Sequence Advisors Corporation issuance	101,618		—	101,674
Issuance of Series A Preferred	5,456,215		—	5,456,215
Issuance of Series A Preferred to “DVH” owners as part of purchase price	500,000		—	500,000
Exchange of Debentures for Series A Preferred	1,500,000		—	1,500,000
Amortization of Series A Preferred-Beneficial Conversion Feature	(7,456,215)		—	—
Conversion of Series A Preferred	879,796		—	—
Exercise of Series A Warrants	203,000		—	203,150
Common Stock Dividend to Series A Preferred	260,862		—	260,968
Accrued Series A Preferred Dividend	—		(478,474)	(478,474)
Acquisition of Deer Valley Acquisition (“DVA”)	44,009		(54,952)	(10,181)
Conversion of Series B Preferred	(4,450)		—	—
Series D Preferred Issuance	1,189,811		—	1,189,811
Amortization of Series D Preferred-Beneficial Conversion Feature	(1,320,810)		—	—
Conversion of Series D Preferred	1,319,929		—	—
Fees Associated with Equity Raise	(933,146)		—	(933,146)
Exchange of Series E Preferred for Common Stock	(6,750)		—	—
Cashless exercise of BD-1 warrants	(642)		—	—
Net Income	—		2,798,543	2,798,543

Balance - December 31, 2006	$34,456,598	$—	$(30,597,931)	$10,449,865

Conversion of Series A Preferred	277,130		—	—
Conversion of Series C Preferred	(386)		—	—
Exchange of Series E Preferred for Common Stock	(2,250)		—	—
Common Stock dividend	438,385		—	438,746
Exercise of warrants	37,884		—	37,910
Issuance of Stock Options to Board of Directors	119,903		—	119,903
Common Stock issuance related to amended Earnout Agreement	1,316,800	(2,000,000)	—	(681,200)
Accrued Dividends	(423,040)		—	(423,040)
Net Income	—		2,445,685	2,445,685

Balance - December 31, 2007	$36,221,024	$(2,000,000)	$(28,152,248)	$12,387,866

See notes to consolidated financial statements

Deer Valley Corporation & Subsidiary

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,445,685	$2,798,543
Adjustments to reconcile net income (loss) to net cash provided for/used in operating activities:
Depreciation and amortization	277,102	206,232
Stock based compensation	119,903	101,650
Bad debt expense	65,870	—
(Gain)/Loss on sale of property and equipment	—	(14,540)
Changes in assets and liabilities:
(Increase)/decrease in receivables	(2,988,882)	(43,694)
(Increase)/decrease in inventory	(651,103)	(182,085)
(Increase)/decrease in deferred tax asset	(163,062)	(742,853)
(Increase)/decrease in prepayments and other	(54,007)	(104,306)
Increase/(decrease) in accounts payable	319,829	256,645
Increase/(decrease) in accounts payable under dealer incentives	—	451,496
Increase/(decrease) in income taxes payable	(222,819)	307,432
Increase/(decrease) in accrued warranties	130,000	1,250,000
Increase/(decrease) in compensation and related accruals	—	258,168
Increase/(decrease) in accrued expenses	(181,918)	136,013
Increase/(decrease) in deferred tax liability	501,832	—

CASH FLOW PROVIDED FOR/USED IN OPERATING ACTIVITIES	$(401,570)	$4,678,701

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(129,069)	(1,226,605)
Proceeds from sale of property and equipment	—	36,274
Purchase of company, net of cash acquired	—	(3,543,738)
Additional purchase price paid under earnout agreement	(1,535,450)	—
Proceeds from sales of marketable securities	—	151,418

CASH FLOW USED IN INVESTING ACTIVITIES	$(1,664,519)	$(4,582,651)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from preferred issuances	—	7,698,648
Proceeds (repayment) of notes payable	1,839,912	457,033
Distributions to former shareholders	—	(107,206)
Payment of accrued shareholder distributions under earnout provision	(2,464,550)	(817,794)
Proceeds from the exercise of warrants	37,910	203,150
Loan costs	—	(98,950)

CASH FLOW PROVIDED BY FINANCING ACTIVITIES	$(586,728)	$7,334,881

NET INCREASE (DECREASE) IN CASH	$(2,652,818)	$7,430,931
CASH, Beginning	$7,431,152	$221

CASH, Ending	$4,778,334	$7,431,152

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$135,000	$130,857
Taxes	$1,165,000	$1,647,000

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES:
Additional purchase price accrued under earnout provision	$—	$2,464,550
Dividends on preferred stock	$438,385	$478,474
Deemed dividend on beneficial conversion feature	$—	$8,777,025
Common stock issued under earnout agreement	$2,000,000	$—
Common stock unearned under earnout agreement	$(2,000,000)	$—
Put liability	$681,200	$—
Conversion of preferred stock for common stock-net	$275,043	$—

See notes to consolidated financial statements

Deer Valley Corporation & Subsidiary

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2007 and 2006

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Operations - Deer Valley Corporation (“The Company”), through its wholly-owned subsidiary, Deer Valley Homebuilders, Inc. (“DVH”), an Alabama corporation with its business offices located at 205 Carriage Street, P.O. Box 310, Guin, Alabama 35563, is engaged in the production, sale and marketing of factory-built homes in the southeastern and south central U.S. housing market. The Company manufactures its factory-built homes in two manufacturing facilities, one located in Guin, Alabama and the other located in Sulligent, Alabama. The Company relies upon a team of regional sales directors and independent dealers to market the factory-built homes in retail locations.

In the second quarter of calendar year 2007, state and federal agencies, and other government sponsored entities, began distributing Requests for Proposals (RFPs) for housing designed to test and evaluate future disaster recovery housing units for the Gulf Coast region. The Company has sought to take advantage of its Alabama location to become a significant participant in the permanent rebuilding of the Gulf Coast region and the production of prototypes for future disaster recovery housing units.

In addition, the Company has increased its involvement in the modular segment of the factory built housing industry. As its initial entry into the modular segment, the Company is targeting the production of smaller units (less than 3,000 square feet) that are readily producible, in a cost efficient manner, using the Company’s existing manufacturing capabilities. The Company intends to sell these models to large tract developers and independent dealers. Modular homes are typically built in a factory in sections and transported to a site to be joined together on a permanent foundation. Unlike homes constructed in accordance with the Federal Manufactured Home Construction and Safety Standards (“HUD Code homes”), modular homes generally do not have integrated steel frames and axles.

Basis of Presentation - This summary of significant accounting policies is presented to assist in understanding the financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications - Certain reclassifications in prior period amounts have been made to conform to the current period presentation.

Accounting Estimates - The Company’s financial statements are prepared in conformity with accounting principles generally accepted in the United States of America which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year- The Company operates on a 52-53 week fiscal year end. For presentation purposes, the periods have been presented as ending on December 31.

Revenue Recognition - Revenue for manufactured homes sold to independent dealers generally is recorded when all of the following conditions have been met; (a) an order for the home has been received from the dealer, (b) an agreement with respect to payment terms (usually in the form of a written or verbal approval for payment has been received from the dealer’s flooring institution), and (c) the home has been shipped and risk of loss has passed to the dealer.

Concentration of Sales to Certain Customers - During 2007, the Company had sales to one customer of approximately 15%. These sales were not made through the Company’s network of distributors but were made under a contracts awarded to the Company that may or may not continue in the future. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition of this Form 10K.

Fair Value of Financial Instruments - The carrying value of the Company’s cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value because of the short-term nature of these instruments.

Cash Equivalents - The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Accounts Receivable - Accounts receivable represent balances due from dealers. Credit risk associated with balances due from dealers is evaluated by management relative to financial condition and past payment experience. As a result of management’s reviews reserves for uncollectible amounts have been recorded in the accompanying financial statements.

Inventories—Inventories are stated at the lower of cost (first-in, first-out method) or market. Work-in-process and finished goods inventories include an allocation for labor and overhead costs.

Property, Plant, and Equipment—Property, plant and equipment is stated at cost and depreciated over the estimated useful lives of the related assets ranging from 5 to 40 years primarily using the straight-line method. Maintenance and repairs are expensed as incurred.

Category	Useful Life
Land and improvements	10 years
Buildings	40 years
Machinery and equipment	5-10 years
Furniture and fixtures	5-10 years

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

Income Taxes - The Company utilizes the liability method of accounting for income taxes as set forth in SFAS 109, “Accounting for Income Taxes.” Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

Dealer Incentive Programs - The Company provides rebates to dealers based upon a predetermined formula applied to the volume of homes sold to the dealer during the year. These rebates are recorded at the time the dealer sales are consummated.

Advertising Costs - Advertising costs are charged to operations when incurred and are included in operating expenses. Advertising costs for the periods ending December 31, 2007 and 2006 were $112,491 and $68,086, respectively.

Stock Based Compensation - In December 2004, the FASB issued SFAS No.123 (revised 2004), “Share-Based Payment”. SFAS 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) were required to apply SFAS 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. For public entities that file as small business issuers SFAS 123(R) is applicable as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.

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

On July 1, 2007 pursuant to the Long Term Incentive Plan the Company awarded members of the board of directors 350,000 stock options with an exercise price of $1.14 and a term of 10 years. Additionally, on September 7, 2007 the Company awarded members of the board of directors 350,000 stock options with an exercise price of $1.09 and a term of 10 years. All of the options issued were fully vested on the grant date. The Company has recognized $119,903 of expense related to issuances in the Consolidated Statement of Operations for the year ended December 31, 2007.

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

The Company estimates the expected term and volatility of options granted based on values derived from its industry peer group. Our decision to use these measures of expected term and volatility was based upon the lack of availability of actively traded options in the Company’s own common stock and the Company’s assessment that the peer group measure of volatility is more representative of future stock price trends than the Company’s historical volatility. The Company bases the risk-free interest rate for option valuation on Constant Maturity Rates provided by the U.S. Treasury with remaining terms similar to the expected term of the options. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option valuation model. In addition, SFAS No. 123(R) requires forfeitures of share-based awards to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. As this is the Company’s initial issuance and no historical data exists to estimate pre-vesting option forfeitures the Company has recorded stock-based compensation expense for the all the awards vested. The Company uses the straight-line attribution as its expensing method of the value of share-based compensation for options and awards.

Under SFAS No. 123(R) Deer Valley uses the Black-Scholes option valuation model to estimate the fair value of the Company’s option awards. The key assumptions used in the model during the year ended December 31, 2007 are provided below:

December 31, 2007
Risk-free interest rate	4.69%
Expected volatility of stock	26.3%
Dividend yield	0
Expected option life	2 years

The following table summarizes the activity related to all Company stock options and warrants for the year ended December 31, 2007 and 2006:

		Stock	Exercise Price Per Share		Weighted Average Exercise Price Per Share
	Warrants	Options	Warrants	Options	Warrants	Options
Outstanding at December 31, 2005	—	—	—	—	—	—

Granted	23,576,620	—	$0.75-3.00	—	$1.60	—
Exercised	(1,069,643)	—	$0.75-$1.50	—	$0.86	—
Cancelled or expired	—	—	—	—	—	—

Outstanding at December 31, 2006	22,506,977	—	$0.75-3.00	—	$1.64	—

Granted	250,000	700,000	$2.25	$1.09-$1.14	$2.25	$1.12
Exercised	(25,273)	—	$1.50	—	$1.50	—
Cancelled or expired	—	—	—	—	—	—

Outstanding at December 31, 2007	22,731,704	700,000	$0.75-3.00	$1.09-$1.14	$1.64	$1.12

Outstanding and exercisable at December 31, 2007	22,731,704	700,000	$0.75-3.00	$1.09-$1.14	$1.64	$1.12

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

	For the years ended December 31,
	2007	2006
Net income/( loss) available to common shareholders	$2,022,645	$(6,456,956)

Weighted average shares outstanding:
Basic	8,710,567	4,069,129
Diluted	22,268,602	4,069,129
Income/Loss per share:
Basic	$0.23	$(1.59)

Diluted*	$0.11	$(1.59)

*	Diluted weighted average shares outstanding for periods ended December 31, 2006 do not include the effect of the Company’s common stock equivalent shares because to do so would have been anti-dilutive. Accordingly, basic and diluted net loss per share for this period is the same.

The Company’s dilutive common stock equivalent shares as of December 31, 2007 and 2006 include all of the Convertible Preferred shares and any incremental shares, as defined by SFAS No. 128, “Earnings Per Share”, associated with the Company’s outstanding warrants and stock options.

See the detailed list of Common Stock Equivalents below.

Common Stock Equivalents

as of

	Exercise	December 31,
Securities	Price	2007	2006
Preferred:

Series A Preferred		8,396,993	8,766,993
Series C Preferred		2,246,300	2,675,000
Series E Preferred		1,000,000	750,000

Total		11,643,293	12,191,993

Warrants:

Class A Warrants	$1.50	10,369,351	10,394,624
Class B Warrants	$2.25	4,970,824	4,970,824
Class C Warrants	$0.75	2,000,000	2,000,000
Class D Warrants	$0.75	2,000,000	2,000,000
Class E Warrants	$3.00	880,544	880,544
Class F Warrants	$2.25	1,000,000	750,000
Class BD-2 Warrants	$1.50	919,162	919,162
Class BD-3 Warrants	$2.25	459,581	459,581
Class BD-4 Warrants	$1.50	66,121	66,121
Class BD-5 Warrants	$3.00	66,121	66,121

Total		22,731,704	22,506,977

Stock Options:

7/1/07 Issuance	$1.14	350,000	—
9/7/07 Issuance	$1.09	350,000	—

Total		700,000	—

Total common stock equivalents		35,074,997	34,698,970

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations. This accounting principle requires the fundamental requirements of acquisition accounting (purchase accounting) be applied to all business combinations in which control is obtained regardless of consideration and for an acquirer to be identified for each business combination. Additionally, this accounting principle requires acquisition-related costs and restructuring costs at the date of acquisition to be expensed rather than allocated to the assets acquired and the liabilities assumed; minority interests, including goodwill, to be recorded at fair value at the acquisition date; recognition of the fair value of assets and liabilities arising from contractual contingencies and contingent consideration (payments conditioned on the outcome of future events) at the acquisition date; recognition of bargain purchase (acquisition-date fair value exceeds consideration plus any noncontrolling interest) as a gain; and recognition of changes in deferred taxes. This accounting principle will be adopted January 2009. The accounting requirements will be adopted prospectively. Earlier adoption is prohibited. Adoption is not expected to have an impact on consolidated financial position, results of operations or cash flows.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements. This accounting principle eliminates noncomparable accounting for minority interests. Specifically, minority interests are presented as a component of shareholders’ equity; consolidated net income includes amounts attributable to both the parent and minority interest and is disclosed on the face of the income statement; changes in the ownership interest are accounted for as equity transactions if ownership remains controlling; elimination of purchase accounting for acquisitions of noncontrolling interests and acquisitions of additional interests; and recognition of deconsolidated controlling interest based on fair value consistent with Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations. This accounting principle will be adopted January 2009. The accounting requirements will be adopted prospectively, however presentation and disclosure will be adopted retrospectively for all periods presented. Earlier adoption is prohibited. Adoption is not expected to have an impact on consolidated financial position, results of operations or cash flows.

FASB Interpretation No 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), was issued in July 2006. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken, or expected to be taken, on a tax return. The Company will be required to adopt FIN 48 in the first quarter of fiscal 2008. Management is currently evaluating the requirements of FIN 48 and has not yet determined the impact on the financial statements.

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

3. INVENTORY

Inventory consisted of the following components:

	December 31,
	2007	2006
Raw Materials	1,191,376	819,480
Work-in-Process	460,029	379,540
Finished Goods	297,341	98,623

Total Inventory	$1,948,746	$1,297,643

NOTE 4 – PROPERTY, PLANT, AND EQUIPMENT

Property, Plant and Equipment consisted of the following:

	December 31,
Category	2007	2006
Land and improvements	381,961	381,962
Buildings	1,914,200	1,910,539
Machinery and equipment	1,060,934	938,050
Furniture and fixtures	166,893	164,368

	3,523,988	3,394,919
Accumulated depreciation	(444,963)	(187,650)

Total Property, Plant, and Equipment	$3,079,025	3,207,269

Depreciation expense amounted to $257,314 and $178,670 for the years ended December 31, 2007 and 2006, respectively.

NOTE 5 – GOODWILL

As a result of the acquisition of DeerValley Acquisitions Corp. and Deer Valley Homebuilders, Inc., on January 18, 2006, goodwill is reflected on the consolidated balance sheets. A valuation was performed by the Company and it was determined that the estimated fair value of the goodwill in the accounts exceeded its book value by $3,148,177. Additional adjustments to Goodwill have been booked since that time bringing the total balance to $7,256,917 as of December 31, 2007. The adjustments which have been included are an additional $100,000 which was paid and represented a purchase price adjustment and accruals related to the Earnout Agreement (See Note 8-Long-Term Debt-”Earnout Agreement” for further details) totaling: $496,407 for 2005, $1,968,143 for 2006, and $3,731,125 for 2007. There is no assurance that the value of the acquired entities will not decrease in the future due to changing business conditions. Tax deductible goodwill totaled $6,798,542.

Purchased Goodwill	$3,156,863
Purchase Price Adjustment	100,000
Earnout for 2005	496,407
Earnout for 2006	1,968,143

Total Goodwill as of December 31, 2006	5,721,413

Earnout for 2007	1,535,504

Total Goodwill as of December 31, 2007	$7,256,917

NOTE 6 – ACCRUED EXPENSES

Accrued expenses consisted of the following:

	December 31,
Category	2007	2006
Accrued dealer incentive program	695,975	791,928
Accrued third party billings	776,061	701,983
Accrued compensation	734,157	672,163
Accrued insurance	141,288	147,324
Accrued shareholder tax cost	—	107,206
Accrued interest	106,172	94,983
Accrued repurchase commitment	185,000	77,500
Other	(168,785)	58,699

Total Accrued Expenses	$2,469,868	$2,651,786

NOTE 7 – PRODUCT WARRANTIES

The Company provides the retail home buyer a one-year limited warranty covering defects in material or workmanship in home structure, plumbing and electrical systems. The Company estimated warranty costs are accrued at the time of the sale to the dealer following industry standards and historical warranty cost incurred. Periodic adjustments to the estimated warranty accrual are made as events occur which indicate changes are necessary. As of December 31, 2007 and 2006, the Company has provided a liability of $2,130,000 and $2,000,000, respectively for estimated warranty costs relating to homes sold, based upon management’s assessment of historical experience factors and current industry trends.

Management reviews its warranty requirements at the close of each reporting period and adjusts the reserves accordingly. The following tabular presentation reflects activity in warranty reserves during the periods presented:

	For the years ended December 31,
	2007	2006
Balance at beginning of period	$2,000,000	$750,000
Warranty charges	5,485,300	5,876,159
Warranty payments	(5,355,300)	(4,626,159)

Balance at end of period	$2,130,000	$2,000,000

NOTE 8 – LONG-TERM DEBT

Earnout Agreement

On January 18, 2006, the Company’s wholly-owned subsidiary, DeerValley Acquisitions Corp. (dissolved on July 1, 2006), entered into an Earnout Agreement (the “Earnout Agreement”), between Deer Valley Homebuilders, Inc., DeerValley Acquisitions Corp., and the former owners of Deer Valley Homebuilders, Inc. In connection with the Capital Stock Purchase Agreement, the Company entered into the Earnout Agreement, pursuant to which, additional payments may be paid to the former owners of Deer Valley Homebuilders, Inc. as an earnout based upon the Net Income Before Taxes of Deer Valley Homebuilders, Inc. during the next five (5) years, up to a maximum of $6,000,000. In any given year during the term of the Earnout Agreement, 50% of the pre-tax profit exceeding $1,000,000 per year will be accrued and become distributable to the prior shareholders.

On April 12, 2007 the Company made a payment of $1,232,275 pursuant to the Earnout Agreement. The payment represented the current portion due under the Earnout Agreement.

On November 19, 2007, the Company entered into an amendment to the Earnout Agreement dated January 18, 2006, with the original founders (the “Founders”), now the core operating management for the Company’s wholly owned subsidiary, Deer Valley Homebuilders, Inc. (the “Earnout Amendment”).

In exchange for the elimination of future performance based cash accruals that were expected to total an additional $2 million over the next 12 to 36 months, the Company issued to the Founders two million shares of Deer Valley’s common stock. In addition, accrued liabilities, totaling $2.75 million on December 31, 2007, were paid to the Founders just prior to year end. The common stock will be held in escrow for a period of approximately three and one half years pending completion of the employment agreement requirements. The final number of shares released to recipients may be reduced in accordance with vesting requirements if the original earnout criteria is not met. For those shares that are ultimately released, if the open market price of the shares at the time of the release should be less than $1.00/share, the Company has agreed to either issue additional shares or pay a cash amount equal to the difference between $1.00 and the share price.

The Company has accounted for the right to receive additional shares or cash as a put liability. The value of the put liability was $681,200 as of December 31, 2007. The Company used the Black-Scholes option pricing model with a risk free interest rate of 3.57%, 3 year expected term, and expected volatility of 60.9% to value the put liability.

For the year ended December 31, 2007 and 2006, Deer Valley Homebuilders, Inc. had a pre-tax profit in the amount of $4,461,915 and $4,936,287, of which $3,461,915 and $3,936,287 was above the Company’s earnout threshold of $1,000,000. The Company accrued 50%, or $1,730,958 and $1,968,144, of the amount in excess of earnout threshold. The maximum remaining potential accrual for common stock issued to shareholders under the Earnout Agreement is $1,804,492.

The table below details the calculation of the Earnout liability, payments which have been made pursuant to the Earnout agreement, and the maximum potential earnout which can still be earned.

	December 31, 2007	December 31, 2006	Fourth Quarter 2005	Cumulative Total
“DVH” Pretax Profit	$4,461,915	$4,936,287	$1,242,814	$10,641,016
Pre-tax Profit Limitation amount	(1,000,000)	(1,000,000)	(250,000)	(2,250,000)

Eligible amount	$3,461,915	$3,936,287	$992,814	$8,391,016
Earnout Percentage	50%	50%	50%	50%

Current amount payable	$1,730,958	$1,968,144	$496,407	$4,195,508

Total Accrued Earnout-Beginning	$4,195,508	$2,464,551	$496,407	$4,195,508
Cash payments	(4,000,000)	—	—	(4,000,000)
Stock payments	—	—	—	—

Total Accrued Earnout-Ending	$195,508	$2,464,551	$496,407	$195,508

Maximum Potential Earnout-Beginning	$3,535,450	$5,503,593	$6,000,000	$6,000,000
Current Earnout	(1,730,957)	(1,968,144)	(496,407)	(4,195,508)

Maximum Potential Earnout-Ending	$1,804,493	$3,535,450	$5,503,593	$1,804,493

Loans and Letter of Credit

On May 26, 2006, DVH entered into a Loan Agreement with Fifth Third Bank (the “Lender”) providing for a loan of Two Million and No/100 Dollars ($2,000,000) (the “Loan”) evidenced by a promissory note and secured by a first mortgage on DVH’s properties in Guin, Alabama and Sulligent, Alabama, including the structures and fixtures located thereon, as well as DVH’s interest in any lease thereof. The purpose of the loan is to pay off an existing loan from another bank secured by the Guin property and to reduce the outstanding balance on DVH’s revolving credit facility with the Lender. The net effect of the reduction in the revolving credit balance is to increase the credit available to the Company for working capital under its revolving facility. The Loan has a term from May 26, 2006 through June 1, 2011 and has a variable interest rate at 2.25% above LIBOR. There is no prepayment penalty. Future advances are available under the Loan Agreement, subject to approval by the Lender. Also on May 26, 2006, the Company and DVA guaranteed the Loan. Should Deer Valley default, thereby triggering acceleration of the Loan, the Company would become liable for payment of the Loan.

On April 11, 2007, Deer Valley Corporation entered into a new Loan and Security Agreement providing for a revolving line of credit in an amount not to exceed Two Million Five Hundred Thousand and No/100 Dollars ($2,500,000) (the “DV Loan Agreement”) evidenced by a revolving credit note and secured by accounts receivable, inventory, equipment and all other tangible and intangible personal property of Deer Valley Corporation and DVH. The purpose of the DV Loan Agreement is to provide a standby source of working capital, letters of credit required by the terms of certain repurchase agreements and performance bonds entered into in the normal course of the Company’s business, and to provide financing for potential acquisition(s) of new manufacturing facilities or subsidiaries. The DV Loan Agreement has a one year term and has a variable interest rate at 2.60% above LIBOR. Upon issuance of a letter of credit, Deer Valley Corporation is charged a letter of credit fee equal to 1.00% of the face amount of the letter of credit. The DV Loan Agreement provides for conditions to meet prior to each advance, including financial ratios.

In addition to the above, on April 11, 2007, DVH renewed its existing Loan and Security Agreement providing for a revolving line of credit in an amount not to exceed Two Million Five Hundred Thousand and No/100 Dollars ($2,500,000) (the “DVH Loan agreement”) evidenced by a revolving credit note and secured by accounts receivable, inventory, equipment and all other tangible and intangible personal property of DVH and Deer Valley Corporation. The purpose of the DVH Loan is to provide standby working capital and letters of credit required by the terms of certain repurchase agreements and performance bonds entered into in the normal course of DVH’s business. The DVH Loan Agreement has a one year term and has a variable interest rate at 2.60% above LIBOR. Upon issuance of a letter of credit, DVH is charged a letter of credit fee equal to 1.00% of the face amount of the letter of credit. The DVH Loan provides for conditions to meet prior to each advance, including financial ratios.

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

In addition to the revolving line of credit described in the preceding paragraph, DVH, during its normal course of business, is required to issue irrevocable standby letters of credit in the favor of independent third party beneficiaries to cover obligations under repurchase agreements. As of December 31, 2007, no amounts had been drawn on the above irrevocable letters of credit by the beneficiaries.

Long-term debt of the Company was as follows:

	December 31,
	2007	2006
Earnout payable - see “Earnout Agreement” above	$—	$2,464,550
Note payable to Fifth Third Bank, payable in monthly installments of $10,000 including interest at Libor plus 2.25%, maturing on June 1, 2011, secured by all assets of the Company.	1,888,810	1,964,897

Total	1,888,810	4,429,447
Less: Current portion of long-term debt	(81,331)	(1,308,363)

Total long-term debt, net of current portion	$1,807,479	$3,121,084

Total interest costs for the years ended December 31, 2007 and 2006, amounted to $171,362 and $130,857, respectively, as reflected on the face of the accompanying statement of income.

At December 31, 2007, principal repayment requirements on long-term debt were as follows:

For year ended December 31,	Amount
2008	81,331
2009	88,055
2010	95,336
2011	1,624,088

Total repayments on long-term debt	1,888,810

9. EQUITY TRANSACTIONS

Series A Convertible Preferred Stock - During the year ended December 31, 2007, certain of the Company’s shareholders converted 27,750 shares of Series A Preferred stock, stated value $277,500, into 370,000 shares of the Company’s common stock.

Series C Convertible Preferred Stock - During the year ended December 31, 2007, certain of the Company’s shareholders converted 4,287 shares of Series C Preferred stock into 428,700 shares of the Company’s common stock.

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

Common Stock Dividends – During the year ended December 31, 2007, the Company issued 361,084 shares of the Company’s common stock to Series A Preferred shareholders as payment for $438,385 of dividends.

Exercise of Warrants - During the year ended December 31, 2007, certain of the Company’s shareholders exercised 25,273 of Class A warrants into 25,273 shares of the Company’s common stock.

Stock Options - On July 1, 2007 pursuant to the Long Term Incentive Plan the Company awarded members of the board of directors 350,000 stock options with an exercise price of $1.14 and a term of 10 years. Additionally, on September 7, 2007 the Company awarded members of the board of directors 350,000 stock options with an exercise price of $1.09 and a term of 10 years. All of the options issued were fully vested on the grant date. The Company has recognized $119,903 of expense related to issuances in the Consolidated Statement of Operations for the year ended December 31, 2007.

Earnout Agreement - On November 19, 2007, the Company entered into an amendment to the Earnout Agreement dated January 18, 2006, with the original founders (the “Founders”), now the core operating management for the Company’s wholly owned subsidiary, Deer Valley Homebuilders, Inc. (the “Earnout Amendment”).

In exchange for the elimination of future performance based cash accruals that were expected to total an additional $2 million over the next 12 to 36 months, the Company issued to the Founders two million shares of Deer Valley’s common stock. In addition, accrued liabilities, totaling $2.75 million on December 31, 2007, were paid to the Founders just prior to year end. The common stock will be held in escrow for a period of approximately three and one half years pending completion of the employment agreement requirements. The final number of shares released to recipients may be reduced in accordance with vesting requirements if the original earnout criteria is not met. For those shares that are ultimately released, if the open market price of the shares at the time of the release should be less than $1.00/share, the Company has agreed to either issue additional shares or pay a cash amount equal to the difference between $1.00 and the share price.

NOTE 10 – INCOME TAXES

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

The income tax provision (benefit) consists of the following:

Income Taxes:

The components of the provision for income taxes are as follows:

	2007	2006
Current taxes	951,978	1,955,131
Deferred taxes	143,655	(742,853)

Provision for income taxes	1,095,633	1,212,278

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

	2007		2006
	Amount	Impact on Rate	Amount	Impact on Rate
Income tax at federal rate	1,204,048	34.00%	1,363,679	34.00%
State tax, net of Federal effect	140,590	3.97%	172,064	4.29%
Permanent Differences:

Basis adjustment for energy credit	60,498	1.71%	0	0.00%
Meals & Entertainment	36,143	1.02%	20,353	0.51%
Officers Life Insurance	3,294	0.09%	3,203	0.08%
S Corp to C Corp	—	0.00%	(91,322)	-2.28%
Exempt interest income	(13,699)	-0.39%	—	0.00%
Domestic Production Deduction	(52,923)	-1.49%	(64,481)	-1.61%
Effect of 338(h)10 election	—	0.00%	(88,515)	-2.21%

Total Permanent Differences	33,313	0.94%	(220,762)	-5.50%

Total Tax Credits	(282,040)	-7.96%	(102,703)	-2.56%
True Up to Tax Return - Deferred Assets	(278)	-0.01%	0	0.00%

Total Provision	1,095,633	30.94%	1,212,278	30.23%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income taxes are as follows:

	2007	2006
Current Deferred Tax Assets:
Warranty Reserve	808,761	737,083
Repurchase Reserve	70,245	16,981
Allowance for Doubtful Accounts	26,909	1,915

Total Current Deferred Tax Asset	905,915	755,979

Non-Current Deferred Tax Assets:
Share based compensation	45,527	—
Goodwill	—	—
Accelerated Depreciation	—	(13,125)
Rounding	—	(1)

Total Non-Current Deferred Tax Assets	45,527	(13,126)

Non-Current Deferred Tax Liability:
Accelerated Depreciation	(95,197)	—
Goodwill	(406,634)	—

Total Non-Current Deferred Tax Liability	(501,831)	—

Total Deferred Tax Assets (Net)	449,611	742,853

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Litigation

The Company in the normal course of business is subject to claims and litigation. Management of the Company is of the opinion that, based on information available, such legal matters will not ultimately have a material adverse effect on the financial position or results of operation of the Company.

Reserve for Repurchase Commitments

Deer Valley Homebuilders, Inc. (“DVH”) is contingently liable under the terms of repurchase agreements with financial institutions providing inventory financing for retailers of DVH’s products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The risk of loss under these agreements is spread over numerous retailers. The price DVH is obligated to pay generally declines over the period of the agreement (typically 18 to 24 months) and the risk of loss is further reduced by the sale value of repurchased homes. The maximum amount for which the Company is contingently liable under repurchase agreements is approximately $17,202,000 at December 31, 2007. As of December 31, 2007 the Company had reserved $185,000 for future repurchase losses, based on prior experience and an evaluation of dealers’ financial conditions. DVH to date has not experienced significant losses under these agreements, and management does not expect any future losses to have a material effect on the accompanying financial statements.

Earnout Agreement

On January 18, 2006, the Company’s wholly-owned subsidiary, DeerValley Acquisitions Corp. (dissolved on July 1, 2006), entered into an Earnout Agreement (the “Earnout Agreement”), between Deer Valley Homebuilders, Inc., DeerValley Acquisitions Corp., and the former owners of Deer Valley Homebuilders, Inc. In connection with the Capital Stock Purchase Agreement, the Company entered into the Earnout Agreement, pursuant to which, additional payments may be paid to the former owners of Deer Valley Homebuilders, Inc. as an earnout based upon the Net Income Before Taxes of Deer Valley Homebuilders, Inc. during the next five (5) years, up to a maximum of $6,000,000. In any given year during the term of the Earnout Agreement, 50% of the pre-tax profit exceeding $1,000,000 per year will be accrued and become distributable to the prior shareholders. The Company is accounting for the $6,000,000 earnout as contingent consideration in accordance with paragraphs 25 through 28 of SFAS 141. Because the amount, if any, of contingent consideration was not determinable at the acquisition date, no amount will be recorded in the Company’s financial statements until the contingency is resolved, or the consideration is issued or becomes issuable.

On November 19, 2007, the Company entered into an amendment to the Earnout Agreement dated January 18, 2006, with the original founders (the “Founders”), now the core operating management for the Company’s wholly owned subsidiary, Deer Valley Homebuilders, Inc. (the “Earnout Amendment”).

In exchange for the elimination of future performance based cash accruals that were expected to total an additional $2 million over the next 12 to 36 months, the Company issued to the Founders two million shares of Deer Valley’s common stock. In addition, accrued liabilities, totaling $2.75 million on December 31, 2007, were paid to the Founders just prior to year end. The common stock will be held in escrow for a period of approximately three and one half years pending completion of the employment agreement requirements. The final number of shares released to recipients may be reduced in accordance with vesting requirements if the original earnout criteria is not met. For those shares that are ultimately released, if the open market price of the shares at the time of the release should be less than $1.00/share, the Company has agreed to either issue additional shares or pay a cash amount equal to the difference between $1.00 and the share price.

The Company has accounted for the right to receive additional shares or cash as a put liability. The value of the put liability was $681,200 as of December 31, 2007. The Company used the Black-Scholes option pricing model with a risk free interest rate of 3.57%, 3 year expected term, and expected volatility of 60.9% to value the put liability.

The maximum remaining potential accrual under the Earnout Agreement is $1,804,493. See Note 8-Long-Term Debt-“Earnout Agreement” for further details on the Earnout Agreement.

Dividends Payable

A holder of Series A Preferred Stock is entitled to receive a dividend at a rate per annum equal to seven percent (7%), payable semi-annually, at the option of the company, (i) in cash, to the extent funds are legally available therefore, or (ii) in shares of registered Common Stock at a ten percent (10%) discount to the “Market Price” (as such term is defined in the designations for the Series A Preferred Stock). As of December 31, 2007 the total accrued dividend payable to Series A Preferred shareholders is $201,801.

NOTE 12 – RELATED PARTY

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

In connection with the Capital Stock Purchase Agreement, DVA entered into the Earnout Agreement, pursuant to which, additional payments may be paid to the former owners of Deer Valley Homebuilders, Inc., as an earnout, based upon the net income before taxes of DVH during the five (5) years following January 18, 2006, up to a maximum of $6,000,000. During the term of the Earnout Agreement, 50% of the pre-tax profit exceeding $1,000,000 per year will be accrued and become distributable to the former owners of DVH, the Founders, who consist of Joel Stephen Logan, II, the President and General Manager of DVH, Charles L. Murphree, Jr., the Vice President and Regional Sales Director of DVH, and John Steven Lawler, Director of Finance of DVH. Messrs. Logan, Murphree, and Lawler are all directors of Deer Valley Corporation and of DVH. The business purpose of executing the Earnout Agreement was to set the purchase price of DVH by an objective standard, given that the owners of DVH, DVA, and the Company could not agree on an outright purchase price. On November 19, 2007, the Company entered into the Earnout Amendment to the Earnout Agreement with the Founders, now the core operating management for the Company’s wholly owned subsidiary, DVH, to generally eliminate the Company’s obligations under the Earnout Agreement in exchange for an issuance of two million shares of Deer Valley’s common stock to the Founders and release of funds accrued through December 31, 2007. A discussion of the terms of the Earnout Amendment can be found at Note 8-Long-Term Debt-”Earnout Agreement.

Pursuant to an oral consulting agreement with Ranger Industries, Inc., the Company paid, in two installments on January 30, 2006 and February 8, 2006, a $100,000 consulting fee to Ranger Industries, Inc., as payment in full for services rendered. Ranger Industries, Inc. is controlled by Charles G. Masters, the Chief Executive Officer & President of the Company.

On January 25 2006, the Company approved DVH entering into a Sales Contract with Steven J. Logan to purchase a 65,992 square foot manufacturing plant located on approximately 13 acres of land located at 7668 Highway 278 in Sulligent, Alabama (the “Sulligent Property”). In addition, Steve J. Logan and DVH agreed to enter into a short term lease of the Sulligent Property for nominal consideration to allow early occupancy and commencement of operations pending the expected purchase. Steven J. Logan is the father of DVH’s President and General Manager, Joel Logan. The Sales Contract was approved by the disinterested members of DVH’s Board of Directors and the Chief Executive Officer of the Company.

On April 18, 2006, pursuant to the Sales Contract, DVH purchased the Sulligent Property from Steven J. Logan. The purchase price for the Sulligent Property was $725,000, subdivided as follows. DVH assumed Mr. Logan’s mortgage of approximately $610,000 and agreed to pay the remaining $115,000 to Mr. Logan in equal monthly payments of $5,000 for twenty-three months. DVH obtained the funds for the purchase price of the Sulligent Property from a revolving line of credit, which has since been replaced by a traditional mortgage.

Midtown Partners & Co., LLC (“Midtown Partners”), an SEC and NASD registered broker dealer, acted as the placement agent for the Company in connection with the Series A Preferred Stock Offering and the Series D Preferred Stock Offering and was paid commissions as previously disclosed in the Company’s filings. Christopher Phillips, Dale Phillips and other stockholders have an ownership interest in Midtown Partners.

In early November 2006, a shareholder approached the Company about exchanging registered shares of the Company’s common stock for shares of the Company’s preferred stock and “out of the money” warrants. On November 16, 2006, the Company entered into a Share Exchange Agreement with that holder of the Company’s common stock, par value $0.001 (the “Common Stock”) whereby the shareholder agreed to exchange 750,000 shares of Common Stock for 750,000 shares of the Company’s Series E Convertible Preferred Stock (the “Series E Preferred Stock”) and Series F Warrants (the “Series F Warrants”). On July 23, 2007, in exchange for another 250,000 shares of outstanding registered common stock, the Company issued an additional 250,000 shares of Series E Preferred Stock and Series F Warrants. The Series E Preferred Stock is convertible into the Company’s Common Stock at the option of the holder any time after the date of issuance on a one-for-one basis. The conversion rights of the holder of Series E Preferred Stock are limited so that the holder cannot convert any Series E Preferred Stock if, after such conversion, the number of shares of Common Stock beneficially owned by the holder and its affiliates, will exceed 4.99% of the outstanding shares of Common Stock. The Series F Warrants entitle the holder to purchase 750,000 shares of the Company’s Common Stock at an exercise price of two dollars and twenty five cents ($2.25) per share. The Series F Warrants are exercisable, in whole or in part, at any time from the date of grant and expire on the fifth anniversary of the grant date. Similar to the Series E Preferred Stock, the exercise rights of the Series F Warrants are limited so that the holder is not entitled to exercise the warrants if, after such exercise, the number of shares of common stock beneficially owned by the holder and its affiliates, will exceed 4.99% of the outstanding shares of common stock. The Series E Preferred Stock and the Series F Warrants were issued pursuant to the exemption from registration found in Section 3(a)(9) of the Securities Act of 1933. As a result of the Share Exchange Agreement, the 1,050,000 shares of registered Common Stock tendered by the shareholder to the Company were returned to the pool of authorized but unissued shares of the Company’s Common Stock.

NOTE 13 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the Company’s unaudited quarterly results of operations for the periods ended December 31, 2007 and 2006.

	For the three month periods ended December 31,
	2007	2006
	(unaudited)	(unaudited)
REVENUE	$17,479,679	$16,693,511

COST OF REVENUE	14,135,257	13,901,508

GROSS PROFIT	3,344,422	2,792,003

OPERATING EXPENSES:
Selling, general and administrative	1,678,839	1,728,810

TOTAL OPERATING EXPENSES	1,678,839	1,728,810

OPERATING INCOME	1,665,583	1,063,193

OTHER INCOME (EXPENSES)
Other income	—	14,540
Interest income	53,369	204,218
Interest expense	(49,221)	(196,597)

TOTAL OTHER INCOME/(EXPENSES)	4,148	22,160

INCOME BEFORE INCOME TAXES	1,669,731	1,085,353

INCOME TAX EXPENSE	(516,615)	(362,508)

NET INCOME	$1,153,116	$722,846
Dividends to preferred stockholders	(112,224)	(121,735)
Deemed dividend to preferred stockholders on beneficial conversion feature	—	—

Net Income Available to Common Shareholders	$1,040,892	$601,110

Net Income/(Loss) Per Share (Basic)	$0.11	$0.07
Net Income/(Loss) Per Share (Fully Diluted)	$0.05	$0.03

Weighted Average Common Shares Outstanding	9,363,511	8,300,007
Weighted Average Common and Common Equivalent Shares Outstanding	22,285,940	26,538,768

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and acting Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending December 31, 2007 covered by this Annual Report on Form 10-KSB. Based upon such evaluation, the Chief Executive Officer and acting Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer and acting Chief Financial Officer does not relate to reporting periods after December 31, 2007.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) of the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, under the supervision of the Company’s Chief Executive Officer and acting Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2007 under the criteria set forth in the in Internal Control—Integrated Framework.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-KSB.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2007, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

As of March 14, 2008, the directors and executive officers of the Company, their ages, positions, the dates of initial election or appointment as directors or executive officers, and the expiration of their terms are as set forth in the following table.

Name of Director / Executive Officer	Age	Position(s)	Period Served
Charles G. Masters	68	President and Chief Executive Officer of the Deer Valley Class II Director of Deer Valley Corporation	January 18, 2006 to Present January 18, 2006 to Present (term expires at next meeting of shareholders)

Joel Stephen Logan, II	39	President and General Manager of DVH Class II Director of Deer Valley Corporation Member of the Board of Directors of DVH	September 22, 2006 to Present September 22, 2006 to Present (term expires at next meeting of shareholders) September 22, 2006 to Present (term expires at next meeting of shareholders)

Charles L. Murphree, Jr.	46	Vice President and Regional Sales Director of DVH Class I Director of Deer Valley Corporation Member of the Board of Directors of DVH	September 22, 2006 to Present September 22, 2006 to Present (term expires at next meeting of shareholders) September 22, 2006 to Present (term expires at next meeting of shareholders)

John Steven Lawler	39	Secretary, Treasurer and Director of Finance of DVH Class III Director of Deer Valley Corporation Member of the Board of Directors of DVH	September 22, 2006 to Present September 22, 2006 to Present (term expires at next meeting of shareholders) September 22, 2006 to Present (term expires at next meeting of shareholders)

Hans Beyer	42	Class II Director of Deer Valley Corporation	July 27, 2006 to Present (term expires at next meeting of shareholders)

John Giordano	50	Class III Director of Deer Valley Corporation	July 27, 2006 to Present (term expires in 2008)

Dale Phillips	60	Class I Director of Deer Valley Corporation	July 27, 2006 to Present (term expires in 2009

Duties, Responsibilities And Experience

Charles G. Masters, Chief Executive Officer, President and Director of Deer Valley Corporation. Mr. Masters was the founder of DVA. In March 1998, Mr. Masters founded and has since served as CEO and CFO of Bumgarner Enterprises, Inc., an oil and gas development and a business consulting firm. Since 2001, Mr. Masters has also served as Director, CEO and CFO of Ranger Industries, Inc., a public company, which is the sole shareholder of Bumgarner Enterprises. Mr. Masters has founded and served as the CEO and CFO of several private companies involved in the development of military electronic communications and test equipment, pioneering the introduction of microprocessors into point of sale equipment, medical equipment, artificial intelligence devices, and the development of laser scanners. Mr. Masters received a B.S.E.E. (1961) from Duke University, a M.S.E.E. (1964) from the University of Pittsburgh and a M.S.M.S. (1966) from Johns Hopkins University.

Joel Stephen Logan, II, Member of the Board of Directors of Deer Valley Corporation and of DVH, President, and General Manager of DVH. Mr. Logan is well-known throughout the factory-built home industry, having founded and operated two successful companies in the industry. Since leading the group which founded DVH in 2004, Mr. Logan has served as Chairman of the Board, General Manager, and President of that company. In 1996, Mr. Logan led the group which founded a HUD Code housing company, Pinnacle Homes of Alabama. Mr. Logan served as served as President and General Manager of Pinnacle until the company was purchased in 1998. Following the buy-out, Pinnacle became a division of Patriot Homes of Indiana, and Mr. Logan continued as General Manager of the Pinnacle Division until 2003. Mr. Logan also serves as a member of the Board of Directors of two charities, Quinn’s Ranch Children’s Home and GMM Children Feeding Center. Mr. Logan holds a degree in Business Administration from Mississippi State University.

Charles L. Murphree, Jr., Member of the Board of Directors of Deer Valley Corporation and of DVH, Vice President and Regional Sales Director of Deer Valley Homebuilders, Inc. As one of the founders of DVH, since April of 2004 Mr. Murphree has served as a Corporate Director, Sales Manager and Vice President of DVH. From 2003 until 2004, Mr. Murphree served as Plant Manager for Clayton Homes, Inc. From 2000 through 2003, Mr. Murphree worked as General Manager of the Energy and LifeStyle Divisions of Southern Energy Homes, Inc. Mr. Murphree graduated from the University of Alabama Huntsville with a Bachelor of Science in Business Administration.

John Steven Lawler, Member of the Board of Directors of Deer Valley Corporation and of DVH, Secretary, Treasurer and Director of Finance of DVH. As part of the DVH’s founding group, since April 2004 Mr. Lawler, a certified public accountant, has served as Director of Finance for DVH. From 2001 until 2004, he served as ERP and IT Project Manager for Cavalier Homes, Inc. From 1999 until 2001, Mr. Lawler worked as the ERP Team Leader for Financial Accounting for Cavalier Homes, Inc. Mr. Lawler holds a Bachelor of Science in Business Administration from the University of Alabama.

Hans Beyer, Director of Deer Valley Corporation. Since February of 2005, Mr. Beyer has served as a partner for Saxon Gilmore Carraway Gibbons Lash & Wilcox, P.A. At Saxon Gilmore Carraway Gibbons Lash & Wilcox, P.A., he oversees and manages complex legal matters. From September 2005 until December 31, 2006, Mr. Beyer served as the Senior Vice President of Mirabilis Ventures, Inc. At Mirabilis Ventures, Inc., he oversaw private equity investments. In addition, Mr. Beyer is President and Founder for Daedalus Consulting, Inc. In connection with his position at Daedalus Consulting, Inc., Mr. Beyer provides consulting advice on business matters. From 2003 to February 2005, Mr. Beyer was a partner at Buchanan Ingersoll, P.C. Prior to 2002, Mr. Beyer was the founder and President of the Law Firm of Hans Christian Beyer, P.A. Mr. Beyer holds a B.A. from the University of Michigan and a J.D. from the University of Michigan Law School.

John Giordano, Director of Deer Valley Corporation. For the past five years Mr. Giordano has served as Chair of the Business, Tax and Corporate Finance Practice Group at Bush Ross, P.A., a Tampa, Florida law firm. He is regularly involved in complex business-related transactions, has extensive experience in a broad range of areas, including federal and state securities law, corporate finance, mergers, acquisitions, and tax law, and has acted as general corporate counsel for numerous Florida-based public and private corporations. Mr. Giordano attended the University of Florida, where he received a B.S., a J.D., and an L.L.M. in taxation.

Dale Phillips, Director of Deer Valley Corporation. For the past five years, Mr. Phillips has served as a director and Vice President of Finance for RE Purcell Construction Co., Inc., a paving and utility contractor. He is also a director and Vice President for Dalmari, Inc. Mr. Phillips holds an A.S. (1968) in Business Management from Champlain College and a B.A. (1971) in Accounting from Castleton State College.

Significant Employees

Other than the executive officers of Deer Valley named above, no other employees are required to be disclosed under this item. Because of their importance to the success of the Company, Deer Valley maintains “key man” life insurance policies, with Deer Valley as beneficiary, on the former owners of Deer Valley, including Joel Stephen Logan II, John Steven Lawler, and Charles Murphree.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors, officers and holders of more than 10% of the Company’s equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership. Based solely on a review of the forms, reports, and certificates filed with the Company by such persons, all Section 16(a) filing requirements were complied with by such persons during the last fiscal year or prior fiscal years.

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

Audit Committee Financial Expert

We do not currently have an “audit committee financial expert” as defined under Item 401(e) of Regulation S-B. As discussed above, our Board of Directors plans to form an Audit Committee. In addition, the Board is actively seeking to appoint an individual to the Board of Directors and the Audit Committee who would be deemed an audit committee financial expert.

ITEM 10.	EXECUTIVE COMPENSATION

Summary of Executive Compensation

The following table sets forth information regarding the compensation earned by our Chief Executive Officer and each of our most highly compensated executive officers whose total compensation exceeded $100,000 for the fiscal year ended December 31, 2007 with respect to services rendered by such persons.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary		Bonus		Option Awards		Non-Equity Incentive Plan Compensation			All Other Compensation			Total
Charles G. Masters (1)	2007 2006	$ $	150,000 60,000		— —	$17,129 —	(15)		— —		$	— 60,000		$ $	167,129 120,000
Joel Stephen Logan, II(2)	2007 2006	$ $	52,000 52,000	$ $	450 450	$17,129 —	(15)	$ $	363,433 406,045	(5) (6)	$ $	10,205 43,838	(11) (12)	$ $	443,217 502,333
Charles L. Murphree, Jr.(3)	2007 2006	$ $	52,000 52,000	$ $	450 450	$17,129 —	(15)	$ $	183,599 206,466	(7) (8)	$ $	10,205 30,144	(11) (12)	$ $	263,383 289,060
John Steven Lawler (4)	2007 2006	$ $	52,000 52,000	$ $	450 450	$17,129 —	(15)	$ $	176,123 198,039	(9) (10)	$ $	6,000 21,975	(13) (14)	$ $	251,702 272,464

(1)	On January 18, 2006, Mr. Masters was elected to serve as a Director, Chief Executive Officer, and President of the Company. Mr. Masters’ salary was $150,000 per year in 2007 and $120,000 per year in 2006. Prior to July 1, 2006, Mr. Masters was compensated as a consultant, and such compensation is listed under “All Other Compensation” here. In addition to the compensation described above, in 2006 the Company paid $100,000 to Ranger Industries, Inc., an entity controlled by Charles Masters, in return for services rendered in 2005. Please see Item 12 below for a fuller description of the Company’s contract with Ranger Industries, Inc.
(2)	Mr. Logan is a Director of the Company and President and General Manager of Deer Valley Homebuilders, Inc., a material operating subsidiary of the Company acquired on January 18, 2006. Mr. Logan’s executive compensation above includes historical compensation paid by Deer Valley Homebuilders, Inc. prior to its acquisition by the Company. Mr. Logan also earned payments under the Earnout Agreement described in Item 12 of this filing and $31,914 in additional proceeds from the sale of Deer Valley Homebuilders, Inc. as consideration for an untimely release by the Company of Mr. Logan’s personal guarantee. Such payments have not been included above, as they are treated as additional, contingent purchase price paid for the acquisition of Deer Valley Homebuilders, Inc. Mr. Logan’s bonus of $450 is an anniversary bonus paid to each employee of Deer Valley Homebuilders, Inc. upon the anniversary of his or her employment.

(3)	Mr. Murphree is Director of the Company and Vice President and Regional Sales Director of Deer Valley Homebuilders, Inc, a material operating subsidiary of the Company acquired on January 18, 2006. Mr. Murphree’s executive compensation above includes historical compensation paid by Deer Valley Homebuilders, Inc. prior to its acquisition by the Company. Mr. Murphree also earned payments under the Earnout Agreement described in Item 12 of this filing and $19,149 in additional proceeds from the sale of Deer Valley Homebuilders, Inc. as consideration for an untimely release by the Company of Mr. Murphree’s personal guarantee. Such payments have not been included above, as they are treated as additional, contingent purchase price paid for the acquisition of Deer Valley Homebuilders, Inc. Mr. Murphree’s bonus of $450 is an anniversary bonus paid to each employee of Deer Valley Homebuilders, Inc. upon the anniversary of his or her employment.
(4)	Mr. Lawler is Director of the Company and Director of Finance of Deer Valley Homebuilders, Inc, a material operating subsidiary of the Company acquired on January 18, 2006. Mr. Lawler’s executive compensation above includes historical compensation paid by Deer Valley Homebuilders, Inc. prior to its acquisition by the Company. Mr. Lawler also earned payments under the Earnout Agreement described in Item 12 of this filing and $14,894 in additional proceeds from the sale of Deer Valley Homebuilders, Inc. as consideration for an untimely release by the Company of Mr. Lawler’s personal guarantee. Such payments have not been included above, as they are treated as additional, contingent purchase price paid for the acquisition of Deer Valley Homebuilders, Inc. Mr. Lawler’s bonus of $450 is an anniversary bonus paid to each employee of Deer Valley Homebuilders, Inc. upon the anniversary of his or her employment.
(5)	Non-equity incentive plan compensation consisted of “hitch” bonuses and profit-sharing arrangements described in “Employment Agreements with Named Executive Officers” below. Amount reflects accruals in fiscal year 2007, including a “hitch” bonus of $8,460 and profit-sharing of $116,174 accrued but unpaid in 2007. In 2007, Mr. Logan was paid $122,400 as a “hitch bonus,” which includes $7,740 accrued but unpaid in 2006, and $215,517 in profit-sharing, which includes $91,378 accrued but unpaid in 2006.
(6)	Non-equity incentive plan compensation consisted of “hitch” bonuses and profit-sharing arrangements described in “Employment Agreements with Named Executive Officers” below. Amount reflects accruals in fiscal year 2006, including a “hitch” bonus of $7,740 and profit-sharing of $91,378 accrued but unpaid in 2006. In 2006 Mr. Logan was paid $139,080 as a “hitch bonus,” which includes $6,600 accrued but unpaid in 2005, and $253,127 in profit-sharing, which includes $78,680 accrued but unpaid in 2005.
(7)	Non-equity incentive plan compensation consisted of “hitch” bonuses and profit-sharing arrangements described in “Employment Agreements with Named Executive Officers” below. Amount reflects accruals in fiscal year 2007, including a “hitch” bonus of $5,433 and profit-sharing of $55,801 accrued but unpaid in 2007. In 2007, Mr. Murphree was paid $68,294 as a “hitch bonus,” which includes $5,556 accrued but unpaid in 2006, and $103,519 in profit-sharing, which includes $43,892 accrued but unpaid in 2006.
(8)	Non-equity incentive plan compensation consisted of “hitch” bonuses and profit-sharing arrangements described in “Employment Agreements with Named Executive Officers” below. Amount reflects accruals in fiscal year 2006, including a “hitch” bonus of $5,556 and profit-sharing of $43,892 accrued but unpaid in 2006. In 2006 Mr. Murphree was paid $76,732 as a “hitch bonus,” which includes $4,466 accrued but unpaid in 2005, and $122,545 in profit-sharing, which includes $37,793 accrued but unpaid in 2005.
(9)	Non-equity incentive plan compensation consisted of “hitch” bonuses and profit-sharing arrangements described in “Employment Agreements with Named Executive Officers” below. Amount reflects accruals in fiscal year 2007, including a “hitch” bonus of $4,935 and profit-sharing of $50,423 accrued but unpaid in 2007. In 2007, Mr. Lawler was paid $71,400 as a “hitch bonus,” which includes $4,515 accrued but unpaid in 2006, and $93,541 in profit-sharing, which includes $39,661 accrued but unpaid in 2006.
(10)	Non-equity incentive plan compensation consisted of “hitch” bonuses and profit-sharing arrangements described in “Employment Agreements with Named Executive Officers” below. Amount reflects accruals in fiscal year 2006, including a “hitch” bonus of $4,515 and profit-sharing of $39,661 accrued but unpaid in 2006. In 2006 Mr. Lawler was paid $81,130 as a “hitch bonus,” which includes $3,850 accrued but unpaid in 2005, and $110,733 in profit-sharing, which includes $34,150 accrued but unpaid in 2005.

(11)	Amount relates to health insurance premiums and director fees in the respective fiscal year.
(12)	Amount relates to health insurance premiums, director fees, and partial reimbursement for payment of taxes accrued in the respective fiscal year and payable by shareholder due to status as a Subchapter S corporation.
(13)	Amount relates to director fees in the respective fiscal year.
(14)	Amount relates to director fees, and partial reimbursement for payment of taxes accrued in the respective fiscal year and payable by shareholder due to status as a Subchapter S corporation.
(15)	For information concerning the valuation of the option awards, reference is made to the section “Determining fair Value” under Section 2 of the Notes to Consolidated Financial Statements for the years ended December 31, 2007 and 2006.

For a discussion of option awards that were made for the fiscal year ending December 31, 2007, please see the discussion of the 2007 Incentive Plan in “Securities Authorized For Issuance Under Equity Compensation Plans” under Item 5.

Employment Agreements with Named Executive Officers

On January 18, 2006, DVH entered into a seven year employment agreement with Joel Stephen Logan, II. Under the terms of Mr. Logan’s Employment Agreement, Mr. Logan is (a) entitled to receive a fixed annual salary of $52,000, (b) entitled to receive a monthly “hitch bonus” of $60 per “floor” produced by DVH, (c) is eligible to participate and receive 4.6% of the net income before taxes of DVH, and (d) entitled to receive health benefits and coverage, as provided by DVH.

On January 18, 2006, DVH entered into a seven year employment agreement with Charles L. Murphree, Jr. Under the terms of Mr. Murphree’s Employment Agreement, Mr. Murphree is (a) entitled to receive a fixed annual salary of $52,000, (b) entitled to receive a monthly “hitch bonus” of $33.33 per “floor” produced by DVH, (c) is eligible to participate and receive 2.2% of the net income before taxes of DVH, and (d) entitled to receive health benefits and coverage, as provided by DVH.

On January 18, 2006, DVH entered into a seven year employment agreement with John Steven Lawler. Under the terms of Mr. Lawler’s Employment Agreement, Mr. Lawler is (a) entitled to receive a fixed annual salary of $52,000, (b) entitled to receive a monthly “hitch bonus” of $35 per “floor” produced by DVH, (c) is eligible to participate and receive 2% of the net income before taxes of DVH, and (d) entitled to receive health benefits and coverage, as provided by DVH.

On September 7, 2007, Deer Valley Corporation entered into a one year employment agreement with Charles G. Masters, which renews automatically each subsequent year. Under the terms of Mr. Masters Employment Agreement, Mr. Masters is (a) entitled to receive a fixed annual salary of $150,000, and (b) entitled to receive a bonus at the discretion of the independent directors of the Company.

Each of the employment agreements described above provides for severance payments, in the amount of the unpaid fixed annual salary due under such agreements.

Outstanding Equity Awards

The following table sets forth information concerning unexercised options, stock that has not vested and equity incentive plan awards for our Chief Executive Officer and each of our most highly compensated executive officers whose total compensation exceeded $100,000 for the fiscal year ended December 31, 2007 with respect to services rendered by such persons.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards
Name of Executive Officer	Number of Exercisable Securities Underlying Unexercised Options	Number of Unexercisable Securities Underlying Unexercised Options	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price		Option Expiration Date	Number of Shares of Stock That Have Not Vested	Market Value of Shares of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares That Have Not Vested
Charles G. Masters	50,000 50,000			$ $	1.14 1.09	7/1/2017 9/7/2017

Joel Stephen Logan, II	50,000 50,000			$ $	1.14 1.09	7/1/2017 9/7/2017

Charles L. Murphree, Jr.	50,000 50,000			$ $	1.14 1.09	7/1/2017 9/7/2017

John Steven Lawler	50,000 50,000			$ $	1.14 1.09	7/1/2017 9/7/2017

Compensation of Directors

The following table sets forth information concerning compensation of the directors who are not included in the Summary Compensation Table or the Outstanding Equity Awards at Fiscal Year-End table above for the fiscal year ended December 31, 2007 with respect to services rendered by such persons.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards		Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Hans Beyer	$4,300	—	$17,129	(1)	—	—	—	$21,429

John Giordano	$4,900	—	$17,129	(1)	—	—	—	$22,029

Dale Phillips	$4,300	—	$17,129	(1)	—	—	—	$21,429

(1)	The aggregate number of outstanding stock option awards as of December 31, 2007, held by this director is 100,000. For information concerning the valuation of the option awards, reference is made to the section “Determining fair Value” under Section 2 of the Notes to Consolidated Financial Statements for the years ended December 31, 2007 and 2006.

The Company pays each director that is deemed independent under the rules of the American Stock Exchange $2,500 per meeting physically attended and $300 per telephonic meeting. In addition, the Company reimburses directors for their reasonable expenses for attending Board and Board Committee meetings. For a discussion of option awards that were made for the fiscal year ending December 31, 2007, please see the discussion of the 2007 Incentive Plan in “Securities Authorized For Issuance Under Equity Compensation Plans” under Item 5.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

See “Securities Authorized For Issuance Under Equity Compensation Plans” and Equity Compensation Plan Information table under Item 5 concerning the authorization and issuance of securities of the Company under an equity compensation plan.

Security Ownership of Certain Beneficial Owners and Management

The table below sets forth information with respect to the beneficial ownership of our capital stock as of March 3, 2008 for (i) any person whom we know to be the beneficial owner of more than 5% of our outstanding common stock (ii) each of our directors or those nominated to be directors, and executive officers and (iii) all of our directors and executive officers as a group.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT(1)

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(2)
Common Stock; Common Stock issuable upon conversion of derivative securities	Charles G. Masters, Member of the Board of Directors of Deer Valley Corporation, Chief Executive Officer and President of the Deer Valley Corporation (3)	2,010,931(6)	17.43%

Common Stock; Common Stock issuable upon conversion of derivative securities	Joel Stephen Logan, II, Member of the Board of Directors of Deer Valley Corporation and of DVH, President and General Manager of DVH(4)	1,260,711 Direct Ownership(7)	10.62%

Common Stock; Common Stock issuable upon conversion of derivative securities	Charles L. Murphree, Jr., Member of the Board of Directors of Deer Valley Corporation and of DVH, Vice President and Regional Sales Director of DVH(4)	831,343 Direct Ownership(8)	7.10%

Common Stock; Common Stock issuable upon conversion of derivative securities	John Steven Lawler, Member of the Board of Directors of Deer Valley Corporation and of DVH, Director of Finance of DVH(4)	571,973 Direct Ownership(9)	4.96%

Common Stock; Common Stock issuable upon conversion of derivative securities	Vicis Capital Master Fund(5)	3,134,360 Direct Ownership(10)	27.83%

Common Stock; Common Stock issuable upon conversion of derivative securities	Hans Beyer, Member of the Board of Directors of Deer Valley Corporation(3)	371,115(11)	3.19%

Common Stock issuable upon conversion of derivative securities	John Giordano Member of the Board of Directors of Deer Valley Corporation(3)	100,000 Direct Ownership(12)	0.88%

Common Stock issuable upon conversion of derivative securities	Dale Phillips Member of the Board of Directors of Deer Valley Corporation(3)	144,188(13)	1.26%

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(2)
Common Stock and derivative securities convertible into Common Stock	All executive officers and directors as a group (7 persons)	5,290,261	39.25%

*	Less than 1%.
(1)	All of the Company’s Series B and D Convertible Preferred Stock automatically converted to common stock on July 24, 2006 and so does not appear here. Holders of more than 5% of our outstanding Series A Convertible Preferred Stock, Series C Convertible Preferred Stock, and Series E Convertible Preferred Stock are not included above because (1) such holders vote on an as-converted basis with common shareholders on all matters save those involving a material alteration to the rights of holders of Series A, C, or E Convertible Preferred Stock and (2) holders of Series A, C, and E Convertible Preferred Stock are contractually restricted from converting such stock or exercising warrants such that they would own or vote more than 4.99% of the Company’s common stock. Therefore, it is the Company’s view that ownership of more than 5% of such preferred stock is immaterial for purposes of determining voting control of the Company.
(2)	Applicable percentage of ownership is based on 11,263,306 shares of common stock being issued and outstanding as of March 3, 2008. Calculations do not include outstanding convertible preferred stock, warrants, options, or other rights issued by the Company, unless the reporting person is the beneficial owner of the convertible preferred stock, warrant, option, or other right. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting of investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of January 20, 2008 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such persons, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise noted, we believe that all shares are beneficially owned and that all persons named in the table have sole voting and investment power with respect to all shares of common stock owned by them.
(3)	Unless otherwise indicated, the mailing address of the shareholder is 4218 W. Linbaugh Avenue, Tampa, FL 33634.
(4)	Unless otherwise indicated, the mailing address of the shareholder is 205 Carriage St., Guin, Alabama 35563.
(5)	Unless otherwise indicated, the mailing address of the shareholder is 126 East 56th Street, New York, NY 10022.
(6)	Consists of (a) 1,732,733 common shares directly owned by Charles G. Masters, (b) 1,385 common shares owned by Charles Masters’ spouse, (c) 33,334 common shares issuable upon conversion of 2,500 shares of the Company’s Series A Preferred Stock owned by Charles Masters’ spouse, (d) 33,334 common shares issuable upon exercise of the Company’s Series A Common Stock Purchase Warrant owned by Charles Masters’ spouse, (e) 2,024 common shares issuable upon exercise of another of the Company’s Series A Common Stock Purchase Warrants owned by Charles Masters’ spouse, (f) 16,667 common shares issuable upon exercise of the Company’s Series B Common Stock Purchase Warrant owned by Charles Masters’ spouse, (g) 109,419 common shares issuable upon exercise of the Company’s Series BD Common Stock Purchase Warrants directly owned by Charles G. Masters, (h) director common stock purchase options exercisable for 100,000 shares directly owned by Charles G. Masters, (i) 80,000 common shares issuable upon conversion of 6,000 shares of the Company’s Series A Preferred Stock directly owned by Charles G. Masters, and (j) 2,035 common shares directly owned by Charles G. Masters. Charles G. Masters disclaims beneficial ownership of securities owned by his spouse, except to the extent of his pecuniary interest therein, and the inclusion of these shares in this filing shall not be deemed an admission of beneficial ownership of all of the reported shares for purposes of Section 16 or for any other purpose.

(7)	Consists of (a) 10,370 common shares, (b) 638,200 common shares being held in escrow pursuant to the Earnout Amendment, (c) 200,000 common shares issuable upon exercise of the Company’s Series A Preferred Stock; (d) 200,000 common shares issuable upon exercise of the Company’s Series A Common Stock Purchase Warrant, (e) 12,141 common shares issuable upon exercise of another of the Company’s Series A Common Stock Purchase Warrants, (f) 100,000 common shares issuable upon exercise of the Company’s Series B Common Stock Purchase Warrant, and (g) director common stock purchase options exercisable for 100,000 shares.
(8)	Consists of (a) 6,914 common shares, (b) 383,000 common shares being held in escrow pursuant to the Earnout Amendment, (c) 133,334 common shares issuable upon exercise of the Company’s Series A Preferred Stock, (d) 133,334 common shares issuable upon exercise of the Company’s Series A Common Stock Purchase Warrant, (e) 8,094 common shares issuable upon exercise of another of the Company’s Series A Common Stock Purchase Warrants, (f) 66,667 common shares issuable upon exercise of the Company’s Series B Common Stock Purchase Warrant, and (g) director common stock purchase options exercisable for 100,000 shares.
(9)	Consists of (a) 3,458 common shares, (b) 297,800 common shares being held in escrow pursuant to the Earnout Amendment, (c) 66,667 common shares issuable upon exercise of the Company’s Series A Preferred Stock, (d) 66,667 common shares issuable upon exercise of the Company’s Series A Common Stock Purchase Warrant, (e) 4,047 common shares issuable upon exercise of another of the Company’s Series A Common Stock Purchase Warrants, (f) 33,334 common shares issuable upon exercise of the Company’s Series B Common Stock Purchase Warrant, and (g) director common stock purchase options exercisable for 100,000 shares.
(10)	Consists of (a) 3,134,360 common shares, (b) 6,566,666 shares issuable upon exercise of 492,500 shares of the Company’s Series A Preferred stock, (c) 6,566,666 common shares issuable upon exercise of the Company’s Series A Common Stock Purchase Warrant, (d) 364,178 common shares issuable upon exercise of another of the Company’s Series A Common Stock Purchase Warrant, (e) 3,283,334 common shares issuable upon exercise of the Company’s Series B Common Stock Purchase Warrant, (f) 2,246,300 common shares issuable upon conversion of 22,463 shares of the Company’s Series C Preferred Stock, (g) 2,000,000 shares of common stock which are issuable upon exercise of a Series C Common Stock Purchase Warrant, (h) 2,000,000 shares of common stock which are issuable upon exercise of a Series D Common Stock Purchase Warrant, (i) 1,000,000 shares issuable upon exercise of 1,000,000 shares of the Company’s Series E Preferred Stock, (j) 1,000,000 shares of common stock which are issuable upon exercise of a Series F Common Stock Purchase Warrant, and (k) 632,524 shares of common stock which are issuable upon exercise of a Series BD Common Stock Purchase Warrant. The conversion rights of Series A Preferred Stock, Series C Preferred Stock, and Series E Preferred Stock issued are limited in the certificate of designations, preferences and rights of such stock, and the exercise rights in the warrants issued to Vicis Capital Master Fund are limited, so, in each instance, the holder is not entitled to convert any Series A Preferred Stock, Series C Preferred Stock, or Series E Preferred Stock, or exercise any warrants, to the extent that, after such conversion, the sum of the number of shares of common stock beneficially owned by such holder and its affiliates, will result in beneficial ownership of more than 4.99% of the outstanding shares of common stock. As a result, the inclusion of Series A Preferred Stock, Series C Preferred Stock, and Series E Preferred Stock or the warrants in this Filing are not included in the Percent of Class and shall not be deemed an admission of beneficial ownership of all of registered securities under Section 16 or for any other purpose.
(11)

Consists of (a) 142 common shares directly owned by Mr. Beyer, (b) 13,333 common shares issuable upon exercise of the Company’s Series A Preferred stock directly owned by Mr. Beyer, (c) 13,333 common shares issuable upon exercise of the Company’s Series A Common Stock Purchase Warrant directly owned by Mr. Beyer, (d) 810 common shares issuable upon exercise of another of the Company’s Series A Common Stock Purchase Warrant directly owned by Mr. Beyer, (e) 6,667 common shares issuable upon exercise of the Company’s Series B Common Stock Purchase Warrant directly owned by Mr. Beyer, (f) 292,642 shares of common stock owned indirectly through Daedalus Consulting, Inc., and (g) 44,188 common shares issuable upon exercise of the Company’s BD Common Stock Purchase Warrants indirectly owned by nature of Mr. Beyer’s indirect ownership of Apogee Financial Investments, Inc. Mr. Beyer disclaims beneficial ownership of securities owned by Daedalus Consulting, Inc. and Apogee Financial Investments, Inc., except to the extent of his pecuniary interest therein, and the inclusion of these shares in this Filing shall not be deemed an admission of beneficial ownership of all of the reported shares or for any other purpose.

(12)	Consists of director common stock purchase options exercisable for 100,000 shares.
(13)	Consists of (a) director common stock purchase options directly owned by Mr. Phillips exercisable for 100,000 shares, and (b) 44,188 common shares issuable upon exercise of the Company’s BD Common Stock Purchase Warrants indirectly owned by nature of Mr. Phillips’ indirect ownership of Apogee Financial Investments, Inc. Mr. Phillips disclaims beneficial ownership of securities owned by Apogee Financial Investments, Inc., except to the extent of his pecuniary interest therein, and the inclusion of these shares in this Filing shall not be deemed an admission of beneficial ownership of all of the reported shares or for any other purpose.

Change in Control and Acquisition

There are no existing agreements which may provide for a change in control of the Company.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

In connection with the Capital Stock Purchase Agreement, DVA entered into the Earnout Agreement, pursuant to which, additional payments may be paid to the former owners of Deer Valley Homebuilders, Inc., as an earnout, based upon the net income before taxes of DVH during the five (5) years following January 18, 2006, up to a maximum of $6,000,000. During the term of the Earnout Agreement, 50% of the pre-tax profit exceeding $1,000,000 per year will be accrued and become distributable to the former owners of DVH, the Founders, who consist of Joel Stephen Logan, II, the President and General Manager of DVH, Charles L. Murphree, Jr., the Vice President and Regional Sales Director of DVH, and John Steven Lawler, Director of Finance of DVH. Messrs. Logan, Murphree, and Lawler are all directors of Deer Valley Corporation and of DVH. The business purpose of executing the Earnout Agreement was to set the purchase price of DVH by an objective standard, given that the owners of DVH, DVA, and the Company could not agree on an outright purchase price. On November 19, 2007, the Company entered into the Earnout Amendment to the Earnout Agreement with the Founders, now the core operating management for the Company’s wholly owned subsidiary, DVH, to generally eliminate the Company’s obligations under the Earnout Agreement in exchange for an issuance of two million shares of Deer Valley’s common stock to the Founders and release of funds accrued through December 31, 2007. A discussion of the terms of the Earnout Amendment can be found at “Off-Balance Sheet Arrangements” under Item 6.

Pursuant to an oral consulting agreement with Ranger Industries, Inc., the Company paid, in two installments on January 30, 2006 and February 8, 2006, a $100,000 consulting fee to Ranger Industries, Inc., as payment in full for services rendered. Ranger Industries, Inc. is controlled by Charles G. Masters, the Chief Executive Officer & President of the Company.

On January 25 2006, the Company approved DVH entering into a Sales Contract with Steven J. Logan to purchase a 65,992 square foot manufacturing plant located on approximately 13 acres of land located at 7668 Highway 278 in Sulligent, Alabama (the “Sulligent Property”). In addition, Steve J. Logan and DVH agreed to enter into a short term lease of the Sulligent Property for nominal consideration to allow early occupancy and commencement of operations pending the expected purchase. Steven J. Logan is the father of DVH’s President and General Manager, Joel Logan. The Sales Contract was approved by the disinterested members of DVH’s Board of Directors and the Chief Executive Officer of the Company.

On April 18, 2006, pursuant to the Sales Contract, the form of which is attached hereto as Exhibit 10.23, DVH purchased the Sulligent Property from Steven J. Logan. The purchase price for the Sulligent Property was $725,000, subdivided as follows. DVH assumed Mr. Logan’s mortgage of approximately $610,000 and agreed to pay the remaining $115,000 to Mr. Logan in equal monthly payments of $5,000 for twenty-three months. DVH obtained the funds for the purchase price of the Sulligent Property from a revolving line of credit, which has since been replaced by a traditional mortgage.

Midtown Partners & Co., LLC (“Midtown Partners”), an SEC and NASD registered broker dealer, acted as the placement agent for the Company in connection with the Series A Preferred Stock Offering and the Series D Preferred Stock Offering and was paid commissions as previously disclosed in the Company’s filings. Christopher Phillips, Dale Phillips and other stockholders have an ownership interest in Midtown Partners.

In early November 2006, a shareholder approached the Company about exchanging registered shares of the Company’s common stock for shares of the Company’s preferred stock and “out of the money” warrants. On November 16, 2006, the Company entered into a Share Exchange Agreement with that holder of the Company’s common stock, par value $0.001 (the “Common Stock”) whereby the shareholder agreed to exchange 750,000 shares of Common Stock for 750,000 shares of the Company’s Series E Convertible Preferred Stock (the “Series E Preferred Stock”) and Series F Warrants (the “Series F Warrants”). On July 23, 2007, in exchange for another 250,000 shares of outstanding registered common stock, the Company issued an additional 250,000 shares of Series E Preferred Stock and Series F Warrants. The Series E Preferred Stock is convertible into the Company’s Common Stock at the option of the holder any time after the date of issuance on a one-for-one basis. The conversion rights of the holder of Series E Preferred Stock are limited so that the holder cannot convert any Series E Preferred Stock if, after such conversion, the number of shares of Common Stock beneficially owned by the holder and its affiliates, will exceed 4.99% of the outstanding shares of Common Stock. The Series F Warrants entitle the holder to purchase 750,000 shares of the Company’s Common Stock at an exercise price of two dollars and twenty five cents ($2.25) per share. The Series F Warrants are exercisable, in whole or in part, at any time from the date of grant and expire on the fifth anniversary of the grant date. Similar to the Series E Preferred Stock, the exercise rights of the Series F Warrants are limited so that the holder is not entitled to exercise the warrants if, after such exercise, the number of shares of common stock beneficially owned by the holder and its affiliates, will exceed 4.99% of the outstanding shares of common stock. The Series E Preferred Stock and the Series F Warrants were issued pursuant to the exemption from registration found in Section 3(a)(9) of the Securities Act of 1933. As a result of the Share Exchange Agreement, the 1,050,000 shares of registered Common Stock tendered by the shareholder to the Company were returned to the pool of authorized but unissued shares of the Company’s Common Stock.

Corporate Governance - Director Independence

The Company’s stock is quoted on the Over The Counter Bulletin Board, which does not have director independence requirements. Under Item 407(a) of Regulation S-B, the Company has chosen to measure the independence of its directors under the definition of independence used by the American Stock Exchange, which can be found in the AMEX Company Guide, §121(A)(2) (2007). Under such definition, none of the directors of the Company are independent, because the Company’s board of directors cannot affirmatively determine that any of its directors does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

ITEM 13.	EXHIBITS

Exhibit No.	Description
3.01	Articles of Incorporation of Deer Valley Corporation (1)

3.02	Bylaws of Deer Valley Corporation (1)

4.01	Certificate of Designation, Rights, and Preferences of Series A Convertible Preferred Stock (1)

4.02	Certificate of Designation, Rights, and Preferences of Series B Convertible Preferred Stock (1)

4.03	Certificate of Designation, Rights, and Preferences of Series C Convertible Preferred Stock (1)

4.04	Certificate of Designation, Rights, and Preferences of Series D Convertible Preferred Stock (1)

4.05	Certificate of Designation, Rights, and Preferences of Series E Convertible Preferred Stock (2)

10.01	Securities Purchase and Share Exchange Agreement dated January 18, 2006, by and among the Company, Richard A. Fisher, Kevin J. High, certain purchasers of the Company’s Series A Convertible Preferred Stock, DeerValley Acquisitions Corp., and certain other persons a party thereto (3)

10.02	Investor Rights Agreement, by and among the Company, each of the purchasers of the Company’s Series A Convertible Preferred Stock, and certain other persons a party thereto (3)

10.03	Earnout Agreement (3)

10.04	Form of Series A Common Stock Purchase Warrant (3)

10.05	Form of Series B Common Stock Purchase Warrant (3)

10.06	Form of Series C Common Stock Purchase Warrant (4)

10.07	Form of Series D Common Stock Purchase Warrant (4)

10.08	Form of Series E Common Stock Purchase Warrant (4)

10.09	Form of Series F Common Stock Purchase Warrant (2)

10.10	Form of Series BD-1 Common Stock Purchase Warrant (4)

10.11	Form of Series BD-2 Common Stock Purchase Warrant (4)

10.12	Form of Series BD-3 Common Stock Purchase Warrant (4)

10.13	Form of Series BD-4 Common Stock Purchase Warrant (4)

10.14	Form of Series BD-5 Common Stock Purchase Warrant (4)

10.15	Interest Bearing Non-Convertible Installment Promissory Note (3)

10.16	Placement Agent Agreement between Cytation Corporation and Midtown Partners, LLC (3)

10.17	Debt Exchange Agreement between Vicis Capital Master Fund and Cytation Corporation (4)

10.18	Revolving Credit and Security Agreement (5)

10.19	Revolving Credit Note (5)

10.20	Continuing Guaranty of Cytation Corporation (5)

10.21	Continuing Guaranty of Deer Valley Acquisitions Corp (5)

10.22	Agreement and Plan of Merger between Cytation Corp., a Delaware corporation, and Deer Valley Corporation, a Florida corporation (1)

10.23	Sales Contract for Sulligent Property (6)

10.24	Form of Loan Agreement (7)

10.25	Form of Commercial Promissory Note (7)

10.26	Form of Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing (7)

10.27	Form of Guaranty of Loan, Cytation Corp. (7)

10.28	Form of Guaranty of Loan, DeerValley Acquisitions Corp. (7)

10.29	Form of Share Exchange Agreement. (2)

10.30	Form of Guaranty of Deer Valley Corporation (8)

10.31	Form of Guaranty of Deer Valley Corporation (8)

10.32	Amendment to Loan Agreement (9)

10.33	Form of Renewal Revolving Credit Note (9)

10.34	Revolving Credit Loan and Security Agreement (9)

10.35	Form of Revolving Credit Note (9)

10.36	Continuing Guaranty of Deer Valley Homebuilders, Inc. (9)

10.37	Continuing Guaranty of Deer Valley Corporation (9)

10.38	Form of Series F Warrant (10)

10.39	Revolving Bridge Loan and Security Agreement (10)

10.40	Revolving Bridge Note (10)

10.41	Continuing Guaranty of Deer Valley Corporation (10)

10.42	Deer Valley Corporation 2007 Long Term Incentive Plan effective July 1, 2007 (11)

10.43	Form of Stock Option Agreement (11)

10.44	Employment Agreement with Charles G. Masters (11)

10.45	Amendment to Earnout Agreement (12)

10.46	Escrow Agreement (12)

21.01	List of Subsidiaries of the Company. (2)

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 14, 2008.

31.02	Certification of Acting Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 14, 2008.

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 14, 2008.

32.02	Certification of Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 14, 2008.

(1)	Previously filed as an exhibit to the Form 8-K, filed with the SEC on July 28, 2006 and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Form 10-QSB, filed with the SEC on November 20, 2006 and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Form 8-K filed with the SEC on January 25, 2006 and incorporated herein by reference.
(4)	Previously filed as an exhibit to the Registration Statement on Form SB-2 filed with the SEC on April 19, 2006 and incorporated herein by reference.
(5)	Previously filed as an exhibit to the Form 8-K filed with the SEC on April 18, 2006 and incorporated herein by reference.
(6)	Previously filed as an exhibit to the Form 8-K filed with the SEC on April 24, 2006 and incorporated herein by reference.
(7)	Previously filed as an exhibit to the Form 8-K filed with the SEC on June 1, 2006 and incorporated herein by reference.
(8)	Previously filed as an exhibit to the Form 10-KSB, filed with the SEC on April 11, 2007 and incorporated herein by reference.
(9)	Previously filed as an exhibit to the Form 8-K filed with the SEC on April 16, 2007 and incorporated herein by reference.
(10)	Previously filed as an exhibit to the Form 10-QSB, filed with the SEC on August 14, 2007 and incorporated herein by reference.
(11)	Previously filed as an exhibit to the Form 10-QSB, filed with the SEC on November 6, 2007 and incorporated herein by reference.
(12)	Previously filed as an exhibit to the Form 8-K filed with the SEC on November 21, 2007 and incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Pre-Approval Policies and Procedures

Prior to engaging our accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

Audit Fees

On July 16, 2007, the Company notified Herman, Lagor, Hopkins & Meeks, PA (“HLHM”) of its dismissal, effective as of July 16, 2007, as the Company’s independent registered public accounting firm. The aggregate fees billed by HLHM for professional services rendered prior to its dismissal for the review of the financial statements included in the Company’s Form 10-QSB for the period ended March 31 were approximately $12,500.

Effective July 16, 2007, the Company engaged KBL, LLP (“KBL”), a public accounting firm which is registered with, and governed by the rules of, the Public Company Accounting Oversight Board, as its new independent registered public accountant to audit the Company’s financial statements for the remainder of the year ended December 31, 2007. The aggregate fees billed by KBL for professional services rendered for the audit of the Company’s financial statements for the fiscal year ended December 31, 2007 were approximately $106,000 and for the review of the financial statements included in the Company’s Form 10-QSB for the periods June 30, 2007 and September 30, 2007, were approximately $22,500.

The aggregate fees billed by HLHM for professional services rendered for the audit of the Company’s financial statements for the fiscal year ended December 30, 2006 and for the review of the financial statements included in the Company’s Form 10-QSB for the periods ended April 1, July 1, and September 30, 2006, were approximately $67,000. The aggregate fees billed by HLHM for professional services rendered for the audit of the Company’s financial statements for the fiscal year ended December 31, 2006 were $102,500.

Audit-Related Fees

In the last two fiscal years, there were no fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed under “Audit Fees” above.

Tax Fees

During the fiscal years ended December 31, 2007 and December 31, 2006, the aggregate fees billed by HLHM for tax compliance and tax advice were approximately $31,000 and $36,000, respectively. During the fiscal year ended December 31, 2007, KBL did not render any tax compliance or tax advice services that were billed to the Company.

All Other Fees

In the fiscal year ended December 31, 2007, the Company was billed approximately $10,750 in the aggregate by HLHM for financial and due diligence services rendered in connection with potential strategic acquisitions. There were no other fees billed by our principal accountants other than those disclosed above for the last two fiscal years.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEER VALLEY CORPORATION

By:	/s/ Charles G. Masters
Charles G. Masters
President and Chief Executive Officer

Date: March 14, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company and in the capacities indicated on March 14, 2008.

Signature	Title

/s/ Charles G. Masters	President, Chief Executive Officer
Charles G. Masters	(Principal Executive Officer) and Director

/s/ Joel S. Logan, II
Joel S. Logan, II	Director

/s/ Charles Murphree
Charles Murphree	Director

/s/ John S. Lawler
John S. Lawler	Director

Dale Phillips	Director

Hans Beyer	Director

John N. Giordano	Director