Form 10-Q
period 2008-03-31
DEER VALLEY CORP
filed 2008-05-14
CIK 95047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-05388

DEER VALLEY CORPORATION

(Exact name of Registrant as specified in its charter)

Florida	20-5256635
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

4218 W. Linebaugh Avenue, Tampa, FL	33624
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (813) 885-5998

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated Filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The Registrant had 11,529,073 shares of Common Stock, par value $0.001 per share, outstanding as of May 5, 2008.

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

Deer Valley Corporation & Subsidiary

Consolidated Balance Sheets

ASSETS

March 31, 2008
(unaudited)
Current Assets:
Cash	$5,131,654
Accounts receivable	6,953,841
Inventory	2,672,450
Deferred tax asset	905,915
Prepaid expenses and other current assets	51,632

Total Current Assets	15,715,492

Fixed Assets:
Property, plant and equipment, net	3,075,718

Other Assets:
Goodwill	7,256,917
Other assets	166,444

Total Other Assets:	7,423,361

Total Assets	$26,214,571

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Current maturities on long term debt	$61,806
Note payable	4,000,000
Accounts payable	1,181,331
Accrued expenses	2,356,323
Accrued warranties	2,160,000
Income tax payable	161,165
Accrued preferred dividends	1,965

Total Current Liabilities	9,922,590

Long Term Liabilities:
Long-term debt, net of current maturities	1,807,479
Deferred tax liability	501,832
Put liability	532,617

Total Long Term Liabilities	2,841,928

Total Liabilities	12,764,518

Stockholders' Equity:
Series A Preferred stock, $0.01 par value, 750,000 shares authorized, 619,150 shares issued and outstanding.	6,191,495

Series C Preferred stock, $0.01 par value, 26,750 shares authorized, 22,463 shares issued and outstanding.	224

Series E Preferred stock, $0.01 par value, 1,000,000 authorized, 1,000,000 shares issued and outstanding.	10,000

Common stock, $0.001 par value, 100,000,000 shares authorized, 11,526,697 shares issued and outstanding.	11,527

Additional paid-in capital	36,692,360

Common stock escrowed under Earnout Agreement	(2,000,000)

Accumulated deficit	(27,455,552)

Total Stockholders Equity	13,450,054

Total Liabilities and Stockholders Equity	$26,214,571

See notes to consolidated financial statements

Deer Valley Corporation & Subsidiary

Consolidated Statements of Operations

	March 31, 2008	March 31, 2007
	(unaudited)	(unaudited)
REVENUE	$16,693,815	$11,812,342

COST OF REVENUE	13,468,745	10,436,409

GROSS PROFIT	3,225,070	1,375,933

OPERATING EXPENSES:
Depreciation	15,425	63,091
Selling, general and administrative	2,028,638	1,424,529

TOTAL OPERATING EXPENSES	2,044,063	1,487,620

OPERATING INCOME	1,181,007	(111,687)

OTHER INCOME (EXPENSES)
Derivative income (expense)	(17,071)	—
Interest income	18,949	62,634
Interest expense	(40,651)	(39,664)

TOTAL OTHER INCOME/(EXPENSES)	(38,773)	22,970

INCOME BEFORE INCOME TAXES	1,142,234	(88,717)

INCOME TAX EXPENSE	(445,536)	(45,528)

NET INCOME	$696,698	$(134,245)

Dividends to preferred stockholders	(21,562)	(91,777)

Net Income Available to Common Shareholders	$675,136	$(226,022)

Net Income/(Loss) Per Share (Basic)	$0.06	$(0.03)
Net Income/(Loss) Per Share (Fully Diluted)	$0.03	$(0.03)

Weighted Average Common Shares Outstanding	11,302,875	8,350,510
Weighted Average Common and Common Equivalent Shares Outstanding	23,507,759	8,350,510

See notes to consolidated financial statements

Deer Valley Corporation & Subsidiary

Consolidated Statements of Stockholders’ Equity

For the three month period ended March 31, 2008

	Preferred A		Preferred B
	Shares	$	Shares	$
Balance at December 31, 2007	629,775	6,297,745	—	—

Cumulative effect of change in accounting method	—	—	—	—
	—	—	—	—
Conversion of Series A Preferred	(10,625)	(106,250)	—	—
	—	—	—	—
Issuance of common stock dividend to Series A Preferred	—	—	—	—
	—	—	—	—
Accrued dividend	—	—	—	—
	—	—	—	—
Net Income	—	—	—	—

Balance at March 31, 2008	619,150	6,191,495	—	—

See notes to consolidated financial statements

Deer Valley Corporation & Subsidiary

Consolidated Statements of Stockholders’ Equity

For the three month period ended March 31, 2008

	Preferred C		Preferred D
	Shares	$	Shares	$
Balance at December 31, 2007	22,463	224	—	—

Cumulative effect of change in accounting method	—	—	—	—
	—	—	—	—
Conversion of Series A Preferred	—	—	—	—
	—	—	—	—
Issuance of common stock dividend to Series A Preferred	—	—	—	—
	—	—	—	—
Accrued dividend	—	—	—	—
	—	—	—	—
Net Income	—	—	—	—

Balance at March 31, 2008	22,463	224	—	—

See notes to consolidated financial statements

Deer Valley Corporation & Subsidiary

Consolidated Statements of Stockholders’ Equity

For the three month period ended March 31, 2008

	Series E		Common Stock
	Shares	$	Shares	$
Balance at December 31, 2007	1,000,000	10,000	11,121,629	11,122

Cumulative effect of change in accounting method	—	—	—	—
	—	—	—	—
Conversion of Series A Preferred	—	—	141,668	142
	—	—	—	—
Issuance of common stock dividend to Series A Preferred	—	—	263,400	263
	—	—	—	—
Accrued dividend	—	—	—	—
	—	—	—	—
Net Income	—	—	—	—

Balance at March 31, 2008	1,000,000	10,000	11,526,697	11,527

See notes to consolidated financial statements

Deer Valley Corporation & Subsidiary

Consolidated Statements of Stockholders’ Equity

For the three month period ended March 31, 2008

	Additional Paid in Capital	Common Stock Escrowed under Earnout Agreement	Retained Earnings	Total
Balance at December 31, 2007	36,221,024	(2,000,000)	(28,152,248)	12,387,867

Cumulative effect of change in accounting method	165,654	—	—	165,654
	—	—	—	—
Conversion of Series A Preferred	106,108	—	—	—
	—	—	—	—
Issuance of common stock dividend to Series A Preferred	221,136	—	—	221,399
	—	—	—	—
Accrued dividend	(21,562)	—	—	(21,562)
	—	—	—	—
Net Income	—	—	696,697	696,697

Balance at March 31, 2008	36,692,360	(2,000,000)	(27,455,552)	13,450,054

See notes to consolidated financial statements

Deer Valley Corporation & Subsidiary

Consolidated Statements of Cash Flows

	For the three month periods ended
	March 31, 2008	March 31, 2007
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$696,697	$(134,245)
Adjustments to reconcile net income (loss) to net cash provided for/used in operating activities:
Depreciation and amortization	72,425	68,039
Derivative income(expense)	17,071	—
Changes in assets and liabilities:
(Increase)/decrease in receivables	(1,855,831)	(659,584)
(Increase)/decrease in inventories	(723,704)	(464,180)
(Increase)/decrease in prepayments and other	71,873	(7,380)
Increase/(decrease) in accounts payable	81,479	154,243
Increase/(decrease) in income tax payable	76,554	—
Increase/(decrease) in estimated services and warranties	30,000	—
Increase/(decrease) in accrued expenses	(113,547)	(745,163)

CASH FLOW PROVIDED FOR/USED IN OPERATING ACTIVITIES	$(1,646,984)	$(1,788,270)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(64,171)	(62,123)

CASH FLOW USED IN INVESTING ACTIVITIES	$(64,171)	$(62,123)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(19,525)	(19,002)
Proceeds (repayment) of notes payable, net	2,084,000	—
Proceeds from the exercise of warrants	—	37,910

CASH FLOW PROVIDED BY FINANCING ACTIVITIES	$2,064,475	$18,908

NET INCREASE (DECREASE) IN CASH	$353,320	$(1,831,485)
CASH, Beginning	$4,778,334	$7,431,152

CASH, Ending	$5,131,654	$5,599,667

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$40,651	$39,664
Taxes	$110,000	$285,000
SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES:
Dividends on preferred stock settled in common stock	$221,399	$91,777
Conversion of preferred stock for common stock-net	$106,250	$—
Put liability	$165,654	$—

See notes to consolidated financial statements

Deer Valley Corporation & Subsidiary

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. BASIS OF PRESENATION

The accompanying unaudited consolidated financial statements for the three month period ended March 31, 2008 and 2007 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The unaudited financial information included in this report includes all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods. The operations for the three month periods ended March 31, 2008 and 2007 are not necessarily indicative of the results of the full fiscal year.

The condensed consolidated financial statements included in this report should be read in conjunction with the financial statements and notes thereto included in the Registrant's December 31, 2007 Annual Report on Form 10-KSB and subsequent filings on Form 8-K.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year—The Company’s operating subsidiary, Deer Valley Homebuilders, Inc., operates on a 52-53 week fiscal year end. For presentation purposes, the reporting period has been presented as ending on March 31, the Company’s quarter end.

Stock Based Compensation—In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment". SFAS 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) replaces FASB Statement No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) were required to apply SFAS 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. For public entities that file as small business issuers SFAS 123(R) is applicable as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.

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

The following table summarizes the activity related to all Company stock options and warrants for the three month period ended March 31, 2008:

			Exercise Price Per Share		Weighted Average Exercise Price Per Share
	Warrants	Stock Options	Warrants	Options	Warrants	Options
Outstanding at December 31, 2007	22,731,704	700,000	$0.75-3.00	$1.09-$1.14	$1.64	$1.12

Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Cancelled or expired	—	—	—	—	—	—

Outstanding at March 31, 2008	22,731,704	700,000	$0.75-3.00	—	$1.64	$1.12

Outstanding and exercisable at March 31, 2008	22,731,704	700,000	$0.75-3.00	$1.09-$1.14	$1.64	$1.12

The warrants expire at various dates ranging from January 2011 through November 2016. The stock options are fully vested and expire at various dates ranging from July 2017 to September 2017.

Earning (Loss) Per Share—The Company uses SFAS No. 128, “Earnings Per Share” for calculating the basic and diluted loss per share. Basic income/(loss) per share is computed by dividing net income/(loss) and net income/(loss) attributable to common shareholders by the weighted average number of common shares outstanding. Diluted income/(loss) per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive. Common equivalent shares are excluded from the computation of net loss per share if they would be anti-dilutive.

	For the three month periods ended March 31,
	2008	2007
Net income/( loss) available to common shareholders	$696,697	$(226,022)

Weighted average shares outstanding:
Basic	11,302,875	8,350,510

Diluted	23,507,759	8,350,510

Income/Loss per share:
Basic	$0.06	$(0.03)

Diluted*	$0.03	$(0.03)

*	Diluted weighted average shares outstanding for period ended March 31, 2007 does not include the effect of the Company’s common stock equivalent shares because to do so would have been anti-dilutive. Accordingly, basic and diluted net loss per share for this period is the same.

The Company’s dilutive common stock equivalent shares as of March 31, 2008 and 2007 include all of the Convertible Preferred shares and any incremental shares, as defined by SFAS No. 128, “Earnings Per Share”, associated with the Company’s outstanding warrants and stock options.

See the detailed list of Common Stock Equivalents below.

		Common Stock Equivalents as of March 31,
Securities	Exercise Price	2008	2007
Preferred:

Series A Preferred		8,255,325	8,516,993
Series C Preferred		2,246,300	2,675,000
Series E Preferred		1,000,000	750,000

Total		11,501,625	11,941,993

Warrants:

Class A Warrants	$1.50	10,369,351	10,369,351
Class B Warrants	$2.25	4,970,824	4,970,824
Class C Warrants	$0.75	2,000,000	2,000,000
Class D Warrants	$0.75	2,000,000	2,000,000
Class E Warrants	$3.00	880,544	880,544
Class F Warrants	$2.25	1,000,000	750,000
Class BD-2 Warrants	$1.50	919,162	919,162
Class BD-3 Warrants	$2.25	459,581	459,581
Class BD-4 Warrants	$1.50	66,121	66,121
Class BD-5 Warrants	$3.00	66,121	66,121

Total		22,731,704	22,481,704

Stock Options:

7/1/07 Issuance	$1.14	350,000	—
9/7/07 Issuance	$1.09	350,000	—

Total		700,000	—

Total common stock equivalents		34,933,329	34,423,697

Income Taxes—The Company utilizes the liability method of accounting for income taxes as set forth in SFAS 109, “Accounting for Income Taxes.” Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

For the three month period ended March 31, 2008, the Company increased its estimated tax provision by $120,000 to provide additional deferred tax expense on the amortization of tax deductible goodwill.

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

3. INVENTORY

Inventory consisted of the following components:

March 31, 2008
(unaudited)
Raw Materials	1,471,289
Work-in-Process	430,681
Finished Goods	770,480

Total Inventory	$2,672,450

4. PRODUCT WARRANTIES

The Company provides the retail home buyer a one-year limited warranty covering defects in material or workmanship in home structure, plumbing and electrical systems. The Company estimated warranty costs are accrued at the time of the sale to the dealer following industry standards and historical warranty cost incurred. Periodic adjustments to the estimated warranty accrual are made as events occur which indicate changes are necessary. As of March 31, 2008, the Company has provided a liability of $2,160,000 for estimated warranty costs relating to homes sold, based upon management's assessment of historical experience factors and current industry trends.

Management reviews its warranty requirements at the close of each reporting period and adjusts the reserves accordingly. The following tabular presentation reflects activity in warranty reserves during the periods presented:

March 31, 2008
(unaudited)
Balance at beginning of period	$2,130,000
Warranty charges	1,584,496
Warranty payments	(1,554,496)

Balance at end of period	$2,160,000

5. COMMITMENTS AND CONTINGENCIES

Litigation- The Company in the normal course of business is subject to claims and litigation. Management of the Company is of the opinion that, based on information available, such legal matters will not ultimately have a material adverse effect on the financial position or results of operation of the Company.

Reserve for Repurchase Commitments—Deer Valley Homebuilders, Inc. (“DVH”) is contingently liable under the terms of repurchase agreements with financial institutions providing inventory financing for retailers of DVH’s products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The risk of loss under these agreements is spread over numerous retailers. The price DVH is obligated to pay generally declines over the period of the agreement (typically 18 to 24 months) and the risk of loss is further reduced by the sale value of repurchased homes. The maximum amount for which the Company is contingently liable under repurchase agreements is approximately $16,370,000 at March 31, 2008. DVH to date has not experienced significant losses under these agreements, and management does not expect any future losses to have a material effect on the accompanying financial statements.

Earnout Agreement—On January 18, 2006, the Company's wholly-owned subsidiary, DeerValley Acquisitions Corp. (dissolved on July 1, 2006), entered into an Earnout Agreement (the "Earnout Agreement"), between Deer Valley Homebuilders, Inc., DeerValley Acquisitions Corp., and the former owners of Deer Valley Homebuilders, Inc. In connection with the Capital Stock Purchase Agreement, the Company entered into the Earnout Agreement, pursuant to which, additional payments may be paid to the former owners of Deer Valley Homebuilders, Inc. as an earnout based upon the Net Income Before Taxes of Deer Valley Homebuilders, Inc. during the next five (5) years, up to a maximum of $6,000,000. In any given year during the term of the Earnout Agreement, 50% of the pre-tax profit exceeding $1,000,000 per year will be accrued and become distributable to the prior shareholders.

On November 19, 2007, the Company entered into an amendment to the Earnout Agreement dated January 18, 2006, with the original founders (the “Founders”), now the core operating management for the Company’s wholly owned subsidiary, Deer Valley Homebuilders, Inc. (the “Earnout Amendment”).

In exchange for the elimination of future performance based cash accruals that were expected to total an additional $2 million over the next 12 to 36 months, the Company issued to the Founders two million shares of Deer Valley’s common stock. In addition, accrued liabilities, totaling $2.75 million on December 31, 2007, were paid to the Founders just prior to year end. The common stock will be held in escrow for a period of approximately three and one half years pending completion of the employment agreement requirements. The final number of shares released to recipients may be reduced in accordance with vesting requirements if the original earnout criteria is not met. For those shares that are ultimately released, if the open market price of the shares at the time of the release should be less than $1.00/share, the Company has agreed to either issue additional shares or pay a cash amount equal to the difference between $1.00 and the share price (i.e “make whole”).

The Company accounted for the right to be made “whole” as a put liability. The value of the put liability was $681,200 as of December 31, 2007. The Company used the Black-Scholes option pricing model with a risk free interest rate of 3.57%, 3 year expected term, and expected volatility of 60.9% to value the put liability.

Like other option valuation models Black-Scholes requires the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s put liability has characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the Black-Scholes option model did not necessarily provide the most reliable measure of the put liability.

During the current period the Company determined the fair value of the put liability with a commercially available software product that utilizes a proven Monte Carlo valuation methodology. The Monte Carlo model was utilized to incorporate more complex variables than closed-form models such as the Black-Scholes option valuation model. Based on this analysis, the value of the put liability was determined to be approximately $522,046 at inception, $515,547 at December 31, 2007 and $532,617 as of March 31, 2008. The Company used the data below to estimate the fair value of the put liability at each measurement date:

	Inception	12/31/07	3/31/08
Expected volatility	43.75%-49.54%	43.75%-49.54%	43.75%-49.54%
Expected dividends	—	—	—
Expected term in years	3	3	3
Risk free rate of return	3.16%	3.16%	3.16%

At December 31, 2007, the accrued Put liability was stated at $681,200. During the first quarter of 2008, the method of determining this accrual was changed resulting in a reduction of the liability by $165,654 with an offsetting increase to additional paid –in –capital by the same amount. Further, as a result of changes in the market price and volatility of the company’s common shares during the three-month period ended March 31, 2008, a derivative expense of $17,071 was incurred for the quarter resulting in the stated net Put liability of $532,617 as of the end of the period.

Loans and Letter of Credit—On May 26, 2006, DVH entered into a Loan Agreement with Fifth Third Bank (the “Lender”) providing for a loan of Two Million and No/100 Dollars ($2,000,000) (the "Loan") evidenced by a promissory note and secured by a first mortgage on DVH’s properties in Guin, Alabama and Sulligent, Alabama, including the structures and fixtures located thereon, as well as DVH’s interest in any lease thereof. The purpose of the loan is to pay off an existing loan from another bank secured by the Guin property and to reduce the outstanding balance on DVH’s revolving credit facility with the Lender. The net effect of the reduction in the revolving credit balance is to increase the credit available to the Company for working capital under its revolving facility. The Loan has a term from May 26, 2006 through June 1, 2011 and has a variable interest rate at 2.25% above LIBOR. There is no prepayment penalty. Future advances are available under the Loan Agreement, subject to approval by the Lender. Also on May 26, 2006, the Company and DVH guaranteed the Loan. Should Deer Valley default, thereby triggering acceleration of the Loan, the Company would become liable for payment of the Loan.

On April 11, 2007, Deer Valley Corporation entered into a new Loan and Security Agreement providing for a revolving line of credit in an amount not to exceed Two Million Five Hundred Thousand and No/100 Dollars ($2,500,000) (the "DV Loan Agreement") evidenced by a revolving credit note and secured by accounts receivable, inventory, equipment and all other tangible and intangible personal property of Deer Valley Corporation and DVH. The purpose of the DV Loan Agreement is to provide a standby source of working capital, letters of credit required by the terms of certain repurchase agreements and performance bonds entered into in the normal course of the Company’s business, and to provide financing for potential acquisition(s) of new manufacturing facilities or subsidiaries. The DV Loan Agreement has a one year term and has a variable interest rate at 2.60% above LIBOR. Upon issuance of a letter of credit, Deer Valley Corporation is charged a letter of credit fee equal to 1.00% of the face amount of the letter of credit. The DV Loan Agreement provides for conditions to meet prior to each advance, including financial ratios. See consolidation of credit facility in Note 7 Subsequent Events.

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

In addition to the revolving line of credit described in the preceding paragraph, DVH, during its normal course of business, is required to issue irrevocable standby letters of credit in the favor of independent third party beneficiaries to cover obligations under repurchase agreements. As of March 31, 2008, no amounts had been drawn on the above irrevocable letters of credit by the beneficiaries.

Dividends Payable- As of March 31, 2008 the total accrued dividend payable to Series A Preferred shareholders was $21,562.

6. EQUITY TRANSACTIONS

Series A Convertible Preferred Stock—During the three month period ended March 31, 2008 certain shareholders converted 10,625 shares of Series A Preferred stock, par value $106,250, into 141,668 shares of the Company’s common stock.

Common Stock Dividends – During the three month period ended March 31, 2008, a dividend to holders of Series A Preferred Stock became due. The Company issued 263,400 shares of the Company’s common stock to Series A Preferred shareholders as payment for $221,399 of dividends.

7. SUBSEQUENT EVENTS

Effective April 12, 2008, DVH renewed and consolidated its existing revolving credit line of $2,500,000 with Fifth Third Bank, and its existing revolving bridge line of credit of $5,000,000 with Fifth Third Bank (the “Consolidated Facility”). The Consolidated Facility is a revolving line of credit in an amount not to exceed $7,500,000 evidenced by a revolving credit note and secured by accounts receivable, inventory, equipment and all other tangible and intangible personal property of DVH and guaranteed by Deer Valley Corporation. The purpose of the Consolidated Facility is to provide working capital and letters of credit required by the terms of certain repurchase agreements and performance bonds entered into in the normal course of the Company’s business. The Consolidated Facility has a one-year term and has a variable interest rate at 2.50% above LIBOR and provides for conditions to meet, including financial ratios, prior to each advance.

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

Overview

The Company, through its wholly owned subsidiary Deer Valley Homebuilders, Inc. (“DVH”), manufactures and designs factory-built homes at its principal manufacturing plant located in Guin, Alabama and a separate manufacturing plant in Sulligent, Alabama the majority of which are sold to a network of independent dealers located primarily in the southeastern and south central regions of the United States.

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

The Company’s executives are continuing to focus on two matters relating to the industry-wide slowdown. First, management is addressing the well-publicized slowdown in the housing industry with a focus on sales. Second, in recognition of an important trend in the housing market toward modular homes and as part of the Company’s strategic plan to continue its growth in a challenging industry, management plans will continue to increase the Company’s involvement in the modular segment of the factory-built housing industry. As its initial entry into the modular segment, the Company has targeted the production of smaller units (less than 3,000 square feet) that are readily producible, in a cost efficient manner, using the Company’s existing manufacturing capabilities. The Company intends to sell these models to large tract developers, government agencies and individuals through independent dealers.

Despite the recent downturns in sales for the housing industry, our revenues for the three-month period ended March 31, 2008 have increased be more than 40% over the same three-month period during 2007. The primary differences between the two periods are the Company’s growth during this quarter of its modular segment and the success related to the contract with the State of Mississippi detailed below.

Beginning in the second quarter of calendar year 2007, state and federal agencies, and other government sponsored entities, began distributing Requests for Proposals (RFPs) for housing designed to test and evaluate future disaster recovery housing units for the Gulf Coast region. The Company has aggressively taken advantage of its Alabama location and reputation in the Gulf Coast area to become a significant participant in the permanent rebuilding of the Gulf Coast region and the production of prototypes for future disaster recovery housing units. As an immediate result of its efforts, in June 2007 the Company’s plant in Guin, Alabama was selected by the State of Mississippi to produce 50 two-bedroom and 100 three-bedroom cottages as part of a program, the “Mississippi Alternative Pilot Program”, that is designed to test and evaluate future disaster housing units. The total combined value of this initial pilot phase contract awarded to the Company was $7,535,000. All units contracted for with the Company under this initial contract were produced and delivered before the end of the third quarter of 2007.

In October 2007, the Company was awarded a contract extension by the State of Mississippi for the production and delivery of an additional 150 two-bedroom cottages as part of the State of Mississippi’s pilot program to test and evaluate future disaster housing units. As with the initial contract, the Company delivered the units to state designated staging areas located near the Gulf Coast. Total proceeds from this contract extension is $7,185,000 which, when combined with the original contract for the manufacture of 50 two-bedroom and 100 three-bedroom cottages, brought the proceeds of the State of Mississippi contracts awarded to Deer Valley to a total of $14,720,000.

In December 2007, the scope of the Company’s contract with the State of Mississippi was further increased to provide for the production and delivery of an additional 100 two-bedroom cottages. The Company estimates that this increase in scope has generated an additional $4,790,000 in revenue, which brings the Company’s combined revenue from the State of Mississippi contract to a total of $19,510,000. All of the units to be produced by the Company under the two contract extensions were delivered prior to March 31, 2008. The total amount received for the contracts with the State of Mississippi accounted for 15.3% of the Company’s total sales in 2007.

In April 2008, the Company was granted another contract extension from the State of Mississippi providing for the production and delivery of 75 additional three-bedroom cottages. The contract extension is expected to contribute an additional $3,855,000 to the Company’s revenue during the second and third quarters of 2008, bringing Deer Valley’s aggregate revenues from the State of Mississippi contract to approximately $23,400,000. The Company cannot predict whether the State of Mississippi will provide any additional extensions of the initial contract beyond those that the Company has already received.

Manufacturing Operations

We currently produce all of our factory-built homes at two manufacturing facilities in Guin and Sulligent, Alabama. Our facilities normally function on a single-shift, five-day work week basis. During the first quarter of 2008, the Company’s average production rate was approximately 9.5 “floors” produced per day.

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

Results of Operations

The following discussion examines the results of the Company’s operations for the three month period ended March 31, 2008. This discussion of our financial condition and results of operations should be read in conjunction with our financial statements and notes to the financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment by our management. It is also imperative that one read our December 31, 2007 Annual Report on Form 10-KSB and subsequent filings on Form 8-K.

HISTORICAL RESULTS—PERIODS ENDED MARCH 31, 2008 AND MARCH 31, 2007.

Revenues. Overall gross revenue for the three month period ended March 31, 2008 was $16,693,815 compared to $11,812,342 for the three month period ended March 31, 2007. Revenue for the three month period ended March 31, 2008 increased over the same three period in 2007, primarily due to the Company’s completion of its contract with the State of Mississippi for the production of two-bedroom and three-bedroom cottages as part of its program that is designed to test and evaluate future disaster housing units. For the three month period ending March 31, 2008, our cost of revenues as a percentage of revenue decreased to 80.7%, as compared to 88.4% for the corresponding period for 2007.

Selling, General, and Administrative Expenses. Selling, general and administrative expenses consisted of payroll and related expenses for executive, accounting, and administrative personnel, professional fees, and other general corporate expenses. Selling, general, and administrative expenses for the three month period ended March 31, 2008 was $2,028,638, compared to $1,424,529 for the three month period ended March 31, 2007. General and administrative costs increased for the three month period ending March 31, 2008, in comparison to the corresponding period for 2007, primarily due to increased production capacity, increased trade show participation, and increased administration cost associated with the MEMA project.

Net Income. The net income for the three month period ended March 31, 2008 was $696,697, compared to net losses of $134,245 for the three month period ended March 31, 2007. After accounting for the stock dividend payable to preferred stockholders, the net income to common stockholders for the three month period ended March 31, 2008 was 675,135 compared to net losses of $226,022 for the three month period ended March 31, 2007. The significant increases in net income to common stockholders for the three month period ended March 31, 2008 versus that same period ended March 31, 2007 are primarily attributable to our increased production during the first three months of 2008 and the decrease in our cost of sales as a percentage of revenue. In addition, during the first portion of this quarter, the Company accrued its semi-annual common stock dividends for shareholders holding shares of the Company’s Series A Preferred Convertible Stock (the “Series A Preferred Stock”). Pursuant to the terms of the Series A Preferred Stock, those dividends accrued by the Company represent the fourth and last dividends to be issued to such shareholders. Accordingly, the Company’s accrual of the dividend for the period ended March 31, 2008, was relativley small compared with prior periods where such dividends accrued.

Liquidity and Capital Resources

Management believes that the Company currently has sufficient cash flow from operations, available bank borrowings, cash, and cash equivalents to meet its short-term working capital requirements. The Company had $5,131,654 in cash and cash equivalents as of March 31, 2008, compared to $5,599,667 in cash and cash equivalents as of March 31, 2007. The Company’s reduction in cash was primarily attributable to an increase in receivables due to the State of Mississippi contract and payment of the accrued liability resulting from payments to certain former owners of DVH relating to an earnout agreement discussed below in “Off-Balance Sheet Arrangements.” Should our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner which will increase or accelerate our anticipated costs or capital demand, such as through the acquisition of new products, our working capital could be depleted at an accelerated rate.

The net cash used in operating activities for the three month period ended March 31, 2008 was $1,646,984. The net cash used in operating activities for the three month period ended March 31, 2007 was $1,788,270. The reduction of cash used in operating activities for the first three months of 2008, in comparison to the same period from the Company’s prior fiscal year, is attributable primarily to a temporary increase in receivables related to the Company’s fulfillment of its contact with the State of Mississippi. During the last quarter of 2007 and the first quarter of 2008, the Company received payments from the State of Mississippi for a significant portion of the contract, and repaid all borrowings under its Revolving Bridge Loan with Fifth Third Bank. To further fund the most recent production of the State of Mississippi cottages, the Company again borrowed from its loan with Fifth Third Bank. The Company has been paid by the State of Mississippi in accordance with its contract terms and anticipates receiving all remaining payments from the State of Mississippi for the completion of the contract during the second quarter of 2008. The Company’s accounts receivable as of March 31, 2008 was $6,953,841, as compared to $2,834,582 as of March 31, 2007.

The net cash used in investing activities for the three month period ending March 31, 2008 was $64,171, which primarily reflects purchases of equipment. The net cash provided from financing activities for the three month period ending March 31, 2008 was $2,064,475, which primarily relates to the Company’s borrowings under its line of credit with its senior lender. The Company anticipates receiving payments during the second quarter of 2008 in connection with governmental contracts that were completed during the last quarter of 2007 and first quarter of 2008, thereby reducing its accounts receivable and its borrowings under its line of credit with its senior lender.

We are contingently liable under the terms of repurchase agreements with financial institutions providing inventory financing for retailers of our products. For more information on the repurchase agreements, including the Company’s contingent liability thereunder, please see “Reserve for Repurchase Commitments” below.

Recent Developments

In April 2008, the Company was awarded a $16.1 million contract to build more than 120 twin-town home units for a 264-acre master-planned residential rental community in Ocean Springs, Mississippi by M&C Development LLC called Orleans Place. Construction and delivery of the first homes in Phase I of the development is expected to begin in the second quarter of 2008.

Also in April 2008, the Company was granted a contract extension from the State of Mississippi providing for the production and delivery of 75 additional three-bedroom cottages. The cottages are being purchased by the State as part of a $280 million federal pilot program designed to test and evaluate future disaster relief housing. The contract extension is expected to contribute an additional $3,855,000 to the Company’s revenue during the second and third quarters of 2008. Delivery of this new group of cottages will bring Deer Valley’s aggregate revenues from the pilot phase contracts to approximately $23,400,000. Prior to the receipt of this most recent contract extension, the Company had produced 400 two-bedroom and three-bedroom cottages for the State of Mississippi.

Effective as of April 12, 2008, DVH renewed and consolidated its existing revolving credit line of $2,500,000 with Fifth Third Bank, and its existing revolving bridge line of credit of $5,000,000 with Fifth Third Bank (the “Consolidated Facility”). The Consolidated Facility is a revolving line of credit in an amount not to exceed $7,500,000 evidenced by a revolving credit note and secured by accounts receivable, inventory, equipment and all other tangible and intangible personal property of DVH and guaranteed by Deer Valley Corporation. The purpose of the Consolidated Facility is to provide working capital and letters of credit required by the terms of certain repurchase agreements and performance bonds entered into in the normal course of the Company’s business. The Consolidated Facility has a one-year term and has a variable interest rate at 2.50% above LIBOR and provides for conditions to meet, including financial ratios, prior to each advance.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments which affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. For a description of those estimates, see Note 2, Summary of Significant Accounting Policies, contained in the explanatory notes to the Company’s financial statements for the quarter ended March 31, 2008, contained in this filing and the Company’s Form 10-KSB for December 31, 2007. On an ongoing basis, we evaluate our estimates, including those related to reserves, deferred tax assets, valuation allowances, impairment of long-lived assets, fair value of equity instruments issued to consultants for services, and estimates of costs to complete contracts. We base our estimates on historical experience and on various other assumptions which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities which are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. However, we believe that our estimates, including those for the above-described items, are reasonable.

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

Warranties

We provide our retail buyers with a one-year limited warranty covering defects in material or workmanship, including plumbing and electrical systems. We record a liability for estimated future warranty costs relating to homes sold, based upon our assessment of historical experience and industry trends. In making this estimate, we evaluate historical sales amounts, warranty costs related to homes sold and timing in which any work orders are completed. The Company has accrued a warranty liability reserve of $2,160,000 on its balance sheet as of March 31, 2008. Although we maintain reserves for such claims, there can be no assurance that warranty expense levels will remain at current levels or that the reserves that we have set aside will continue to be adequate. A large number of warranty claims which exceed our current warranty expense levels could have a material adverse affect upon our results of operations.

Volume Incentives Payable

We have relied upon volume incentive payments to our independent dealers who retail our products. These volume incentive payments are accounted for as a reduction to gross sales, and are estimated and accrued when sales of our factory-built homes are made to our independent dealers. Volume incentive reserves are recorded based upon the annualized purchases of our independent dealers who purchase a qualifying amount of home products from us. We accrue a liability to our dealers, based upon estimates derived from historical payout rates. Volume incentive costs represent a significant expense to us, and any significant changes in actual payouts could have an adverse affect on our financial performance. We had a reserve for volume incentives payable of $459,635 as of March 31, 2008, as compared to $467,845 as of March 31, 2007.

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

The maximum amount for which the Company is contingently liable under such agreements amounted to approximately $16,370,000 as of March 31, 2008, as compared to $15,765,000 as of March 31, 2007. As of March 31, 2008 and March 31, 2007, we had reserves of $200,000 and $84,650, respectively, established for future repurchase commitments, based upon our prior experience and evaluation of our independent dealers’ financial conditions. Because Deer Valley to date has not experienced any significant losses under these agreements, management does not expect any future losses to have a material effect on our accompanying financial statements.

Revenue Recognition

Revenue for our products sold to independent dealers are generally recorded when all of the following conditions have been met: (i) an order for the home has been received from the dealer, (ii) an agreement with respect to payment terms has been received, and (iii) the home has been shipped and risk of loss has passed to the dealer. When products are sold to the State of Mississippi, revenue is recognized upon its official receipt and inspection at a site designated by the State of Mississippi.

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

Off-Balance Sheet Arrangements

On January 18, 2006, the Company entered into the Earnout Agreement, which provided for contingent additional payments to the former owners of DVH, as an earnout, based upon the Net Income Before Taxes of DVH during the next five (5) years, up to a maximum of $6,000,000.

On November 19, 2007, the Company entered into an amendment to the Earnout Agreement with the original founders (the “Founders”), now the core operating management for the Company’s wholly owned subsidiary, Deer Valley Homebuilders, Inc. (the “Earnout Amendment”).

In exchange for the elimination of future performance based cash accruals that were expected to total an additional $2 million over the next 12 to 36 months, the Company issued to the Founders two million shares of Deer Valley’s common stock. In addition, accrued liabilities resulting from achievement of certain predetermined milestones related to the Company’s success, totaling $2.75 million on December 31, 2007, were paid to the Founders just prior to year end. The common stock will be held in escrow for a period of approximately three and one half years pending completion of the employment agreement requirements. The final number of shares released to recipients may be reduced in accordance with vesting requirements if the original earnout criteria is not met. For those shares that are ultimately released, if the open market price of the shares at the time of the release should be less than $1.00/share, the Company has agreed to either issue additional shares or pay a cash amount equal to the difference between $1.00 and the share price (i.e “make whole”).

The Company accounted for the right to be made “whole” as a put liability. The value of the put liability was $681,200 as of December 31, 2007. The Company initially used the Black-Scholes option pricing model with a risk free interest rate of 3.57%, 3 year expected term, and expected volatility of 60.9% to value the put liability.

Like other option valuation models Black-Scholes requires the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s put liability has characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the Black-Scholes option model did not necessarily provide the most reliable measure of the put liability.

Commencing with the first quarter of 2008, the Company determined the fair value of the put liability with a commercially available software product that utilizes a proven Monte Carlo valuation methodology. The Monte

Carlo model was utilized to incorporate more complex variables than closed-form models such as the Black-Scholes option valuation model. Based on this analysis, the value of the put liability was determined to be approximately $522,046 at inception, $515,547 at December 31, 2007 and $532,617 as of March 31, 2008.

At December 31, 2007, the accrued Put liability was stated at $681,200. During the first quarter of 2008, the method of determining this accrual was changed resulting in a reduction of the liability by $165,654 with an offsetting increase to additional paid–in–capital by the same amount. Further, as a result of changes in the market price and volatility of the company’s common shares during the three-month period ended March 31, 2008, a derivative expense of $17,071 was incurred for the quarter resulting in the stated net Put liability of $532,617 as of the end of the period.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and acting Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending March 31, 2008 covered by this Quarterly Report on Form 10-QSB. Based upon such evaluation, the Chief Executive Officer and acting Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Changes in Internal Controls over Financial Reporting

During the quarter ended March 31, 2008, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Series A Convertible Preferred Stock—During the three month period ending March 31, 2008 certain shareholders converted 10,625 shares of Series A Preferred Stock, par value $106,250, into 141,668 shares of the Company’s common stock. The securities were issued to existing shareholders, and the transaction was exempt under Section 3(a)(9) of the Securities Act, as amended.

Common Stock Dividends—During the three month period ending March 31, 2008, the Company issued 263,400 shares of the Company’s common stock to Series A Preferred shareholders as payment for $221,399 of dividends.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.	Description
3.01	Articles of Incorporation of Deer Valley Corporation. (1)

3.02	Bylaws of Deer Valley Corporation. (1)

4.01	Certificate of Designation, Rights, and Preferences of Series A Convertible Preferred Stock. (1)

4.02	Certificate of Designation, Rights, and Preferences of Series B Convertible Preferred Stock. (1)

4.03	Certificate of Designation, Rights, and Preferences of Series C Convertible Preferred Stock. (1)

4.04	Certificate of Designation, Rights, and Preferences of Series D Convertible Preferred Stock. (1)

4.05	Certificate of Designation, Rights, and Preferences of Series E Convertible Preferred Stock. (2)

10.01	Second Amendment to Loan Agreement (3)

10.02	Renewal and Consolidation Revolving Credit Note (3)

10.03	Continuing Guaranty of Deer Valley Corporation (3)

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 14, 2008. (4)

31.02	Certification of Acting Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 14, 2008. (4)

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 14, 2008. (4)

32.02	Certification of Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 14, 2008. (4)

(1)	Previously filed as an exhibit to the Form 8-K, filed with the SEC on July 28, 2006 and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Form 10-QSB, filed with the SEC on November 20, 2006 and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Form 8-K, filed with the SEC on May 13, 2008 and incorporated herein by reference.
(4)	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Deer Valley Corporation
(Registrant)

Dated: May 14, 2008	By:	/s/ Charles G. Masters
Charles G. Masters
President & Chief Executive Officer