Form 10-Q
period 2008-06-30
DEER VALLEY CORP
filed 2008-08-07
CIK 95047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

The Registrant had 12,378,847 shares of Common Stock, par value $0.001 per share, outstanding as of August 1, 2008.

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

Deer Valley Corporation & Subsidiary

Consolidated Balance Sheet

June 30, 2008
(unaudited)
ASSETS

Current Assets:
Cash	$6,302,136
Accounts receivable	4,452,993
Inventory	2,685,787
Deferred tax asset	905,915
Prepaid expenses and other current assets	92,148

Total Current Assets	14,438,979

Fixed Assets:
Property, plant and equipment, net	3,062,355

Other Assets:
Goodwill	7,256,917
Other assets	78,688

Total Other Assets:	7,335,605

Total Assets	$24,836,938

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Current maturities on long term debt	$42,280
Accounts payable	2,001,747
Accrued expenses	3,126,431
Accrued warranties	2,235,000
Income tax payable	128,906

Total Current Liabilities	7,534,364

Long Term Liabilities:
Long-term debt, net of current maturities	1,807,479
Deferred tax liability	501,832
Put liability	535,617

Total Long Term Liabilities	2,844,928

Total Liabilities	10,379,292

Stockholders’ Equity:
Series A Preferred stock, $0.01 par value, 750,000 shares authorized, 556,150 shares issued and outstanding.	5,561,495

Series C Preferred stock, $0.01 par value, 26,750 shares authorized, 22,463 shares issued and outstanding.	224

Series E Preferred stock, $0.01 par value, 1,000,000 authorized, 1,000,000 shares issued and outstanding.	10,000

Common stock, $0.001 par value, 100,000,000 shares authorized, 12,370,838 shares issued and outstanding.	12,371

Additional paid-in capital	37,323,479

Common stock payable-Earnout Agreement	(2,000,000)

Accumulated deficit	(26,449,923)

Total Stockholders Equity	14,457,646

Total Liabilities and Stockholders Equity	$24,836,938

See notes to consolidated financial statements

Deer Valley Corporation & Subsidiary

Consolidated Statements of Operations

	For the three month period ended		For the six month period ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUE	$18,972,540	$15,888,025	$35,666,356	$27,700,367

COST OF REVENUE	15,556,586	13,292,427	29,025,331	23,728,837

GROSS PROFIT	3,415,955	2,595,598	6,641,024	3,971,530

OPERATING EXPENSES:
Depreciation	26,554	10,169	9,895	20,249
Selling, general and administrative	1,897,516	1,766,884	3,958,239	3,244,424

TOTAL OPERATING EXPENSES	1,924,070	1,777,053	3,968,134	3,264,673

OPERATING INCOME	1,491,884	818,545	2,672,890	706,857

OTHER INCOME (EXPENSES)
Derivative income (expense)	(3,000)		(20,071)	—
Interest income	16,961	51,935	35,910	114,569
Interest expense	(98,176)	(37,629)	(138,828)	(77,293)

TOTAL OTHER INCOME/(EXPENSES)	(84,216)	14,306	(122,989)	37,276

INCOME BEFORE INCOME TAXES	1,407,668	832,851	2,549,902	744,133

INCOME TAX EXPENSE	(402,040)	(333,318)	(847,576)	(378,845)

NET INCOME	$1,005,628	$499,533	$1,702,325	$365,288

Dividends to preferred stockholders	(1,746)	(111,479)	(23,308)	(203,257)

Net Income Available to Common Shareholders	$1,003,882	$388,054	$1,679,017	$162,031

Net Income/(Loss) Per Share (Basic)	$0.09	$0.05	$0.15	$0.02

Net Income/(Loss) Per Share (Fully Diluted)	$0.04	$0.02	$0.07	$0.02

Weighted Average Common Shares Outstanding	11,804,685	8,609,054	11,554,632	8,483,359

Weighted Average Common and Common Equivalent Shares Outstanding	23,420,283	22,291,010	23,027,561	22,540,191

See notes to consolidated financial statements

Deer Valley Corporation & Subsidiary

Consolidated Statements of Cash Flows

	For the six month periods ended
	June 30, 2008	June 30, 2007
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,702,325	$365,288
Adjustments to reconcile net income (loss) to net cash provided for/used in operating activities:
Depreciation and amortization	204,654	136,748
Derivative income (expense)	20,071	—
Changes in assets and liabilities:
(Increase)/decrease in receivables	645,017	(1,652,126)
(Increase)/decrease in inventories	(737,041)	(861,919)
(Increase)/decrease in prepayments and other	56,447	(236,909)
Increase/(decrease) in accounts payable	901,895	985,380
Increase/(decrease) in income tax payable	44,295	170,109
Increase/(decrease) in estimated services and warranties	105,000	65,000
Increase/(decrease) in accrued expenses	656,561	(295,483)
Increase/(decrease) in deferred tax liability	—	248,543

CASH FLOW PROVIDED FOR/USED IN OPERATING ACTIVITIES	$3,599,224	$(1,075,369)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(120,370)	(67,261)

CASH FLOW USED IN INVESTING ACTIVITIES	$(120,370)	$(67,261)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(39,051)	(37,036)
Proceeds (repayment) of notes payable, net	(1,916,000)	—
Accrual of earnout	—	62,873
Payment of earnout	—	(1,232,275)
Proceeds from the exercise of warrants	—	37,910

CASH FLOW PROVIDED BY FINANCING ACTIVITIES	$(1,955,051)	$(1,168,528)

NET INCREASE (DECREASE) IN CASH	$1,523,803	$(2,311,158)
CASH, Beginning	$4,778,333	$7,431,152

CASH, Ending	$6,302,136	$5,119,994

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$83,504	$64,467
Taxes	$535,000	$375,000

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES:
Dividends on preferred stock	$225,109	$203,257
Conversion of preferred stock for common stock-net	$736,250	$—
Put liability	$165,654	$—

See notes to consolidated financial statements

Deer Valley Corporation & Subsidiary

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements for the three and six-month periods ended June 30, 2008 and 2007 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The unaudited financial information included in this report includes all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods. The operations for the three and six-month periods ended June 30, 2008 and 2007 are not necessarily indicative of the results of the full fiscal year.

The condensed consolidated financial statements included in this report should be read in conjunction with the financial statements and notes thereto included in the Registrant’s December 31, 2007 Annual Report on Form 10-KSB and subsequent filings on Form 8-K.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year—The Company’s operating subsidiary, Deer Valley Homebuilders, Inc., operates on a 52-53 week fiscal year end. For presentation purposes, the reporting period has been presented as ending on June 30, the Company’s quarter end.

Stock Based Compensation—In December 2004, the FASB issued SFAS No.123 (revised 2004), “Share-Based Payment”. SFAS 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) were required to apply SFAS 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. For public entities that file as small business issuers SFAS 123(R) is applicable as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.

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

The following table summarizes the activity related to all Company stock options and warrants for the six month period ended June 30, 2008:

			Exercise Price Per Share		Weighted Average Exercise Price Per Share
	Warrants	Stock Options	Warrants	Options	Warrants	Options
Outstanding at December 31, 2007	22,731,704	700,000	$0.75-3.00	$1.09-$1.14	$1.64	$1.12

Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Cancelled or expired	—	—	—	—	—	—

Outstanding at March 31, 2008	22,731,704	700,000	$0.75-3.00	$1.09-$1.14	$1.64	$1.12

Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Cancelled or expired	—	—	—	—	—	—

Outstanding at June 30, 2008	22,731,704	700,000	$0.75-3.00	$1.09-$1.14	$1.64	$1.12

Outstanding and exercisable at June 30, 2008	22,731,704	700,000	$0.75-3.00	$1.09-$1.14	$1.64	$1.12

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

	For the three month periods ended June 30,		For the six month periods ended June 30,
	2008	2007	2008	2007
Net income/( loss) available to common shareholders	$1,003,882	$388,054	$1,679,017	$162,031

Weighted average shares outstanding:
Basic	11,804,685	8,609,054	11,554,632	8,483,359

Diluted	23,420,283	22,291,010	23,027,561	22,540,191

Income/Loss per share:
Basic	$0.09	$0.05	$0.15	$0.02

Diluted	$0.04	$0.02	$0.07	$0.02

The Company’s dilutive common stock equivalent shares as of June 30, 2008 and 2007 include all of the Convertible Preferred shares and any incremental shares, as defined by SFAS No. 128, “Earnings Per Share”, associated with the Company’s outstanding warrants and stock options.

See the detailed list of Common Stock Equivalents below.

		Common Stock Equivalents as of June 30,
Securities	Exercise Price	2008	2007
Preferred:

Series A Preferred		7,415,321	8,516,993
Series C Preferred		2,246,300	2,675,000
Series E Preferred		1,000,000	750,000

Total		10,661,621	11,941,993

Warrants:

Class A Warrants	$1.50	10,369,351	10,369,351
Class B Warrants	$2.25	4,970,824	4,970,824
Class C Warrants	$0.75	2,000,000	2,000,000
Class D Warrants	$0.75	2,000,000	2,000,000
Class E Warrants	$3.00	880,544	880,544
Class F Warrants	$2.25	1,000,000	750,000
Class BD-2 Warrants	$1.50	919,162	919,162
Class BD-3 Warrants	$2.25	459,581	459,581
Class BD-4 Warrants	$1.50	66,121	66,121
Class BD-5 Warrants	$3.00	66,121	66,121

Total		22,731,704	22,481,704

Stock Options:

7/1/07 Issuance	$1.14	350,000	—
9/7/07 Issuance	$1.09	350,000	—

Total		700,000	—

Total common stock equivalents		34,093,325	34,423,697

Income Taxes—The Company utilizes the liability method of accounting for income taxes as set forth in SFAS 109, “Accounting for Income Taxes.” Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

For the three month and six month periods ended June 30, 2008, the Company increased its estimated tax provision by $120,000 to provide additional deferred tax expense on the amortization of tax deductible goodwill.

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

FASB Interpretation No 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), was issued in July 2006. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken, or expected to be taken, on a tax return. The Company has adopted FIN 48 and has determined there is no impact on the financial statements.

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

3. INVENTORY

Inventory consisted of the following components:

June 30, 2008
(unaudited)
Raw Materials	1,694,322
Work-in-Process	431,931
Finished Goods	559,534

Total Inventory	$2,685,787

4. PRODUCT WARRANTIES

The Company provides the retail home buyer a one-year limited warranty covering defects in material or workmanship in home structure, plumbing and electrical systems. The Company estimated warranty costs are accrued at the time of the sale to the dealer following industry standards and historical warranty cost incurred. Periodic adjustments to the estimated warranty accrual are made as events occur which indicate changes are necessary. As of June 30, 2008, the Company has provided a liability of $2,235,000 for estimated warranty costs relating to homes sold, based upon management’s assessment of historical experience factors and current industry trends.

Management reviews its warranty requirements at the close of each reporting period and adjusts the reserves accordingly. The following tabular presentation reflects activity in warranty reserves during the periods presented:

June 30, 2008
(unaudited)
Balance at beginning of period	$2,130,000
Warranty charges	2,948,928
Warranty payments	(2,843,928)

Balance at end of period	$2,235,000

5. COMMITMENTS AND CONTINGENCIES

Litigation—The Company in the normal course of business is subject to claims and litigation. Management of the Company is of the opinion that, based on information available, such legal matters will not ultimately have a material adverse effect on the financial position or results of operation of the Company.

Reserve for Repurchase Commitments—Deer Valley Homebuilders, Inc. (“DVH”) is contingently liable under the terms of repurchase agreements with financial institutions providing inventory financing for retailers of DVH’s products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The risk of loss under these agreements is spread over numerous retailers. The price DVH is obligated to pay generally declines over the period of the agreement (typically 18 to 24 months) and the risk of loss is further reduced by the sale value of repurchased homes. The maximum amount for which the Company is contingently liable under repurchase agreements is approximately $18,130,000 at June 30, 2008. DVH to date has not experienced significant losses under these agreements, and management does not expect any future losses to have a material effect on the accompanying financial statements.

Earnout Agreement—On January 18, 2006, the Company’s wholly-owned subsidiary, DeerValley Acquisitions Corp. (dissolved on July 1, 2006), entered into an Earnout Agreement (the “Earnout Agreement”), between Deer Valley Homebuilders, Inc., DeerValley Acquisitions Corp., and the former owners of Deer Valley Homebuilders, Inc. In connection with the Capital Stock Purchase Agreement, the Company entered into the Earnout Agreement, pursuant to which, additional payments may be paid to the former owners of Deer Valley Homebuilders, Inc. as an earnout based upon the Net Income Before Taxes of Deer Valley Homebuilders, Inc. during the next five (5) years, up to a maximum of $6,000,000. In any given year during the term of the Earnout Agreement, 50% of the pre-tax profit exceeding $1,000,000 per year will be accrued and become distributable to the prior shareholders.

On November 19, 2007, the Company entered into an amendment to the Earnout Agreement dated January 18, 2006, with the original founders (the “Founders”), now the core operating management for the Company’s wholly owned subsidiary, Deer Valley Homebuilders, Inc. (the “Earnout Amendment”).

In exchange for the elimination of future performance based cash accruals that were expected to total an additional $2 million over the next 12 to 36 months, the Company issued to the Founders two million shares of Deer Valley’s common stock. In addition, accrued liabilities related to the earnout agreement, totaling $2.75 million on December 31, 2007, were paid to the Founders just prior to year end. The common stock will be held in escrow for a period of approximately three and one half years pending completion of the employment agreement requirements. The final number of shares released to recipients may be reduced in accordance with vesting requirements if the original earnout criteria is not met. For those shares that are ultimately released, if the open market price of the shares at the time of the release should be less than $1.00/share, the Company has agreed to either issue additional shares or pay a cash amount equal to the difference between $1.00 and the share price (i.e “make whole”).

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

During the current period the Company determined the fair value of the put liability with a commercially available software product that utilizes a proven Monte Carlo valuation methodology. The Monte Carlo model was utilized to incorporate more complex variables than closed-form models such as the Black-Scholes option valuation model. Based on this analysis, the value of the put liability was determined to be approximately $522,046 at inception, $515,547 at December 31, 2007, $532,617 as of March 31, 2008, and $535,617 as of June 30, 2008. The Company used the data below to estimate the fair value of the put liability at each measurement date:

	Inception	12/31/07	3/31/08	6/30/08
Expected volatility	43.75%-49.54%	43.75%-49.54%	43.75%-49.54%	44.48%-50.80%
Expected dividends	—	—	—	—
Expected term in years	3	3	3	3
Risk free rate of return	3.16%	3.16%	3.16%	3.16%

At December 31, 2007, the accrued Put liability was stated at $681,200. During the first quarter of 2008, the method of determining this accrual was changed resulting in a reduction of the liability by $165,654 with an offsetting increase to additional paid –in –capital by the same amount. Further, as a result of changes in the market price of the Company’s common shares and the expected volatility, the Company incurred derivative expense of $3,000 and $20,071 during the three and six month periods ended June 30, 2008, respectively.

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

On April 11, 2007, Deer Valley Corporation entered into a new Loan and Security Agreement providing for a revolving line of credit in an amount not to exceed Two Million Five Hundred Thousand and No/100 Dollars ($2,500,000) (the “DV Loan Agreement”) evidenced by a revolving credit note and secured by accounts receivable, inventory, equipment and all other tangible and intangible personal property of Deer Valley Corporation and DVH. The purpose of the DV Loan Agreement is to provide a standby source of working capital, letters of credit required by the terms of certain repurchase agreements and performance bonds entered into in the normal course of the Company’s business, and to provide financing for potential acquisition(s) of new manufacturing facilities or subsidiaries. The DV Loan Agreement has a one year term and has a variable interest rate at 2.60% above LIBOR. Upon issuance of a letter of credit, Deer Valley Corporation is charged a letter of credit fee equal to 1.00% of the face amount of the letter of credit. The DV Loan Agreement provides for conditions to meet prior to each advance, including financial ratios. See consolidation of credit facility in note below.

In addition to the above, on April 11, 2007, DVH renewed its existing Loan and Security Agreement providing for a revolving line of credit in an amount not to exceed Two Million Five Hundred Thousand and No/100 Dollars ($2,500,000) (the “DVH Loan agreement”) evidenced by a revolving credit note and secured by accounts receivable, inventory, equipment and all other tangible and intangible personal property of DVH and Deer Valley Corporation. The purpose of the DVH Loan is to provide standby working capital and letters of credit required by the terms of certain repurchase agreements and performance bonds entered into in the normal course of DVH’s business. The DVH Loan Agreement has a one year term and has a variable interest rate at 2.60% above LIBOR. Upon issuance of a letter of credit, DVH is charged a letter of credit fee equal to 1.00% of the face amount of the letter of credit. The DVH Loan provides for conditions to meet prior to each advance, including financial ratios. See consolidation of credit facility in note below.

On August 10, 2007, Deer Valley Homebuilders, Inc. (“DVH”) entered into a Revolving Bridge Loan and Security Agreement with Fifth Third Bank, providing for a line of credit in an amount not to exceed Five Million and No/100 Dollars ($5,000,000), evidenced by a revolving credit note and secured by accounts receivable, inventory, equipment and all other tangible and intangible personal property of DVH. The purpose of the new facility is to provide a standby source of working capital for fulfillment of one or more contracts with the State of Mississippi to construct housing units under the “Mississippi Alternative Pilot Program.” This facility has a six month term and has a variable interest rate at 2.50% above LIBOR. The Loan and Security Agreement permits acceleration upon certain payment and covenant defaults. See consolidation of credit facility in note below.

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

In addition to the revolving line of credit described in the preceding paragraph, DVH, during its normal course of business, is required to issue irrevocable standby letters of credit in the favor of independent third party beneficiaries to cover obligations under repurchase agreements. As of June 30, 2008, no amounts had been drawn on the above irrevocable letters of credit by the beneficiaries.

6. EQUITY TRANSACTIONS

Series A Convertible Preferred Stock—During the six month period ended June 30, 2008 certain shareholders converted 73,625 shares of Series A Preferred stock, par value $736,250, into 981,672 shares of the Company’s common stock.

Common Stock Dividends—During the six month period ended June 30, 2008, a dividend to holders of Series A Preferred Stock became due. The Company issued 267,537 shares of the Company’s common stock to Series A Preferred shareholders as payment for $225,109 of dividends.

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

The Company’s executives are continuing to focus on two matters relating to the industry-wide slowdown. First, management is addressing the well-publicized slowdown in the housing industry with a focus on sales. Second, in recognition of an important trend in the housing market toward modular homes and as part of the Company’s strategic plan to continue its growth in a challenging industry, management will continue to increase the Company’s involvement in the modular segment of the factory-built housing industry. As its initial entry into the modular segment, the Company has targeted the production of smaller units (less than 3,000 square feet) that are readily producible, in a cost efficient manner, using the Company’s existing manufacturing capabilities. The Company intends to sell these models to large tract developers, government agencies and individuals through independent dealers.

Despite the recent downturns in sales for the housing industry, our revenues for the six-month period ended June 30, 2008 have increased by more than 28.75% over the same six-month period during 2007. The primary difference between the periods is the Company’s success related to the contract with the State of Mississippi detailed below.

Beginning in the second quarter of calendar year 2007, state and federal agencies, and other government sponsored entities, began distributing Requests for Proposals (RFPs) for housing designed to test and evaluate future disaster recovery housing units for the Gulf Coast region. The Company has aggressively taken advantage of its Alabama location and reputation in the Gulf Coast area to become a significant participant in the permanent rebuilding of the Gulf Coast region and the production of prototypes for future disaster recovery housing units. As an immediate result of its efforts, in June 2007 the Company’s plant in Guin, Alabama was selected by the State of Mississippi to produce two-bedroom and three-bedroom cottages as part of a program, the “Mississippi Alternative Pilot Program”, that was designed to test and evaluate future disaster housing units. The Company was awarded two contract extensions on the initial contract by the State of Mississippi prior to the end of 2007. The initial contract combined with these extensions resulted in a total of $19,510,000 in revenue from the State of Mississippi contract.

In April 2008, the Company was granted another contract extension from the State of Mississippi providing for the production and delivery of 75 additional three-bedroom cottages. The contract extension contributed an additional $3,855,000 to the Company’s revenue during the second quarter of 2008, bringing Deer Valley’s aggregate revenues from the State of Mississippi contract to approximately $23,400,000. During the second quarter, the Company produced 87 cottages under the State of Mississippi contract resulting in revenues of $4,325,400. The Company cannot predict whether the State of Mississippi will provide any additional extensions of the initial contract beyond those that the Company has already received.

In April 2008, the Company was awarded a $16.1 million contract to build more than 120 twin-town home units for first phase of a multi-phase 264-acre master-planned residential rental community in Ocean Springs, Mississippi by M&C Development LLC called Orleans Place. Construction and delivery of the first homes in Phase I of the development began in the second quarter of 2008. The Company is unable to predict whether it will be awarded additional contracts for other development phases of the community.

Manufacturing Operations

We currently produce all of our factory-built homes at two manufacturing facilities in Guin and Sulligent, Alabama. Our facilities previously functioned on a single-shift, five-day work week basis. Beginning in early June 2008, the Company moved to a ten-hour shift, four-day work week. The Company switched its production schedule in order to reduce employees’ commuting costs, decrease absenteeism by giving employees a personal day during the week, and generally increase employee morale. During the second quarter of 2008, the Company’s average production rate was approximately 46 “floors” produced per week.

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

Results of Operations

The following discussion examines the results of the Company’s operations for the three and six month periods ended June 30, 2008. This discussion of our financial condition and results of operations should be read in conjunction with our financial statements and notes to the financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment by our management. It is also imperative that one read our December 31, 2007 Annual Report on Form 10-KSB and subsequent filings on Form 8-K.

HISTORICAL RESULTS—PERIODS ENDED JUNE 30, 2008 AND JUNE 30, 2007.

Revenues. Overall gross revenue for the three and six month periods ended June 30, 2008 were $18,972,540 and $35,666,356, respectively, compared to $15,888,025 and $27,700,367, respectively, for the three and six month periods ended June 30, 2007. Revenue for the three and six month periods ended June 30, 2008 increased over the same three and six month periods in 2007, primarily due to the Company’s completion of its contract with the State of Mississippi for the production of two-bedroom and three-bedroom cottages as part of its program that is designed to test and evaluate future disaster housing units. For the six month period ending June 30, 2008, our cost of revenues as a percentage of revenue decreased to 81.3%, as compared to 85.7% for the corresponding period for 2007.

Selling, General, and Administrative Expenses. Selling, general and administrative expenses consisted of payroll and related expenses for executive, accounting, and administrative personnel, professional fees, and other general corporate expenses. Selling, general, and administrative expenses for the three and six month periods ended June 30, 2008 were $1,897,516 and $3,958,239, respectively, compared to $1,766,884 and $3,244,424, respectively, for the three and six month periods ended June 30, 2007. General and administrative costs increased for the six month period ending June 30, 2008, in comparison to the corresponding period for 2007, primarily due to increased production capacity, increased trade show participation, and increased administration cost associated with the MEMA project.

Net Income. The net income for the three and six month periods ended June 30, 2008 were $1,005,628 and $1,702,325, respectively, compared to net income of $499,533 and $365,288, respectively, for the three and six month periods ended June 30, 2007. The Company’s net income is greater than any other previously reported quarter. After accounting for the stock dividend payable to preferred stockholders, the net income to common stockholders for the three and six month periods ended June 30, 2008 were $1,003,882 and $1,679,017, respectively, compared to net income of $388,054 and $162,031, respectively, for the three and six month periods ended June 30, 2007. The significant increases in net income to common stockholders for the three and six month periods ended June 30, 2008 versus those same periods ended June 30, 2007 are primarily attributable to our increased production during the first two quarters of 2008 and the decrease in our cost of sales as a percentage of revenue. In addition, during a portion of the first quarter of 2008, the Company accrued its semi-annual common stock dividends for shareholders holding shares of the Company’s Series A Preferred Convertible Stock (the “Series A Preferred Stock”). Pursuant to the terms of the Series A Preferred Stock, those dividends accrued by the Company represent the fourth and last dividends to be issued to such shareholders. Accordingly, the Company did not accrue any dividend for the three month period ended June 30, 2008

Liquidity and Capital Resources

Management believes that the Company currently has sufficient cash flow from operations, available bank borrowings, cash, and cash equivalents to meet its short-term working capital requirements. The Company had $6,302,136 in cash and cash equivalents as of June 30, 2008, compared to $5,119,993 in cash and cash equivalents as of June 30, 2007. The Company’s cash and cash equivalents on-hand are higher than any other previously reported period. The Company’s increase in cash is primarily attributable to net income of the Company and the collection of the receivables from the State of Mississippi. Should our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner which will increase or accelerate our anticipated costs or capital demand, such as through the acquisition of new products, our working capital could be depleted at an accelerated rate.

The net cash provided for in operating activities for the six month period ended June 30, 2008 was $3,599,224. The net cash used in operating activities for the six month period ended June 30, 2007 was $1,075,369. The increase in cash provided for in operating activities for the first six months of 2008, in comparison to the same period from the Company’s prior fiscal year, is attributable primarily to an increase in net income of the Company in part based on the collection of accounts receivables for the prior production of cottages under the Company’s contract with the State of Mississippi. During the first two quarters of 2008, the Company received payments from the State of Mississippi for a significant portion of the receivables for the contract and repaid all borrowings under its Revolving Bridge Loan with Fifth Third Bank that were used for the recent productions of the State of Mississippi cottages. The Company has been paid by the State of Mississippi in accordance with its contract terms and has received the remaining payments from the State of Mississippi for the completion of the contract during the third quarter of 2008. The Company’s accounts receivable as of June 30, 2008 was $4,452,993, as compared to $3,827,124 as of June 30, 2007.

The net cash used in investing activities for the six month period ending June 30, 2008 was $120,370, which primarily reflects purchases of equipment. The net cash used in financing activities for the six month period ending June 30, 2008 was $1,955,051, which primarily reflects the repayment in full of the Company’s borrowings under its line of credit with Fifth Third Bank that were used to finance the production of the cottages for the State of Mississippi contract.

We are contingently liable under the terms of repurchase agreements with financial institutions providing inventory financing for retailers of our products. For more information on the repurchase agreements, including the Company’s contingent liability thereunder, please see “Reserve for Repurchase Commitments” below.

Recent Developments

In April 2008, the Company was awarded a $16.1 million contract to build more than 120 twin-town home units for first phase of a multi-phase 264-acre master-planned residential rental community in Ocean Springs, Mississippi by M&C Development LLC called Orleans Place. Construction and delivery of the first homes in Phase I of the development began in the second quarter of 2008. The Company is unable to predict whether it will be awarded additional contracts for other development phases of the community.

Also in April 2008, the Company was granted a contract extension for the contract initially awarded in June 2007 from the State of Mississippi providing for the production and delivery of 75 additional three-bedroom cottages. The cottages were purchased by the State of Mississippi as part of a $280 million federal pilot program designed to test and evaluate future disaster relief housing. The contract extension contributed an additional $3,855,000 to the Company’s revenue during the three month period ended June 30, 2008. Delivery of this new group of cottages brought Deer Valley’s aggregate revenues from the pilot phase contracts to approximately $23,400,000. Prior to the receipt of this most recent contract extension, the Company had produced 400 two-bedroom and three-bedroom cottages for the State of Mississippi.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the

United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments which affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. For a description of those estimates, see Note 2, Summary of Significant Accounting Policies, contained in the explanatory notes to the Company’s financial statements for the quarter ended June 30, 2008, contained in this filing and the Company’s Form 10-KSB for December 31, 2007. On an ongoing basis, we evaluate our estimates, including those related to reserves, deferred tax assets, valuation allowances, impairment of long-lived assets, fair value of equity instruments issued to consultants for services, and estimates of costs to complete contracts. We base our estimates on historical experience and on various other assumptions which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities which are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. However, we believe that our estimates, including those for the above-described items, are reasonable.

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

Warranties

We provide our retail buyers with a one-year limited warranty covering defects in material or workmanship, including plumbing and electrical systems. We record a liability for estimated future warranty costs relating to homes sold, based upon our assessment of historical experience and industry trends. In making this estimate, we evaluate historical sales amounts, warranty costs related to homes sold and timing in which any work orders are completed. The Company has accrued a warranty liability reserve of $2,235,000 on its balance sheet as of June 30, 2008. Although we maintain reserves for such claims, there can be no assurance that warranty expense levels will remain at current levels or that the reserves that we have set aside will continue to be adequate. A large number of warranty claims which exceed our current warranty expense levels could have a material adverse affect upon our results of operations.

Volume Incentives Payable

We have relied upon volume incentive payments to our independent dealers who retail our products. These volume incentive payments are accounted for as a reduction to gross sales, and are estimated and accrued when sales of our factory-built homes are made to our independent dealers. Volume incentive reserves are recorded based upon the annualized purchases of our independent dealers who purchase a qualifying amount of home products from us. We accrue a liability to our dealers, based upon estimates derived from historical payout rates. Volume incentive costs represent a significant expense to us, and any significant changes in actual payouts could have an adverse affect on our financial performance. We had a reserve for volume incentives payable of $678,177 as of June 30, 2008, as compared to $638,448 as of June 30, 2007.

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

The maximum amount for which the Company is contingently liable under such agreements amounted to approximately $18,130,000 as of June 30, 2008, as compared to $19,862,000 as of June 30, 2007. As of June 30, 2008 and June 30, 2007, we had reserves of $220,000 and $100,000, respectively, established for future repurchase commitments, based upon our prior experience and evaluation of our independent dealers’ financial conditions. Because Deer Valley to date has not experienced any significant losses under these agreements, management does not expect any future losses to have a material effect on our accompanying financial statements.

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

FASB Interpretation No 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), was issued in July 2006. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for

Income Taxes.” It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken, or expected to be taken, on a tax return. The Company has adopted FIN 48 and has determined that there is no impact on the financial statements.

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

Commitments and Contingencies

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

Commencing with the first quarter of 2008, the Company determined the fair value of the put liability with a commercially available software product that utilizes a proven Monte Carlo valuation methodology. The Monte Carlo model was utilized to incorporate more complex variables than closed-form models such as the Black-Scholes option valuation model. Based on this analysis, the value of the put liability was determined to be approximately $522,046 at inception, $515,547 at December 31, 2007 and $535,617 as of June 30, 2008.

At December 31, 2007, the accrued Put liability was stated at $681,200. During the first quarter of 2008, the method of determining this accrual was changed resulting in a reduction of the liability by $165,654 with an offsetting increase to additional paid–in–capital by the same amount. Further, as a result of changes in the market price and volatility of the company’s common shares during the six-month period ended June 30, 2008, a derivative expense of $20,071 was incurred for this period resulting in the stated net put liability of $535,617 as of the end of the period.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and acting Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending June 30, 2008 covered by this Quarterly Report on Form 10-QSB. Based upon such evaluation, the Chief Executive Officer and acting Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Changes in Internal Controls over Financial Reporting

During the quarter ended June 30, 2008, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Series A Convertible Preferred Stock—During the three month period ending June 30, 2008 certain shareholders converted 63,000 shares of Series A Preferred Stock, par value $630,000, into 840,004 shares of the Company’s common stock. The securities were issued to existing shareholders, and the transaction was exempt under Section 3(a)(9) of the Securities Act, as amended.

Common Stock Dividends—During the three month period ending June 30, 2008, the Company issued 4,137 shares of the Company’s common stock to Series A Preferred shareholders as payment for $3,711 of dividends.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.	Description
3.01	Articles of Incorporation of Deer Valley Corporation. (1)

3.02	Bylaws of Deer Valley Corporation. (1)

4.01	Certificate of Designation, Rights, and Preferences of Series A Convertible Preferred Stock. (1)

4.02	Certificate of Designation, Rights, and Preferences of Series B Convertible Preferred Stock. (1)

4.03	Certificate of Designation, Rights, and Preferences of Series C Convertible Preferred Stock. (1)

4.04	Certificate of Designation, Rights, and Preferences of Series D Convertible Preferred Stock. (1)

4.05	Certificate of Designation, Rights, and Preferences of Series E Convertible Preferred Stock. (2)

10.01	Second Amendment to Loan Agreement (3)

10.02	Renewal and Consolidation Revolving Credit Note (3)

10.03	Continuing Guaranty of Deer Valley Corporation (3)

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 6, 2008. (4)

31.02	Certification of Acting Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 6, 2008. (4)

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 6, 2008. (4)

32.02	Certification of Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 6, 2008. (4)

(1)	Previously filed as an exhibit to the Form 8-K, filed with the SEC on July 28, 2006 and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Form 10-QSB, filed with the SEC on November 20, 2006 and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Form 8-K, filed with the SEC on May 13, 2008 and incorporated herein by reference.
(4)	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Deer Valley Corporation
(Registrant)

Dated: August 6, 2008	By:	/s/ Charles G. Masters
Charles G. Masters
President & Chief Executive Officer