Form 10-Q
period 2008-09-30
DEER VALLEY CORP
filed 2008-11-14
CIK 95047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-05388

DEER VALLEY CORPORATION

(Exact name of Registrant as specified in its charter)

Florida	20-5256635
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

3111 W. Dr. MLK Blvd., Ste 100, Tampa, FL	33607
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (813) 418-5250

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

The Registrant had 12,438,848 shares of Common Stock, par value $0.001 per share, outstanding as of November 7, 2008.

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

Contents:

Deer Valley Corporation & Subsidiary

Consolidated Balance Sheet

September 30, 2008
(unaudited)
ASSETS

Current Assets:
Cash	$7,020,782
Accounts receivable	3,812,978
Inventory	2,169,449
Deferred tax asset	905,915
Prepaid expenses and other current assets	104,747

Total Current Assets	14,013,871

Fixed Assets:
Property, plant and equipment, net	3,121,310

Other Assets:
Goodwill	7,256,917
Other assets	77,527

Total Other Assets:	7,334,444

Total Assets	$24,469,625

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Current maturities on long term debt	$21,140
Accounts payable	853,100
Accrued expenses	3,399,155
Accrued warranties	2,325,000
Income tax payable	136,774

Total Current Liabilities	6,735,169

Long Term Liabilities:
Long-term debt, net of current maturities	1,807,479
Deferred tax liability	501,832
Put liability	571,444

Total Long Term Liabilities	2,880,755

Total Liabilities	9,615,924

Stockholders’ Equity:
Series A Preferred stock, $0.01 par value, 750,000 shares authorized, 553,550 shares issued and outstanding.	5,535,495

Series C Preferred stock, $0.01 par value, 26,750 shares authorized, 22,463 shares issued and outstanding.	224

Series E Preferred stock, $0.01 par value, 1,000,000 authorized, 1,000,000 shares issued and outstanding.	10,000

Common stock, $0.001 par value, 100,000,000 shares authorized, 12,405,514 shares issued and outstanding.	12,406

Additional paid-in capital	37,349,444

Common stock payable-Earnout Agreement	(2,000,000)

Accumulated deficit	(26,053,868)

Total Stockholders Equity	14,853,701

Total Liabilities and Stockholders Equity	$24,469,625

See notes to consolidated financial statements

Deer Valley Corporation & Subsidiary

Consolidated Statements of Operations

	For the three month period ended		For the nine month period ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUE	$15,637,809	$18,103,462	$51,304,164	$45,803,829

COST OF REVENUE	13,431,136	15,094,281	42,456,467	38,823,118

GROSS PROFIT	2,206,673	3,009,181	8,847,697	6,980,711

OPERATING EXPENSES:
Depreciation	11,880	10,147	101,101	30,396
Selling, general and administrative	1,607,684	1,881,300	5,544,316	5,125,723

TOTAL OPERATING EXPENSES	1,619,564	1,891,447	5,645,417	5,156,119

OPERATING INCOME	587,109	1,117,734	3,202,280	1,824,592

OTHER INCOME (EXPENSES)
Derivative income (expense)	(35,827)	—	(55,898)	—
Interest income	40,043	54,549	75,953	169,117
Interest expense	(37,403)	(44,848)	(118,511)	(122,141)

TOTAL OTHER INCOME/(EXPENSES)	(33,187)	9,701	(98,456)	46,976

INCOME BEFORE INCOME TAXES	553,922	1,127,435	3,103,824	1,871,568

INCOME TAX EXPENSE	(157,868)	(376,563)	(1,005,444)	(755,409)

NET INCOME	$396,054	$750,872	$2,098,380	$1,116,159

Dividends to preferred stockholders	—	(89,577)	(23,308)	(310,816)

Net Income Available to Common Shareholders	$396,054	$661,295	$2,075,072	$805,343

Net Income/(Loss) Per Share (Basic)	$0.03	$0.08	$0.18	$0.09
Net Income/(Loss) Per Share (Fully Diluted)	$0.02	$0.03	$0.09	$0.05

Weighted Average Common Shares Outstanding	12,390,909	8,513,004	11,836,381	8,493,349
Weighted Average Common and Common Equivalent Shares Outstanding	24,499,534	22,160,943	23,522,197	22,661,663

See notes to consolidated financial statements

Deer Valley Corporation & Subsidiary

Consolidated Statements of Cash Flows

	For the nine month periods ended
	September 30, 2008	September 30, 2007
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,098,380	$1,116,159
Adjustments to reconcile net income (loss) to net cash provided for/used in operating activities:
Depreciation and amortization	278,991	205,768
Derivative income(expense)	55,898	—
Stock based compensation		119,903
Changes in assets and liabilities:
(Increase)/decrease in receivables	1,285,032	(7,695,434)
(Increase)/decrease in inventories	(220,702)	(690,410)
(Increase)/decrease in prepayments and other	45,009	(758,142)
Increase/(decrease) in accounts payable	(246,753)	1,020,402
Increase/(decrease) in income tax payable	52,163	687,840
Increase/(decrease) in estimated services and warranties	195,000	35,000
Increase/(decrease) in accrued expenses	929,287	(368,040)
Increase/(decrease) in deferred tax liability	—	—

CASH FLOW PROVIDED FOR/USED IN OPERATING ACTIVITIES	$4,472,305	$(6,326,954)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(253,665)	(116,910)

CASH FLOW USED IN INVESTING ACTIVITIES	$(253,665)	$(116,910)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(60,191)	—
Proceeds (repayment) of notes payable, net	(1,916,000)	4,495,845
Accrual of earnout	—	—
Payment of earnout	—	—
Proceeds from the exercise of warrants	—	37,910

CASH FLOW PROVIDED BY FINANCING ACTIVITIES	$(1,976,191)	$4,533,755

NET INCREASE (DECREASE) IN CASH	$2,242,449	$(1,910,109)
CASH, Beginning	$4,778,333	$7,431,152

CASH, Ending	$7,020,782	$5,521,043

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$121,065	$117,303
Taxes	$685,000	$750,000

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES:
Dividends on preferred stock	$225,109	$310,816
Conversion of preferred stock for common stock-net	$762,250	$—
Put liability	$165,654	$—

See notes to consolidated financial statements

Deer Valley Corporation & Subsidiary

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements for the three and nine-month periods ended September 30, 2008 and 2007 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The unaudited financial information included in this report includes all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods. The operations for the three and nine-month periods ended September 30, 2008 and 2007 are not necessarily indicative of the results of the full fiscal year.

The condensed consolidated financial statements included in this report should be read in conjunction with the financial statements and notes thereto included in the Registrant’s December 31, 2007 Annual Report on Form 10-KSB and subsequent filings on Form 8-K.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year - The Company’s operating subsidiary, Deer Valley Homebuilders, Inc., operates on a 52-53 week fiscal year end. For presentation purposes, the reporting period has been presented as ending on September 30, the Company’s quarter end.

Cost of Sales - The Company includes the following types of expenses in cost of sales: purchase and receiving costs, freight in, direct labor, supply costs, warehousing, direct and indirect overhead costs, inspection, transfer, actual and accrued warranty, depreciation, and amortization costs.

Selling, General and Administrative - The Company includes the following types of expenses in selling, general and administrative expense: sales salaries, sales commissions, bad debt expense, advertising, administrative overhead, administrative salaries and bonuses and legal and professional fees.

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

The following table summarizes the activity related to all Company stock options and warrants for the nine-month period ended September 30, 2008:

	Warrants	Stock Options	Exercise Price Per Share		Weighted Average Exercise Price Per Share
			Warrants	Options	Warrants	Options
Outstanding at December 31, 2007	22,731,704	700,000	$0.75-3.00	$1.09-$1.14	$1.64	$1.12

Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Cancelled or expired	—	—	—	—	—	—

Outstanding at March 31, 2008	22,731,704	700,000	$0.75-3.00	$1.09-$1.14	$1.64	$1.12

Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Cancelled or expired	—	—	—	—	—	—

Outstanding at September 30, 2008	22,731,704	700,000	$0.75-3.00	$1.09-$1.14	$1.64	$1.12

Outstanding and exercisable at September 30, 2008	22,731,704	700,000	$0.75-3.00	$1.09-$1.14	$1.64	$1.12

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

	For the three month periods ended September 30,		For the nine month periods ended September 30,
	2008	2007	2008	2007
Net income/( loss) available to common shareholders	$396,054	$661,295	$2,075,072	$805,343

Weighted average shares outstanding:
Basic	12,390,909	8,513,004	11,836,381	8,493,349

Diluted	24,499,534	22,160,943	23,522,197	22,661,663

Income/Loss per share:
Basic	$0.03	$0.08	$0.18	$0.09

Diluted	$0.02	$0.03	$0.09	$0.05

The Company’s dilutive common stock equivalent shares as of September 30, 2008 and 2007 include all of the Convertible Preferred shares and any incremental shares, as defined by SFAS No. 128, “Earnings Per Share”, associated with the Company’s outstanding warrants and stock options.

See the detailed list of Common Stock Equivalents below.

Securities	Exercise Price	Common Stock Equivalents as of September 30,
		2008	2007
Preferred:

Series A Preferred		7,380,645	8,496,993
Series C Preferred		2,246,300	2,675,000
Series E Preferred		1,000,000	1,000,000

Total		10,626,945	12,171,993

Warrants:

Class A Warrants	$1.50	10,369,351	10,369,351
Class B Warrants	$2.25	4,970,824	4,970,824
Class C Warrants	$0.75	2,000,000	2,000,000
Class D Warrants	$0.75	2,000,000	2,000,000
Class E Warrants	$3.00	880,544	880,544
Class F Warrants	$2.25	1,000,000	1,000,000
Class BD-2 Warrants	$1.50	919,162	919,162
Class BD-3 Warrants	$2.25	459,581	459,581
Class BD-4 Warrants	$1.50	66,121	66,121
Class BD-5 Warrants	$3.00	66,121	66,121

Total		22,731,704	22,731,704

Stock Options:

7/1/07 Issuance	$1.14	350,000	350,000
9/7/07 Issuance	$1.09	350,000	350,000

Total		700,000	700,000

Total common stock equivalents		34,058,649	35,603,697

Income Taxes - The Company utilizes the liability method of accounting for income taxes as set forth in SFAS 109, “Accounting for Income Taxes.” Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

For the three month and nine-month periods ended September 30, 2008, the Company increased its estimated tax provision by $120,000 to provide additional deferred tax expense on the amortization of tax deductible goodwill.

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

FASB Interpretation No 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), was issued in July 2006. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken, or expected to be taken, on a tax return. FASB Interpretation No 48 did not have any impact on our financial statements.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about assets and liabilities measured at fair value. The Company adopted SFAS 157 in the first quarter of fiscal 2008. For additional information regarding the financial impact of the fair value measurement consideration related to the Company’s put liability, refer to the commitment and contingencies section.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of this statement did not have a material effect on the Company’s future financial position or results of operations.

In May 2008, the FASB issued SFAS No. 162, Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). This new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principals for nongovernmental entities. This statement is effective beginning November 15, 2008. We believe that FAS 162 will have no effect on our financial statements.

In June 2008, the FASB issued Emerging Issues Task Force (“EITF”) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities which provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and should be included in the computation of earnings per share pursuant to the two-class method. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data including any amounts related to interim periods, summaries of earnings and selected financial data. The Company is assessing the impact of adopting EITF 03-6-1, but does not expect the impact to be material to the Company’s financial condition or results of operations.

3. INVENTORY

Inventory consisted of the following components:

September 30, 2008
(unaudited)
Raw Materials	1,567,290
Work-in-Process	263,165
Finished Goods	338,994

Total Inventory	$2,169,449

4. ACCRUED EXPENSES

Accrued expenses consisted of the following:

Category	September 30, 2008
Accrued dealer incentive program	904,882
Accrued third party billings	968,675
Accrued compensation	791,481
Accrued repurchase commitment	240,000
Other	494,117

Total Accrued Expenses	$3,399,155

5. PRODUCT WARRANTIES

The Company provides the retail home buyer a one-year limited warranty covering defects in material or workmanship in home structure, plumbing and electrical systems. The Company estimated warranty costs are accrued at the time of the sale to the dealer following industry standards and historical warranty cost incurred. Periodic adjustments to the estimated warranty accrual are made as events occur which indicate changes are necessary. As of September 30, 2008, the Company has provided a liability of $2,325,000 for estimated warranty costs relating to homes sold, based upon management’s assessment of historical experience factors and current industry trends.

Management reviews its warranty requirements at the close of each reporting period and adjusts the reserves accordingly. The following tabular presentation reflects activity in warranty reserves during the periods presented:

September 30, 2008
(unaudited)
Balance at beginning of period	$2,130,000
Warranty charges	4,087,165
Warranty payments	(3,892,165)

Balance at end of period	$2,325,000

6. COMMITMENTS AND CONTINGENCIES

Litigation - The Company in the normal course of business is subject to claims and litigation. Management of the Company is of the opinion that, based on information available, such legal matters will not ultimately have a material adverse effect on the financial position or results of operation of the Company.

Reserve for Repurchase Commitments - Deer Valley Homebuilders, Inc. (“DVH”) is contingently liable under the terms of repurchase agreements with financial institutions providing inventory financing for retailers of DVH’s products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The risk of loss under these agreements is spread over numerous retailers. The price DVH is obligated to pay generally declines over the period of the agreement (typically 18 to 24 months) and the risk of loss is further reduced by the sale value of repurchased homes. The maximum amount for which the Company is contingently liable under repurchase agreements is approximately $20,165,000 at September 30, 2008. DVH to date has not experienced significant losses under these agreements, and management does not expect any future losses to have a material effect on the accompanying financial statements.

Earnout Agreement - On January 18, 2006, the Company’s wholly-owned subsidiary, DeerValley Acquisitions Corp. (dissolved on July 1, 2006), entered into an Earnout Agreement (the “Earnout Agreement”), between Deer Valley Homebuilders, Inc., DeerValley Acquisitions Corp., and the former owners of Deer Valley Homebuilders, Inc. In connection with the Capital Stock Purchase Agreement, the Company entered into the Earnout Agreement, pursuant to which, additional payments may be paid to the former owners of Deer Valley Homebuilders, Inc. as an earnout based upon the Net Income Before Taxes of Deer Valley Homebuilders, Inc. during the next five (5) years, up to a maximum of $6,000,000. In any given year during the term of the Earnout Agreement, 50% of the pre-tax profit exceeding $1,000,000 per year will be accrued and become distributable to the prior shareholders.

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

The Company accounted for the right to be made “whole” as a put liability. The Company determines the fair value of the put liability with a commercially available software product that utilizes a proven Monte Carlo valuation methodology. The Monte Carlo model was utilized to incorporate more complex variables than closed-form models such as the Black-Scholes option valuation model. Based on this analysis, the value of the put liability was determined to be approximately $571,444 at September 30, 2008.

On January 1, 2008 the Company adopted SFAS No. 157, “Fair Value Measurements”, for our financial assets and financial liabilities. SFAS 157 defines fair value, provides guidance for measuring fair value and requires certain disclosures. SFAS 157 discusses valuation techniques such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities

Level 2: Inputs, other than quoted prices, that are observable for the asset or liability; either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The following table summarizes the level 3 inputs used to measure the put liability at fair value:

September 30, 2008
Expected volatility	60.33%-75.91%
Expected dividends	—
Expected term in years	1-3 years
Risk free rate of return	1.78%-2.28%

As a result of the fair value adjustments the Company has recognized expense for the three and nine month periods ended September 30, 2008 of $35,827 and $55,898, respectively.

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

7. EQUITY TRANSACTIONS

Series A Convertible Preferred Stock - During the nine month period ended September 30, 2008 certain shareholders converted 76,225 shares of Series A Preferred stock, par value $762,250, into 1,016,348 shares of the Company’s common stock.

Common Stock Dividends - During the nine month period ended September 30, 2008, a dividend to holders of Series A Preferred Stock became due. The Company issued 267,537 shares of the Company’s common stock to Series A Preferred shareholders as payment for $225,109 of dividends.

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

Overview

The Company, through its wholly owned subsidiary Deer Valley Homebuilders, Inc. (“DVH”), manufactures and designs factory-built homes the majority of which are sold to a network of independent dealers located primarily in the southeastern and south central regions of the United States. The Company does not maintain separate operating segments for these regions and does not separately report financial information by geographic sales area. Its principal manufacturing plant is located in Guin, Alabama, and the Company has a separate manufacturing plant in Sulligent, Alabama.

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

The Company’s executives are continuing to focus on three matters relating to the industry-wide slowdown. First, management is addressing the well-publicized slowdown in the housing industry with a focus on sales. Second, in recognition of an important trend in the housing market toward modular homes and as part of the Company’s strategic plan to continue its growth in a challenging industry, management will continue to increase the Company’s involvement in the modular segment of the factory-built housing industry. As its initial entry into the modular segment, the Company targeted the production of smaller units (less than 3,000 square feet) that are readily producible, in a cost efficient manner, using the Company’s existing manufacturing capabilities. The Company sells these models to large tract developers, government agencies and individuals through independent dealers. Third, the Company is focused on operating activities to improve manufacturing efficiencies, reduce overall costs and increase gross margins.

Beginning in the second quarter of calendar year 2007, state and federal agencies, and other government sponsored entities, began distributing Requests for Proposals (RFPs) for housing designed to test and evaluate future disaster recovery housing units for the Gulf Coast region. The Company has aggressively taken advantage of its Alabama location and reputation in the Gulf Coast area to become a significant participant in the permanent rebuilding of the Gulf Coast region and the production of prototypes for future disaster recovery housing units. As an immediate result of its efforts, in June 2007 the Company’s plant in Guin, Alabama was selected by the State of Mississippi to produce two-bedroom and three-bedroom cottages as part of a program, the “Mississippi Alternative Pilot Program”, that was designed to test and evaluate future disaster housing units. The Company was awarded two contract extensions on the initial contract by the State of Mississippi prior to the end of 2007 and a third extension in the second quarter of 2008. The initial contract combined with these extensions resulted in a total of $23,400,000 in revenue from the State of Mississippi contract. The Company cannot predict whether the State of Mississippi will provide any additional extensions of the initial contract beyond those that the Company has already received.

In April 2008, the Company was awarded a $16.1 million contract to build more than 120 twin-town home units for first phase of a multi-phase 264-acre master-planned residential rental community called Savanna Trials in Ocean Springs, Mississippi by M&C Development LLC. Construction and delivery of the first homes in Phase I of the development began in the second quarter of 2008, and the Company received $1.4 million in revenue during the quarter ended September 30, 2008 based on initial deliveries on the contract. The Company is unable to predict whether it will be awarded additional contracts for other development phases of the community.

On September 22, 2008, the Company idled its Sulligent, Alabama plant and thereafter consolidated its production operations at the Company’s larger plant located in Guin, Alabama in order to address the continuing constriction of the retail housing market in the third quarter of 2008. The consolidation with the Guin, Alabama plant was contemporaneous with certain staff reductions necessary to align the Company’s production capacity with estimated sales levels for the next several quarters. As the Sulligent, Alabama plant does not represent a separate operating segment of the Company and no plans exist to dispose of the plant, the Company has not separately accounted for the Sulligent Plant as a discontinued operation in its financial statements.

Manufacturing Operations

Prior to idling the Sulligent, Alabama plant, we produced all of our factory-built homes at two manufacturing facilities in Guin and Sulligent, Alabama. Since the Sulligent, Alabama plant was idled in September 2008, we produce all of our factory built homes at our plant in Guin, Alabama, which is functioning on a ten-hour shift, four-day work week. The Company operates on this production schedule in order to reduce employees’ commuting costs, decrease absenteeism by giving employees a personal day during the week, and generally increase employee morale. During the third quarter of 2008, the Company’s average production rate was approximately 44 “floors” produced per week.

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

Results of Operations

The following discussion examines the results of the Company’s operations for the three and nine month periods ended September 30, 2008. This discussion of our financial condition and results of operations should be read in conjunction with our financial statements and notes to the financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment by our management. It is also imperative that one read our December 31, 2007 Annual Report on Form 10-KSB and subsequent filings on Form 8-K.

HISTORICAL RESULTS - PERIODS ENDED SEPTEMBER 30, 2008 AND SEPTEMBER 30, 2007.

Revenues. Overall gross revenue for the three and nine month periods ended September 30, 2008 were $15,637,809 and $51,304,164, respectively, compared to $18,103,462 and $45,803,829, respectively, for the three and nine month periods ended September 30, 2007. Revenue for the three month period ended September 30, 2008 decreased over the same three month period in 2007. This decrease in revenues is primarily due the company’s completion of its contract with the State of Mississippi for the production of two-bedroom and three-bedroom cottages as part of its program that is designed to test and evaluate future disaster housing units. During the three month period ended September 30, 2008 the Company delivered 0 units under its contract with the State of Mississippi compared to 150 units for the same three month period in 2007. Revenue for the nine month period ended September 30, 2008 increased over the same nine month period in 2007. This increase in revenues is primarily due the company’s completion of its contract with the State of Mississippi for the production of two-bedroom and three-bedroom cottages as part of its program that is designed to test and evaluate future disaster housing units. During the nine month period ended September 30, 2008 the Company delivered 275 units under its contract with the State of Mississippi compared to 150 units for the same nine month period in 2007.

Gross Profit. Gross profit as a percentage of revenue for the three and nine month periods ended September 30, 2008 were 14.11% and 17.25%, respectively, compared to 16.62% and 15.2%, respectively, for the three and nine month periods ended September 30, 2007. Gross profit for the three month period ended September 30, 2008 decreased over the same three month period in 2007. This decrease in gross profit is primarily due to increased raw material and commodity components costs primarily due to higher oil prices. However, prices this quarter for raw material costs have generally stabilized. Gross profit for the nine month period ended September 30, 2008 increased over the same three month period in 2007. This increase in gross profit is primarily due to improvements in manufacturing efficiencies gained through repetition of Mississippi cottages. The Company includes the following types of expenses in cost of sales: purchase and receiving costs, freight in, direct labor, supply costs, warehousing, direct and indirect overhead costs, inspection, transfer, actual and accrued warranty, depreciation, and amortization costs.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses for the three and nine month periods ended September 30, 2008 were $1,607,684 and $5,544,316, respectively, compared to $1,881,300 and $5,125,723, respectively, for the three and nine month periods ended September 30, 2007. General and administrative costs decreased for the three month period ended September 30, 2008, and increased for the nine month period ended September 30, 2008, in comparison to the corresponding periods for 2007. These changes are primarily due to increased administration cost associated with the MEMA project. The Company includes the following types of expenses in selling, general and administrative expense: sales salaries, sales commissions, bad debt expense, advertising, administrative overhead, administrative salaries and bonuses and legal and professional fees.

Net Income. The net income for the three and nine month periods ended September 30, 2008 were $396,054 and $2,098,380, respectively, compared to net income of $750,872 and $1,116,159, respectively, for the three and nine month periods ended September 30, 2007. After accounting for the stock dividend payable to preferred stockholders, the net income to common stockholders for the three and nine month periods ended September 30, 2008 were $396,054 and $2,075,072, respectively, compared to net income of $661,295 and $805,343, respectively, for the three and nine month periods ended September 30, 2007. Net income for the three month period ended September 30, 2008 decreased over the same three month period in 2007. This decrease in net income is primarily due to a decrease in revenues and decrease in gross profit. Net income for the nine month period ended September 30, 2008 increased over the same nine month period in 2007. This increase in net income is primarily due to an increase in revenues and an increase in gross profit. In addition, during a portion of the first quarter of 2008, the Company accrued its semi-annual common stock dividends for shareholders holding shares of the Company’s Series A Preferred Convertible Stock (the “Series A Preferred Stock”). Pursuant to the terms of the Series A Preferred Stock, those dividends accrued by the Company represent the fourth and last dividends to be issued to such shareholders. Accordingly, the Company did not accrue any dividend for the three month period ended September 30, 2008.

Liquidity and Capital Resources

Management believes that the Company currently has sufficient cash flow from operations, available bank borrowings, cash, and cash equivalents to meet its short-term working capital requirements. The Company had $7,020,782 in cash and cash equivalents as of September 30, 2008, compared to $5,521,043 in cash and cash equivalents as of September 30, 2007. The Company’s cash and cash equivalents on-hand are higher than any other previously reported period. The Company’s increase in cash is primarily attributable to net income of the Company and the collection of the receivables from the State of Mississippi. Should our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner which will increase or accelerate our anticipated costs or capital demand, such as through the acquisition of new products, our working capital could be depleted at an accelerated rate.

The net cash provided by operating activities for the nine month period ended September 30, 2008 was $4,472,305. The net cash used in operating activities for the nine month period ended September 30, 2007 was $6,326,954. The increase in cash provided by operating activities for the first nine months of 2008, in comparison to the same period from the Company’s prior fiscal year, is attributable primarily to an increase in net income of the Company and a decrease in accounts receivable of $1,285,032 and an increase in accrued expenses of $929,287. At September 30, 2007, the Company had an increase in accounts receivable of $7,695,434, which is primarily due to amounts due to the Company under its contract with the State of Mississippi. During the third quarter of 2008, the Company received the remaining payments from the State of Mississippi for the completion of its contract. The Company’s accounts receivable as of September 30, 2008 was $3,812,978, as compared to $9,870,432 ($7,535,000 due from State of Mississippi) as of September 30, 2007.

The net cash used in investing activities for the nine month period ending September 30, 2008 was $253,665, which primarily reflects capitalization of modular carriers that will be used to transport the twin town modular homes for the Ocean Springs development in Mississippi. The net cash used in financing activities for the nine month period ending September 30, 2008 was $1,976,191, which primarily reflects the repayment in full of the Company’s borrowings under its line of credit with Fifth Third Bank that were used to finance the accounts receivable of the cottages for the State of Mississippi contract. At September 30, 2007, for short period of time, the Company borrowed $4,495,845 under its lines of credit to finance amount due the Company under its contract with the State of Mississippi.

We are contingently liable under the terms of repurchase agreements with financial institutions providing inventory financing for retailers of our products. For more information on the repurchase agreements, including the Company’s contingent liability thereunder, please see “Reserve for Repurchase Commitments” below.

Recent Developments

In April 2008, the Company was awarded a $16.1 million contract to build more than 120 twin-town home units for first phase of a multi-phase 264-acre master-planned residential rental community in Ocean Springs, Mississippi called Savanna Trails by M&C Development LLC. Construction and delivery of the first homes in Phase I of the development began in the second quarter of 2008, and the Company received $1.4 million in revenue during the quarter ended September 30, 2008 based on initial deliveries on the contract. The Company is unable to predict whether it will be awarded additional contracts for other development phases of the community.

In September 2008, the Company began taking steps to idle its Sulligent, Alabama plant and thereafter consolidate its production operations at the Company’s larger plant located in Guin, Alabama in order to address the continuing constriction of the retail housing market in the third quarter of 2008. The Sulligent, Alabama plant manufacturing line went idle on September 22, 2008. The subsequent consolidation with the Guin, Alabama plant was contemporaneous with certain staff reductions necessary to align the Company’s production capacity with estimated sales levels for the next several quarters.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments which affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. For a description of those estimates, see Note 2, Summary of Significant Accounting Policies, contained in the explanatory notes to the Company’s financial statements for the quarter ended September 30, 2008, contained in this filing and the Company’s Form 10-KSB for December 31, 2007. On an ongoing basis, we evaluate our estimates, including those related to reserves, deferred tax assets, valuation allowances, impairment of long-lived assets, fair value of equity instruments issued to consultants for services, and estimates of costs to complete contracts. We base our estimates on historical experience and on various other assumptions which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities which are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. However, we believe that our estimates, including those for the above-described items, are reasonable.

Critical Accounting Estimates

Management is aware that certain changes in accounting estimates employed in generating financial statements can have the effect of making the Company look more or less profitable than it actually is. Management believes the Company’s estimates are reasonable. A summary of the most critical accounting estimates employed by the Company in generating financial statements follows below.

Warranties

We provide our retail buyers with a one-year limited warranty covering defects in material or workmanship, including plumbing and electrical systems. We record a liability for estimated future warranty costs relating to homes sold, based upon our assessment of historical experience and industry trends. In making this estimate, we evaluate historical sales amounts, warranty costs related to homes sold and timing in which any work orders are completed. The Company has accrued a warranty liability reserve of $2,325,000 on its balance sheet as of September 30, 2008. Although we maintain reserves for such claims, there can be no assurance that warranty expense levels will remain at current levels or that the reserves that we have set aside will continue to be adequate. A large number of warranty claims which exceed our current warranty expense levels could have a material adverse affect upon our results of operations.

Volume Incentives Payable

We have relied upon volume incentive payments to our independent dealers who retail our products. These volume incentive payments are accounted for as a reduction to gross sales, and are estimated and accrued when sales of our factory-built homes are made to our independent dealers. Volume incentive reserves are recorded based upon the annualized purchases of our independent dealers who purchase a qualifying amount of home products from us. We accrue a liability to our dealers, based upon estimates derived from historical payout rates. Volume incentive costs represent a significant expense to us, and any significant changes in actual payouts could have an adverse affect on our financial performance. We had a reserve for volume incentives payable of $904,882 as of September 30, 2008, as compared to $689,400 as of September 30, 2007.

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

The maximum amount for which the Company is contingently liable under such agreements amounted to approximately $20,165,000 as of September 30, 2008, as compared to $18,539,000 as of September 30, 2007. As of September 2008 and September 30, 2007, we had reserves of $240,000 and $140,000, respectively, established for future repurchase commitments, based upon our prior experience and evaluation of our independent dealers’ financial conditions. Because Deer Valley to date has not experienced any significant losses under these agreements, management does not expect any future losses to have a material effect on our accompanying financial statements.

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

FASB Interpretation No 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), was issued in July 2006. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken, or expected to be taken, on a tax return. FASB Interpretation No 48 did not have any impact on our financial statements.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about assets and liabilities measured at fair value. The Company adopted SFAS 157 in the first quarter of fiscal 2008. For additional information regarding the financial impact of the fair value measurement consideration related to the Company’s put liability, refer to the commitment and contingencies section.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of this statement did not have a material effect on the Company’s future financial position or results of operations.

In May 2008, the FASB issued SFAS No. 162, Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). This new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principals for nongovernmental entities. This statement is effective beginning November 15, 2008. We believe that FAS 162 will have no effect on our financial statements.

In June 2008, the FASB issued Emerging Issues Task Force (“EITF”) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities which provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and should be included in the computation of earnings per share pursuant to the two-class method. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data including any amounts related to interim periods, summaries of earnings and selected financial data. The Company is assessing the impact of adopting EITF 03-6-1, but does not expect the impact to be material to the Company’s financial condition or results of operations.

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

The Company accounted for the right to be made “whole” as a put liability. The Company determines the fair value of the put liability with a commercially available software product that utilizes a proven Monte Carlo valuation methodology. The Monte Carlo model was utilized to incorporate more complex variables than closed-form models such as the Black-Scholes option valuation model. Based on this analysis, the value of the put liability was determined to be approximately $571,444 at September 30, 2008.

Under normal market conditions, when the share price increases above the put and the term decreases, the expected change in the put liability would be a decrease in liability. However, due to unusual market volatility among the peer group, an increase in the put liability and an offsetting derivative expense of $35,827 was recognized for the three month period ended September 30, 2008.

On January 1, 2008 the Company adopted SFAS No. 157, “Fair Value Measurements”, for our financial assets and financial liabilities. SFAS 157 defines fair value, provides guidance for measuring fair value and requires certain disclosures. SFAS 157 discusses valuation techniques such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities

Level 2: Inputs, other than quoted prices, that are observable for the asset or liability; either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The following table summarizes the level 3 inputs used to measure the put liability at fair value:

September 30, 2008
Expected volatility	60.33%-75.91%
Expected dividends	—
Expected term in years	1-3 years
Risk free rate of return	1.78%-2.28%

As a result of the fair value adjustments the Company has recognized expense for the three and nine month periods ended September 30, 2008 of $35,827 and $55,898, respectively.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and acting Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending September 30, 2008 covered by this Quarterly Report on Form 10-QSB. Based upon such evaluation, the Chief Executive Officer and acting Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Changes in Internal Controls over Financial Reporting

During the quarter ended September 30, 2008, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Series A Convertible Preferred Stock - During the nine month period ending September 30, 2008 certain shareholders converted 76,225 shares of Series A Preferred Stock, par value $762,250, into 1,016,348 shares of the Company’s common stock. The securities were issued to existing shareholders, and the transaction was exempt under Section 3(a)(9) of the Securities Act, as amended.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description
3.01	Articles of Incorporation of Deer Valley Corporation. (1)

3.02	Bylaws of Deer Valley Corporation. (1)

4.01	Certificate of Designation, Rights, and Preferences of Series A Convertible Preferred Stock. (1)

4.02	Certificate of Designation, Rights, and Preferences of Series B Convertible Preferred Stock. (1)

4.03	Certificate of Designation, Rights, and Preferences of Series C Convertible Preferred Stock. (1)

4.04	Certificate of Designation, Rights, and Preferences of Series D Convertible Preferred Stock. (1)

4.05	Certificate of Designation, Rights, and Preferences of Series E Convertible Preferred Stock. (2)

10.01	Second Amendment to Loan Agreement (3)

10.02	Renewal and Consolidation Revolving Credit Note (3)

10.03	Continuing Guaranty of Deer Valley Corporation (3)

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 14, 2008. (4)

31.02	Certification of Acting Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 14, 2008. (4)

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 14, 2008. (4)

32.02	Certification of Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 14, 2008. (4)

(1)	Previously filed as an exhibit to the Form 8-K, filed with the SEC on July 28, 2006 and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Form 10-QSB, filed with the SEC on November 20, 2006 and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Form 8-K, filed with the SEC on May 13, 2008 and incorporated herein by reference.
(4)	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Deer Valley Corporation
(Registrant)

Dated: November 14, 2008	By:	/s/ Charles G. Masters
Charles G. Masters
President & Chief Executive Officer