Form 10KSB/A
period 2007-12-31
DEER VALLEY CORP
filed 2008-12-29
CIK 95047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-KSB/A

Amendment No. 1

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-05388

DEER VALLEY CORPORATION

(Exact name of Registrant as specified in its charter)

Florida	20-5256635
(State of Incorporation)	(I.R.S. employer identification no.)

3111 W. Dr. MLK Blvd., Ste 100, Tampa, FL	33607
(Address of principal executive offices)	(Zip code)

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

EXPLANATORY NOTE

Deer Valley Corporation (“Deer Valley” or “the Company”) is filing this Amendment No. 1 (the “Amended Report”) to its Annual Report on 10-KSB for the fiscal year ended December 31, 2007 that was originally filed with the United States Securities and Exchange Commission (“SEC”) on March 17, 2008. The Company hereby amends the following items:

•	Item 8A Controls and Procedures.

As a result of this Amendment No. 1, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, as filed as exhibits to the original filing have been re-executed and re-filed as of the date of this Amendment No. 1 on Form 10-KSB. Except for the amendment described above, this Amendment No. 1 does not modify or update other disclosures in, or exhibits to, the original filing.

Item 8A. Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and acting Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007. At the time this Form 10-KSB was initially filed with the Securities and Exchange Commission, we concluded that our disclosure controls and procedures were effective based on their evaluation. Subsequently we became aware that in the initial filing of this 10-KSB, we inadvertently failed to specify the material weakness of our internal controls over financial reporting and discuss our plan to remediate these weaknesses. As a result of this omission, our Chief Executive Officer and acting Chief Financial Officer, based on their evaluation, have now concluded that our disclosure controls and procedures were not effective as of December 31, 2007.

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting. Under the supervision and with the participation of our management, including our chief executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using framework similar to criteria referenced in the initial steps of the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a significant deficiency (as defined in the Public Company Accounting Oversight Board’s Auditing Standard No. 2), or a combination of significant deficiencies, that results in reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

In its assessment of the effectiveness of the Company’s internal controls over financial reporting, management determined that there were control deficiencies that constituted material weaknesses, as described below.

* We have noted that there may be an insufficient quantity of dedicated resources and experienced personnel involved in reviewing and designing internal controls. As a result, a material misstatement of the interim and annual financial statements could occur and not be prevented or detected on a timely basis.

* We have not achieved an optimal level of segregation of duties relative to key financial reporting functions.

* We do not have an audit committee or an independent audit committee financial expert. While not being legally obligated to have an audit committee or independent audit committee financial expert, it is the managements view that to have audit committee, comprised of independent board members, and an independent audit committee financial expert is an important entity-level control over the Company’s financial statements. Currently, the Board does not have sufficient independent directors to form such an audit committee. Also, the Board of Directors does not have an independent director with sufficient financial expertise to serve as an independent financial expert.

* We have not achieved an optimal segregation of duties for executive officers of Deer Valley Corporation, the parent entity. Specifically, the chief executive officer of Deer Valley Corporation, the parent entity, also serves as Deer Valley Corporation’s chief financial officer.

* Due to the complex nature of recording derivatives and similar financial instruments, we noted a need for increased coordination and review of techniques and assumptions used in recording derivatives to ensure accounting in conformity with generally accepted accounting principles.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Remediation Efforts to Address Deficiencies in Internal Control Over Financial Reporting

As a result of the findings from the investigation and a company-led accounting review, management intends to take practical, cost-effective steps in implementing internal controls, including the following remedial measures:

*Interviewing and potentially hiring outside consultants that are experts in designing internal controls over financial reporting based on criteria established in Internal Control-Integrated Framework issued by COSO.

*Assessing the current duties of existing personnel and consultants, assigning additional duties to existing personnel and consultants, and, in a cost effective manner, potentially hiring additional personnel to assist with the preparation of the Company’s financial statements to allow for proper segregation of duties, as well as additional resources for control documentation.

*The Company has hired an outside consultant to assist with controls over the review and application of derivatives to ensure accounting in conformity with generally accepted accounting principles.

*Assessing the current duties of the existing officers of Deer Valley Corporation and, in a cost effective manner, possibly promote or hire additional personnel to diversify duties and responsibilities of such executive officers.

*Board to review and make recommendations to shareholders concerning the composition of the Board of Directors, with particular focus on issues of independence. The Board of Directors to consider nominating an audit committee and audit committee financial expert, which may or may not consist of independent members.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting identified in the evaluation that occurred during our fourth quarter of fiscal year 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 13.	EXHIBITS

Exhibit No.	Description
31.01.	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated December 29, 2008.

31.02.	Certification of Acting Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated December 29, 2008.

32.01.	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated December 29, 2008.

32.02.	Certification of Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated December 29, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEER VALLEY CORPORATION

By:	/s/ Charles G. Masters
Charles G. Masters
President and Chief Executive Officer

Date: December 29, 2008