Form 10-K
period 2008-12-31
DEER VALLEY CORP
filed 2009-03-16
CIK 95047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

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

Indicate by check mark whether the Registrant is a shell company.    Yes  ☐    No  ☒

The issuer’s revenues for its most recent fiscal year were $61,324,359. The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 11, 2009 was $6,350,5921. The number of shares outstanding of the Registrant’s common stock as of March 11, 2009 was 12,616,183.

[1]	Market value based upon sales occurring on January 29, 2009. Calculation does not account for common shares issuable upon conversion of convertible preferred stock.

DEER VALLEY CORPORATION

2008 FORM 10-K

PART I

Special Note Regarding Forward-Looking Statements

Information included or incorporated by reference in this Annual Report on Form 10-K may contain forward-looking statements. This information may involve known and unknown risks, uncertainties, and other factors which may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology.

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

Business Development

The Company, under the name Cytation Corporation, was incorporated under the laws of Delaware on November 1, 1999. In the first quarter of 2005, the Company discontinued all prior business operations except finding an appropriate private entity with which it could acquire or merge.

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

Business of the Issuer

Overview

The Company, through its wholly owned subsidiary Deer Valley Homebuilders, Inc. (“DVH”), designs and manufactures factory-built homes which are sold to a network of independent dealers, builders, developers and government agencies located primarily in the southeastern and south central regions of the United States. The Company does not maintain separate operating segments for these regions and does not separately report financial information by geographic sales area. Its principal manufacturing plant is located in Guin, Alabama, and the Company owns a separate idled manufacturing plant in Sulligent, Alabama.

In recent years, the HUD Code housing industry has suffered a downturn in sales as a result of a tightening of credit standards, restricted availability of retail and wholesale financing, excessive inventory levels and zoning restrictions in certain urban and coastal areas. This industry decline began in 1999, approximately five years before we successfully launched and began to rapidly grow our business in January, 2004. In spite of industry conditions the Company has excelled through efficient manufacturing at our production facilities, industry leading products, experienced and capable relations oriented sales and management teams, stringent cost controls, and attention to dealer support, customer satisfaction, and service efforts.

The Company’s executives are continuing to focus on four matters relating to the industry-wide slowdown. First, management is addressing the well-publicized slowdown in the housing industry by adjusting capacity with market demand. The Company will continue to monitor demand and may take additional steps to adjust capacity based on our views of and direction of the industry. Second, in recognition of an important trend in the housing market toward modular homes and as part of the Company’s strategic plan, management will continue to increase the Company’s involvement in the modular segment of the factory-built housing industry. The Company believes that establishing these alternative distribution channels will add stability and position the company for growth when market conditions improve. The Company has targeted the production of smaller units (less than 3,000 square feet) that are readily producible, in a cost efficient manner, using the Company’s existing manufacturing capabilities. The Company sells these models to large tract developers, government agencies and individuals through independent dealers. Third, management is addressing the reduced availability of “floor plan financing” by facilitating dealer operations with alternative inventory financing for dealers that purchase our products. Fourth, the Company continues to focus on operating activities to improve manufacturing efficiencies, reduce overall costs and increase gross margins.

Beginning in the second quarter of calendar year 2007, state and federal agencies, and other government sponsored entities, began distributing Requests for Proposals (RFPs) for housing designed to test and evaluate future disaster recovery housing units for the Gulf Coast region. The Company has aggressively taken advantage of its Alabama location and reputation in the Gulf Coast area to become a significant participant in the permanent rebuilding of the Gulf Coast region and the production of prototypes for future disaster recovery housing units. As an immediate result of its efforts, in June 2007 the Company’s plant in Guin, Alabama was selected by the State of Mississippi to produce two-bedroom and three-bedroom cottages as part of a program, the “Mississippi Alternative Pilot Program”, that was designed to test and evaluate future disaster housing units. The Company was awarded two contract extensions on the initial contract by the State of Mississippi prior to the end of 2007 and a third extension in the second quarter of 2008. The initial contract combined with these extensions resulted in a total of approximately $23,400,000 in revenue from the State of Mississippi contract of which $13,300,000 and 10,100,000 were recognized during 2008 and 2007, respectively. The Company cannot predict whether the State of Mississippi will provide any additional extensions of the initial contract beyond those that the Company has already received.

In April 2008, the Company was awarded a $16.1 million contract to build more than 120 twin-town home units for first phase of a multi-phase 264-acre master-planned residential rental community called Savanna Trials in Ocean Springs, Mississippi by M&C Development LLC. Construction and delivery of the first homes in Phase I of the development began in the second quarter of 2008, and the Company received $2.4 million in revenue during the year ended December 31, 2008 based on initial deliveries on the contract. Due to delays in the project the completion date has been extended until mid 2009 or later. The Company is unable to predict when project delays will be resolved or whether it will be awarded additional contracts for other development phases of the community.

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

In late 2008, the Company received advisories from national financial service companies which provide “floor plan financing” for the majority of the Company’s independent retail dealers of HUD-Code homes. Because of the worldwide volatility and disruption in the capital markets, these traditional lenders are suspending or modifying their retail dealer financing programs in an effort to reduce their asset based portfolios. The Company is aggressively working to assist our dealers in their efforts to rapidly establish alternative sources of financing. The Company has received information that indicates one or more new sources of inventory financing could be available by mid 2009. The Company anticipates it will participate in one or more programs for new sources of inventory financing. In the event that a significant number of dealers were to be unable to secure alternative sources of financing, and if the availability from traditional sources does not rapidly improve, then such developments could have a materially adverse effect on our future operating results.

Manufacturing Operations

Prior to idling the Sulligent, Alabama plant, we produced all of our factory-built homes at two manufacturing facilities in Guin and Sulligent, Alabama. Since the Sulligent, Alabama plant was idled in September 2008, we produce all of our factory built homes at our plant in Guin, Alabama, which is functioning on a ten-hour shift, four-day work week. During the fourth quarter of 2008, the Company’s average production rate was approximately 6 “floors” produced per day.

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

Backlog of Orders and Sales Policies

Substantially all production of our factory-built homes is initiated against specific orders. As of December 31, 2008, our total backlog of orders stood at 1.5 weeks based on our average production rate of 6 floors per day. Dealer orders are subject to cancellation prior to commencement of production, and we do not consider our backlog to be firm orders. Because we operate in an industry where order lead times are extremely short, we do not view backlog at any point in time to be indicative of the level of our future revenues.

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

Products

We currently manufacture and sell both single-section and multi-section models, with the substantial majority of our products being HUD Code homes. Eighty-two percent of the HUD Code homes we produced in 2008 consisted of multi-section units (excluding the cottages for the State of Mississippi). We offer over 45 different floor plans, ranging in size from approximately 840 to 2,580 square feet. Many of our homes are customized to homebuyers’ specifications. Many features associated with site-built homes are included in factory-built homes, such as central heating, name-brand appliances, carpeting, cabinets, walk-in closets, wall coverings, and porches. Also, many of our independent dealers offer optional features including central air conditioning, carports, garages, and furniture packages. We believe that our willingness to offer factory trim-out services and customize floor plans and design features to match homebuyers’ preferences is a principal factor which differentiates us from our competitors.

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

The Company continued to expand its product offerings with a new modular home line. The homes are currently offered in five states: Alabama, Mississippi, Louisiana, Arkansas and Tennessee. These modular homes include front load porch designs to accommodate the narrow lot lines typical in coastal areas. Our modular homes are constructed to withstand a 110 mile per hour wind load. In addition, we offer an optional 140 mile per hour wind load feature on our modular homes. The Company is seeking to expand into other states with new designs to fulfill the growing demand among builders and developers for factory-built structures. Typical features in our modular homes include “heavy built” construction very similar to Deer Valley Homebuilders, Inc.’s other offerings. The Company will perform customization in this line of modular homes, as each builder has different needs.

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

Our two and three-bedroom cottages which we contracted to manufacture for the State of Mississippi are designed and manufactured to meet the requirements of both the HUD Code and the International Residential Code. As a result, such cottages can either remain on an integrated steel frame and axle or be joined to a permanent foundation.

Due to the nature of our business, we do not have a significant formal research and development program and we do not allocate significant funds for research and development activities.

Deer Valley has traditionally focused on designing factory-built homes with features comparable to site-built homes. In addition to offering the consumer options specified in the preceding paragraph, Deer Valley generally offers extensive customization of floor plan designs and exterior elevations to meet specific customer preferences. The following table sets forth certain sales information for 2008 and 2007:

Floor Shipments	2008	2007
HUD-Code	1474	1801
Modular	159	44
MEMA Cottages	275	200
Total	1908	2045

Independent Dealer Network, Sales and Marketing

As of the date of this filing, we had approximately 70 participating independent dealers marketing our factory-built homes at around 95 locations. Our independent dealers are not required to exclusively sell our homes and will typically choose to offer the products of other manufacturers in addition to ours. We do not have written exclusive agreements with our independent dealers and do not have any control over the operations of, or financial interest in, any of our independent dealers. We are not dependent on any single dealer, and in 2008, our largest dealer location accounted for approximately 5% of our sales including the State of Mississippi, and 6.5% excluding the State of Mississippi. The contracts with the State of Mississippi accounted for 21.3% of our sales.

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

During the fiscal year ended December 31, 2008, we estimate that the percentage of our revenues (excluding MEMA) by region was as follows:

Regions	Primary States	Percentage of Revenue by Region
East South Central	Alabama, Kentucky, Mississippi, Tennessee	45%
West South Central	Arkansas, Louisiana, Oklahoma, Texas	47%
South Atlantic	Florida, Georgia, West Virginia	1.5%
North Central	Illinois, Indiana, Missouri	6.5%

Our sales staff maintains and monitors our relationships with each independent retailer in an effort to maintain excellent relationships with our network of independent dealers. Approximately 92% of our sales were to dealers operating in the East South Central and West South Central regions. The East South Central and West South Central regions accounted for approximately 45% of nationwide HUD code homes shipped during 2008.

Sales information provided above is merely a geographic indicator to the reader of where the Company’s products are sold by region. The Company does not maintain separate operating segments pursuant to SFAS 131. As a result, the Company does not separately report financial information, by geographic sales area or otherwise, for separate operating segments.

Continuing Operations

Factory-Built Homes—Industry Trends

Due to the difficult financing environment for chattel financing of HUD Code homes nationwide, the industry has been trending toward more conventional mortgage financing for land and homes. Chattel financing is personal property financing secured only by the home and not by the underlying land on which the home is sited. In contrast, “land and home” financing is real property financing secured by the home and by the underlying land on which the home is placed.

The well-publicized slowdown in the housing industry has yet to stabilize, with new single-family housing starts down 59% in 2008 as compared to 2007, and HUD Code homes are not immune from this trend. In 2008 HUD Code shipments declined 14.5% as compared to 2007. However market share of HUD Code homes is growing. HUD Code shipments as a percentage of single-family housing starts increased to 11.6% in 2008 compared to 8.4% in 2007.

Due to the difficult economic, financing and credit conditions HUD Code home sales are expected to continue in a down cycle. The seasonal adjusted annual rate of HUD Code home shipments is now expected to fall below 60,000 homes shipped in 2009. Until there is an infusion of new and competitive finance resources into the manufactured housing market any meaningful expansion in the industry will be delayed.

Economic pressures during 2008 have caused some dealers in the Company’s network to cease doing business. The Company typically replaces any non-operating dealers with other dealers in or around the area. However, this trend may continue in the near future presenting an ongoing risk to the Company.

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

We have experienced quality assurance personnel at our manufacturing facility who provide on-site service to dealers and home buyers. We continuously work to enhance our quality assurance systems, placing high emphasis on improving the value and appeal of our homes and reducing consumer warranty claims.

Independent Dealer Financing

The majority of our independent dealers finance their purchases through “floor-plan” arrangements under which a financial institution provides the dealer with a loan for the purchase price of the home and maintains a security interest in the home as collateral. In the last quarter of 2008, the Company received advisories from national financial service companies which provide “floor plan financing” for the majority of the Company’s independent retail dealers of HUD-Code homes. Because of the worldwide volatility and disruption in the capital markets, these traditional lenders are suspending or modifying their retail dealer financing programs in an effort to reduce their asset based portfolios. The Company is aggressively working to assist our dealers in their efforts to rapidly establish alternative sources of financing. In the event that a significant number of dealers were to be unable to secure alternative sources of financing, and if the availability from traditional sources does not rapidly improve, then such developments could have a materially adverse effect on our future operating results.

In connection with a floor-plan arrangement, the financial institution that provides the independent dealer financing customarily requires DVH to enter into a separate repurchase agreement with the financial institution, under which DVH is obligated, upon default by the independent dealer, to repurchase the home at the original invoice price less the cost of all damaged/missing items, plus certain administrative and shipping expenses. The repurchase agreement relates to homes located on an authorized dealer’s lot and in new, sellable condition. As a result, the potential repurchase liability may be offset by the value of the repurchased house. The risk of loss which we face under these repurchase agreements is also lessened by additional factors listed under Item 7 of this filing, at “Reserve for Repurchase Commitments.”

As of December 31, 2008, DVH’s contingent repurchase liability under floor plan financing arrangements through independent dealers was approximately $16,620,000. While homes repurchased by DVH under floor-plan financing arrangements are usually sold to other dealers, no assurance can be given that DVH will be able to sell to other dealers homes which it may be obligated to repurchase in the future or that DVH will not suffer more losses with respect to, and as a consequence of, those arrangements than we have accrued in our financial statements.

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

We compete with other manufacturers, some of which maintain their own wholesale (dealer) and retail (consumer) financing subsidiaries. Companies with greater access to floor plan and retail financing could have a significant market advantage.

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

Employees

As of December 31, 2008, we had 308 employees, all of whom are full-time. None of our employees are represented by a labor union and we consider our relationships with our employees to be good.

ITEM 2.	DESCRIPTION OF PROPERTY

The Company’s executive and operating offices are located at 3111 W. Dr. MLK Blvd., Ste 100, Tampa, FL 33607, which were formerly located at 4218 W. Linbaugh Avenue, Tampa, FL 33634. The Company moved its offices to the new location in 2008. The telephone number at the Company’s executive offices is (813) 885-5998. DVH’s principal manufacturing plant and offices are located at 205 Carriage Street, Guin, Alabama 35563 (the “Guin Property”), and its telephone number is (205) 468-8400. DVH’s principal manufacturing plant and company offices consist of a manufacturing plant with 107,511 square feet, a frame shop with 10,800 square feet, material shed of 23,172 square feet and offices with 11,250 square feet of space. DVH owns the buildings and 25.5 acres underlying these facilities. DVH has executed a mortgage on the Guin Property in favor of a national bank.

In addition, DVH owns an idled manufacturing facility with a 65,992 square foot manufacturing plant located on approximately 13 acres of land in Sulligent, Alabama (the “Sulligent Property”). The seller of the Sulligent Property was Steven J. Logan, the father of DVH’s President and General Manager, Joel Logan. The Sales Contract was approved by the disinterested members of DVH’s Board of Directors and the Chief Executive Officer of the Company.

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

During the fourth quarter of the fiscal year which ended on December 31, 2008, no matter was submitted to a vote of security holders.

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

	High	Low
2007 Quarter Ended

December 31, 2007	$1.15	$.95
September 30, 2007	$1.24	$.96
June 30, 2007	$1.40	$1.10
March 31, 2007	$2.00	$1.20

2008 Quarter Ended

December 31, 2008	$1.28	$.70
September 30, 2008	$1.30	$.90
June 30, 2008	$1.05	$.90
March 31, 2008	$1.00	$.77

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

Holders Of Common Stock

On March 11, 2009, there were 334 registered holders or persons otherwise entitled to hold our common shares pursuant to a shareholders’ list provided by our transfer agent, Computershare Investor Services, N.A. The number of registered shareholders excludes any estimate by us of the number of beneficial owners of common shares held in street name.

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

Securities Authorized For Issuance Under Equity Compensation Plans

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding option, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	700,000	$1.115	1,100,000	(1)
Total	700,000	$1.115	1,100,000

(1)	Under the terms of the 2007 Incentive Plan, there are only 300,000 shares remaining that may be issued as incentive stock options leaving 800,000 issuable shares that would not be the subject of an option or warrant.

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

Pursuant to the 2007 Incentive Plan, each of the seven members of the Board of Directors was issued an option exercisable for 50,000 shares of the Company’s common stock, at an exercise price of $1.14. Such options were approved at a meeting of the Board of Directors in March 2007 and were effective as of July 1, 2007. In addition, under the 2007 Incentive Plan, each of the seven members of the Board of Directors was issued an option exercisable for 50,000 shares of the Company’s common stock, at an exercise price of $1.09. Such options were approved at a meeting of the Board of Directors on September 7, 2007 and were effective as of September 7, 2007.

The Company did not issue any incentive stock options during 2008.

Recent Sales of Unregistered Securities

Except as reported in previous filings, we did not sell any securities in transactions which were not registered under the Securities Act in the fiscal year ended December 31, 2008.

ITEM 6.	SELECTED FINANCIAL DATA. Not Applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Readers should not place undue reliance on these forward-looking statements, which are based on management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below), and apply only as of the date of this filing. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors which could cause or contribute to such differences include, but are not limited to, the risks to be discussed in our next Annual Report on form 10-K and in the press releases and other communications to shareholders issued by us from time to time which attempt to advise interested parties of the risks and factors which may affect our business. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Overview

The Company, through its wholly owned subsidiary Deer Valley Homebuilders, Inc. (“DVH”), designs and manufactures factory-built homes which are sold to a network of independent dealers, builders, developers and government agencies located primarily in the southeastern and south central regions of the United States. The Company does not maintain separate operating segments for these regions and does not separately report financial information by geographic sales area. Its principal manufacturing plant is located in Guin, Alabama, and the Company owns a separate idled manufacturing plant in Sulligent, Alabama.

In recent years, the HUD Code housing industry has suffered a downturn in sales as a result of a tightening of credit standards, restricted availability of retail and wholesale financing, excessive inventory levels and zoning restrictions in certain urban and coastal areas. This industry decline began in 1999, approximately five years before we successfully launched and began to rapidly grow our business in January, 2004. In spite of industry conditions the Company has excelled through efficient manufacturing at our production facilities, industry leading products, experienced and capable relations oriented sales and management teams, stringent cost controls, and attention to dealer support, customer satisfaction, and service efforts.

The Company’s executives are continuing to focus on four matters relating to the industry-wide slowdown. First, management is addressing the well-publicized slowdown in the housing industry by adjusting capacity with market demand. The Company will continue to monitor demand and may take additional steps to adjust capacity based on our views of and direction of the industry. Second, in recognition of an important trend in the housing market toward modular homes and as part of the Company’s strategic plan, management will continue to increase the Company’s involvement in the modular segment of the factory-built housing industry. The Company believes that establishing these alternative distribution channels will add stability and position the company for growth when market conditions improve. The Company has targeted the production of smaller units (less than 3,000 square feet) that are readily producible, in a cost efficient manner, using the Company’s existing manufacturing capabilities. The Company sells these models to large tract developers, government agencies and individuals through independent dealers. Third, management is addressing the reduced availability of “floor plan financing” by facilitating dealer operations with alternative inventory financing for dealers that purchase our products. Fourth, the Company continues to focus on operating activities to improve manufacturing efficiencies, reduce overall costs and increase gross margins.

Beginning in the second quarter of calendar year 2007, state and federal agencies, and other government sponsored entities, began distributing Requests for Proposals (RFPs) for housing designed to test and evaluate future disaster recovery housing units for the Gulf Coast region. The Company has aggressively taken advantage of its Alabama location and reputation in the Gulf Coast area to become a significant participant in the permanent rebuilding of the Gulf Coast region and the production of prototypes for future disaster recovery housing units. As an immediate result of its efforts, in June 2007 the Company’s plant in Guin, Alabama was selected by the State of Mississippi to produce two-bedroom and three-bedroom cottages as part of a program, the “Mississippi Alternative Pilot Program”, that was designed to test and evaluate future disaster housing units. The Company was awarded two contract extensions on the initial contract by the State of Mississippi prior to the end of 2007 and a third extension in the second quarter of 2008. The initial contract combined with these extensions resulted in a total of approximately $23,400,000 in revenue from the State of Mississippi contract of which $13,300,000 and 10,100,000 were recognized during 2008 and 2007, respectively. The Company cannot predict whether the State of Mississippi will provide any additional extensions of the initial contract beyond those that the Company has already received.

In April 2008, the Company was awarded a $16.1 million contract to build more than 120 twin-town home units for first phase of a multi-phase 264-acre master-planned residential rental community called Savanna Trials in Ocean Springs, Mississippi by M&C Development LLC. Construction and delivery of the first homes in Phase I of the development began in the second quarter of 2008, and the Company received $2.4 million in revenue during the year ended December 31, 2008 based on initial deliveries on the contract. Due to delays in the project the completion date has been extended until mid 2009 or later. The Company is unable to predict when project delays will be resolved or whether it will be awarded additional contracts for other development phases of the community.

On September 22, 2008, the Company idled its Sulligent, Alabama plant and thereafter consolidated its production operations at the Company’s larger plant located in Guin, Alabama in order to address the continuing constriction of the retail housing market in the third quarter of 2008. The consolidation with the Guin, Alabama plant was contemporaneous with certain staff reductions necessary to align the Company’s production capacity with estimated sales levels for the next several quarters. As the Sulligent, Alabama plant does not represent a separate operating segment of the Company and no plans exist to dispose of the plant, the Company has not separately account for the Sulligent Plant as a discontinued operation in its financial statements.

In late 2008, the Company received advisories from national financial service companies which provide “floor plan financing” for the majority of the Company’s independent retail dealers of HUD-Code homes. Because of the worldwide volatility and disruption in the capital markets, these traditional lenders are suspending or modifying their retail dealer financing programs in an effort to reduce their asset based portfolios. The Company is aggressively working to assist our dealers in their efforts to rapidly establish alternative sources of financing. The Company has received information that indicates one or more new sources of inventory financing could be available by mid 2009. The Company anticipates it will participate in one or more programs for new sources of inventory financing. In the event that a significant number of dealers were to be unable to secure alternative sources of financing, and if the availability from traditional sources does not rapidly improve, then such developments could have a materially adverse effect on our future operating results.

Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment by our management. Information for the year ended December 31, 2008 and year ended December 31, 2007 is that of the Company on a consolidated basis with DVH.

Revenues. The Company had gross revenues of $61,324,359 in fiscal year 2008, as compared to $63,283,527 in fiscal year 2007. Revenue for 2008 was less than that of 2007 primarily due to the industry wide softness in demand for HUD Code housing units. This difference was partially offset by the Company’s fulfillment of its contract with the State of Mississippi for the production of two-bedroom and three-bedroom cottages as part of its program that is designed to test and evaluate future disaster housing units. Home shipments were 1,140 in 2008 compared to 1,171 in 2007. Home shipments in 2008 and 2007 include 275 and 200, respectively, of homes shipped to the State of Mississippi.

Gross Profit. Gross profit was $10,312,447 or 16.8% of total revenue for 2008, compared to $10,325,152 or 16.3% of total revenue for 2007. This increase in gross profit as a percentage of total revenue is primarily due to improvements in manufacturing efficiencies gained through repetition of Mississippi cottages. The

Company includes the following types of expenses in cost of sales: purchase and receiving costs, freight in, direct labor, supply costs, warehousing, direct and indirect overhead costs, inspection, transfer, actual and accrued warranty, depreciation, and amortization costs.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses for the fiscal year ending December 31, 2008 were $6,822,139, compared to $6,794,375 for the fiscal year 2007. Selling, general and administrative costs increased primarily due to introduction of new products and expansion of our modular efforts. 2007 selling, general and administrative expenses include non-cash compensation to members of the Board of Directors. During the 2007 fiscal year, the Company awarded to members of the board of directors, in the aggregate, 350,000 stock options with an exercise price of $1.14 and 350,000 stock options with an exercise price of $1.09. In connection with such awards, the Company recognized $119,903 of expense related to issuances in the Consolidated Statement of Operations for the fiscal year ending December 31, 2007. The Company includes the following types of expenses in selling, general and administrative expense: sales salaries, sales commissions, bad debt expense, advertising, administrative overhead, administrative salaries and bonuses and legal and professional fees.

Net Income (Loss). The net income for the year ended December 31, 2008 was $2,188,925, compared to $2,445,685 for the year ended December 31, 2007. After accounting for the stock dividend payable to preferred stockholders and the deemed dividend to preferred stockholders on beneficial conversion features, the net income to common stockholders for the fiscal year 2008 was $2,165,617, compared to a net income of $2,022,645 for the fiscal year 2007. During a portion of 2008, and all of 2007, the Company accrued its semi-annual common stock dividends for shareholders holding shares of the Company’s Series A Preferred Convertible Stock (the “Series A Preferred Stock”). Pursuant to the terms of the Series A Preferred Stock, those dividends accrued by the Company for 2008 represent the final dividends to be issued to such shareholders.

Liquidity and Capital Resources

Management believes that the Company currently has sufficient cash flow from operations, available bank borrowings, cash, and cash equivalents to meet its short-term working capital requirements. The Company had $8,960,479 in cash and cash equivalents as of December 31, 2008, compared to $4,778,334 in cash and cash equivalents as of December 31, 2007. The Company’s cash and cash equivalents on-hand are higher than any other previously reported period. The Company’s increase in cash is primarily attributable to net income of the Company and the collection of the receivables from the State of Mississippi. Should our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner which will increase or accelerate our anticipated costs or capital demand, such as through the acquisition of new products, our working capital could be depleted at an accelerated rate.

The net cash provided by operating activities for the fiscal year ended December 31, 2008 was $6,444,598. The net cash used in operating activities for fiscal year ended December 31, 2007 was $401,570. The increase of cash provided by operating activities for 2008, in comparison to the Company’s prior fiscal year, is attributable primarily to net income of $2,188,925, a decrease in accounts receivables of $3,646,474 and a decrease in inventories of $508,838. The Company’s account receivables as of December 31, 2008 were $1,451,536, as compared to $5,098,010 as of December 31, 2007. The decrease in accounts receivable is primarily attributable collection of receivable due the company under its contract with the State of Mississippi and reduced rate of production associated with idling the Sulligent plant in September 2008. The decrease in inventories is primarily attributable to the reduced rate of production associated with idling the Sulligent plant in September 2008.

The net cash used in investing activities for the fiscal year ended December 31, 2008 was $258,075, which reflects normal equipment additions. The net cash used in investing activities for the fiscal year ended December 31, 2007 was $1,664,519, which primarily reflects additional purchase price paid to the previous owners under the earnout provisions and for normal equipment additions.

The net cash used in financing activities for the fiscal year ended December 31, 2008 was $2,004,378, which primarily relates to the repayment of the Company’s borrowings under its line of credit to complete the State of Mississippi contract. The net cash used in financing activities for the fiscal year ended December 31, 2007 was $586,729, which primarily relates to the Company’s borrowings under its line of credit to complete the State of Mississippi contract and payments to the previous owners under the earnout provisions.

The Company is contingently liable under the terms of these repurchase agreements with financial institutions providing inventory financing for retailers of our products. For more information on the repurchase agreements, including the Company’s contingent liability thereunder, please see “Reserve for Repurchase Commitments” below.

DVH, during its normal course of business, is required to issue irrevocable standby letters of credit in the favor of independent third party beneficiaries to cover obligations under insurance policies. As of December 31, 2008, no amounts had been drawn on the above irrevocable letters of credit by the beneficiaries.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments which affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. For a description of those estimates, see Note 2, Summary of Significant Accounting Policies, contained in the explanatory notes to the Company’s financial statements for the year ended December 31, 2008, contained in this filing. On an ongoing basis, we evaluate our estimates, including those related to reserves, deferred tax assets, valuation allowances, impairment of long-lived assets, fair value of equity instruments issued to consultants for services, and estimates of costs to complete contracts. We base our estimates on historical experience and on various other assumptions which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities which are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. However, we believe that our estimates, including those for the above-described items, are reasonable.

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

Warranties

We provide our retail buyers with a one-year limited warranty covering defects in material or workmanship, including plumbing and electrical systems. We record a liability for estimated future warranty costs relating to homes sold, based upon our assessment of historical experience and industry trends. In making this estimate, we evaluate historical sales amounts, warranty costs related to homes sold and timing in which any work orders are completed. The Company has accrued a warranty liability reserve of $2,220,000 on its balance sheet as of December 31, 2008 compared with a warranty liability reserve of $2,130,000 on its balance sheet as of December 31, 2007. Although we maintain reserves for such claims, there can be no assurance that warranty expense levels will remain at current levels or that the reserves that we have set aside will continue to be adequate. A large number of warranty claims which exceed our current warranty expense levels could have a material adverse affect upon our results of operations.

Volume Incentives Payable

We have relied upon volume incentive payments to our independent dealers who retail our products. These volume incentive payments are accounted for as a reduction to gross sales, and are estimated and accrued when sales of our factory-built homes are made to our independent dealers. Volume incentive reserves are recorded based upon the annualized purchases of our independent dealers who purchase a qualifying amount of home products from us. We accrue a liability to our dealers, based upon estimates derived from historical payout rates. Volume incentive costs represent a significant expense to us, and any significant changes in actual payouts could have an adverse affect on our financial performance. We had a reserve for volume incentives payable of $694,886 as of December 31, 2008, as compared to $695,975 as of December 31, 2007.

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

The maximum amount for which the Company is contingently liable under such agreements amounted to approximately $16,620,000 at December 31, 2008, as compared to $17,202,000 at December 31, 2007. As of December 31, 2008 and December 31, 2007, we had reserves of $265,000 and $185,000, respectively, established for future repurchase commitments, based upon our prior experience and evaluation of our independent dealers’ financial conditions. Because Deer Valley to date has not experienced any significant losses under these agreements, management does not expect any future losses to have a material effect on our accompanying financial statements.

Impairment of Long-Lived Assets

As previously discussed, the manufactured housing industry has experienced an overall market decline. Addressing the constriction of the retail housing market, in 2008 the Company idled its Sulligent, Alabama plant and thereafter consolidated its production operations at the Company’s larger plant located in Guin, Alabama. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company evaluates the carrying value of long-lived assets to be held and used when events and circumstances warrant such a review. The carrying value of long-lived assets is considered impaired when the anticipated undiscounted cash flow from such assets is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived assets. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that the fair market values are primarily based on independent appraisals and preliminary or definitive contractual arrangements less costs to dispose. Based on our estimates of the fair value of idled facility no impairment charges have been recorded.

Goodwill

Goodwill is related to the acquisition of DeerValley Acquisitions Corp. and Deer Valley Homebuilders, Inc on January 18, 2006. We test for impairment of goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” We evaluate the fair value versus their carrying value as of each fiscal year end or more frequently if events or changes in circumstances indicate that the carrying value may exceed the fair value. When estimating the fair value, we calculate the present value of future cash flows based on forecasted sales volumes and profit margins, current industry and economic conditions, historical results and inflation. The discount factors used in present value calculations are updated annually. We also use available market value information to evaluate fair value. The total fair values was reconciled to end of year total market capitalization.

Revenue Recognition

Revenue for our products sold to independent dealers are generally recorded when all of the following conditions have been met: (i) an order for the home has been received from the dealer, (ii) an agreement with respect to payment terms has been received, and (iii) the home has been shipped and risk of loss has passed to the dealer.

Recent Accounting Pronouncements

Recent accounting pronouncements—We have reviewed accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. We believe that the following impending standards may have an impact on our future filings. Also see Fair Value Measurements, above. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS 141R is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements Liabilities—an Amendment of ARB No. 51. This statement amends ARB No. 51 to establish accounting and reporting standards for the Non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 will change the classification and reporting for minority interest and non-controlling interests of variable interest entities. Following the effectiveness of SFAS 160, the minority interest and non-controlling interest of variable interest entities will be carried as a component of stockholders’ equity. Accordingly, upon the effectiveness of this statement, we will begin to reflect non-controlling interest in our consolidated variable interest entities as a component of stockholders’ equity. This statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. Since we do not currently have Variable Interest Entities consolidated in our financial statements, adoption of this standard is not expected to have a material effect.

FASB Interpretation No 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), was issued in July 2006. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken, or expected to be taken, on a tax return. FASB Interpretation No 48 did not have any impact on our financial statements.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not expect the adoption of SFAS 162 will have a material effect on its financial position, results of operations or cash flows.

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

In June 2008, the Emerging Issues Task Force issued EITF Consensus No. 07-05 Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, which supersedes the definition in EITF 06-01 for periods beginning after December 15, 2008 (our fiscal year ending September 30, 2010). The objective of this Issue is to provide guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock and it applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative in of Statement 133, for purposes of determining whether that instrument or embedded feature qualifies for the first part of the scope exception in paragraph 11(a) of Statement 133 (the “Paragraph 11(a) Exemption). This Issue also applies to any freestanding financial instrument that is potentially settled in an entity’s own stock, regardless of whether the instrument has all the characteristics of a derivative in Statement 133, for purposes of determining whether the instrument is within the scope of Issue 00-19. We currently have warrants that embody terms and conditions that require the reset of their strike prices upon our sale of shares or equity-indexed financial instruments at amounts less than the conversion prices. These features will no longer be treated as “equity” under the EITF once it becomes effective. Rather, such instruments will require classification as liabilities and measurement at fair value. Early adoption is precluded. Accordingly, this standard will be adopted in our quarterly period ended March 31, 2009.

Off-Balance Sheet Arrangements

None

ITEM 8.	FINANCIAL STATEMENTS

Deer Valley Corporation & Subsidiary

Consolidated Financial Statements

For the Years Ended December 31, 2008 and 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Deer Valley Corporation

Tampa, Florida

We have audited the accompanying consolidated balance sheets of Deer Valley Corporation and Subsidiary (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Deer Valley Corporation and Subsidiary at December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

KBL, LLP
Tampa, Florida
March 2, 2009

Deer Valley Corporation & Subsidiary

Consolidated Balance Sheets

	December 31, 2008	December 31, 2007
ASSETS
Current Assets:
Cash	$8,960,479	$4,778,334
Accounts receivable	1,451,536	5,098,010
Inventory	1,439,908	1,948,746
Deferred tax asset	951,827	905,915
Prepaid expenses and other current assets	99,500	146,269

Total Current Assets	12,903,250	12,877,274

Fixed Assets:
Property, plant and equipment, net	3,051,214	3,079,025

Other Assets:
Goodwill	7,256,917	7,256,917
Other assets	76,673	148,625

Total Other Assets:	7,333,590	7,405,542

Total Assets	$23,288,054	$23,361,841

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Current maturities on long term debt	$81,009	$81,331
Notes payable	—	1,916,000
Accounts payable	610,443	1,099,852
Accrued expenses	2,340,867	2,469,869
Accrued warranties	2,220,000	2,130,000
Income tax payable	90,279	84,611
Accrued preferred dividends	—	201,802

Total Current Liabilities	5,342,598	7,983,465

Long Term Liabilities:
Long-term debt, net of current maturities	1,719,424	1,807,479
Deferred tax liability	711,942	501,831
Put liability	569,844	681,200

Total Long Term Liabilities	3,001,210	2,990,510

Total Liabilities	8,343,808	10,973,975

Stockholders’ Equity:
Series A Preferred stock, $0.01 par value, 750,000 shares authorized, 548,550 and 629,775 shares issued and outstanding, respectively.	5,485,495	6,297,745
Series C Preferred stock, $0.01 par value, 26,750 shares authorized, 22,463 and 22,463 shares issued and outstanding, respectively.	224	224
Series E Preferred stock, $0.01 par value, 1,000,000 authorized, 1,000,000 and 1,000,000 shares issued and outstanding, respectively.	10,000	10,000
Common stock, $0.001 par value, 100,000,000 shares authorized, 12,472,182 and 11,121,629 shares issued and outstanding, respectively.	12,473	11,121
Additional paid-in capital	37,399,377	36,221,024
Common stock payable-Earnout Agreement	(2,000,000)	(2,000,000)
Accumulated deficit	(25,963,323)	(28,152,248)

Total Stockholders Equity	14,944,246	12,387,866

Total Liabilities and Stockholders Equity	$23,288,054	$23,361,841

See notes to consolidated financial statements

Deer Valley Corporation & Subsidiary

Consolidated Statements of Operations

	For the years ended December 31,
	2008	2007
REVENUE	$61,324,359	$63,283,527

COST OF REVENUE	51,011,912	52,958,375

GROSS PROFIT	10,312,447	10,325,152

OPERATING EXPENSES:
Depreciation and Amortization	112,569	40,583
Selling, general and administrative	6,822,139	6,794,375

TOTAL OPERATING EXPENSES	6,934,708	6,834,958

OPERATING INCOME	3,377,739	3,490,194

OTHER INCOME (EXPENSES)
Derivative income (expense)	(54,298)	—
Interest income	143,989	222,486
Interest expense	(155,664)	(171,362)

TOTAL OTHER INCOME/(EXPENSES)	(65,973)	51,124

INCOME BEFORE INCOME TAXES	3,311,766	3,541,318

INCOME TAX EXPENSE	(1,122,841)	(1,095,633)

NET INCOME	$2,188,925	$2,445,685

Dividends to preferred stockholders	(23,308)	(423,040)

Net Income Available to Common Shareholders	$2,165,617	$2,022,645

Net Income/(Loss) Per Share (Basic)	$0.18	$0.23
Net Income/(Loss) Per Share (Fully Diluted)	$0.09	$0.11

Weighted Average Common Shares Outstanding	11,988,966	8,710,567
Weighted Average Common and Common Equivalent Shares Outstanding	23,739,101	22,268,602

See notes to consolidated financial statements

Deer Valley Corporation & Subsidiary

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2008 and 2007

	Preferred A		Preferred B
	Shares	Amount	Shares	Amount
Balance—December 31, 2006	657,525	$6,575,245.00	—	$—

Conversion of Series A Preferred	(27,750)	(277,500)	—	—
Conversion of Series C Preferred	—	—	—	—
Exchange of Series E Preferred for Common Stock	—	—	—	—
Common Stock dividend	—	—	—	—
Exercise of warrants	—	—	—	—
Issuance of Stock Options to Board of Directors	—	—	—	—
Common Stock issuance related to amended Earnout Agreement	—	—	—	—
Accrued Dividends	—	—	—	—
Net Income	—	—	—	—

Balance—December 31, 2007	629,775	$6,297,745	—	$—

Cumulative effect of change in accounting method	—	—	—	—
Conversion of Series A Preferred	(81,225)	(812,250)	—	—
Common Stock dividend
Issuance of common stock dividend to Series A Preferred	—	—	—	—
Accrued Dividends
Net Income	—	—	—	—

Balance—December 31, 2008	548,550	$5,485,495	—	$—

See notes to consolidated financial statements

Deer Valley Corporation & Subsidiary

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2008 and 2007

	Preferred C		Preferred D
	Shares	Amount	Shares	Amount
Balance—December 31, 2006	26,750	$267.00	—	$—

Conversion of Series A Preferred	—	—	—	—
Conversion of Series C Preferred	(4,287)	(43)	—	—
Exchange of Series E Preferred for Common Stock	—	—	—	—
Common Stock dividend	—	—	—	—
Exercise of warrants	—	—	—	—
Issuance of Stock Options to Board of Directors	—	—	—	—
Common Stock issuance related to amended Earnout Agreement	—	—	—	—
Accrued Dividends	—	—	—	—
Net Income	—	—	—	—

Balance—December 31, 2007	22,463	$224	—	$—

Cumulative effect of change in accounting method	—	—	—	—
Conversion of Series A Preferred	—	—	—	—
Common Stock dividend
Issuance of common stock dividend to Series A Preferred	—	—	—	—
Accrued Dividends
Net Income	—	—	—	—

Balance—December 31, 2008	22,463	$224	—	$—

See notes to consolidated financial statements

Deer Valley Corporation & Subsidiary

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2008 and 2007

	Series E		Common
	Shares	Amount	Shares	Amount
Balance—December 31, 2006	750,000	$7,500.00	8,186,572	$8,186

Conversion of Series A Preferred	—	—	370,000	370
Conversion of Series C Preferred	—	—	428,700	429
Exchange of Series E Preferred for Common Stock	250,000	2,500	(250,000)	(250)
Common Stock dividend	—	—	361,084	361
Exercise of warrants	—	—	25,273	25
Issuance of Stock Options to Board of Directors	—	—	—	—
Common Stock issuance related to amended Earnout Agreement	—	—	2,000,000	2,000
Accrued Dividends	—	—	—	—
Net Income	—	—	—	—

Balance—December 31, 2007	1,000,000	$10,000	11,121,629	$11,121

Cumulative effect of change in accounting method	—	—	—	—
Conversion of Series A Preferred	—	—	1,083,016	1,084
Common Stock dividend
Issuance of common stock dividend to Series A Preferred	—	—	267,537	268
Accrued Dividends
Net Income	—	—	—	—

Balance—December 31, 2008	1,000,000	$10,000	12,472,182	$12,473

See notes to consolidated financial statements

Deer Valley Corporation & Subsidiary

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2008 and 2007

	Additional Paid in Capital	Common Stock Payable-Earnout	Accumulated Deficit	Total
Balance—December 31, 2006	$34,456,598	$—	$(30,597,931)	$10,449,865

Conversion of Series A Preferred	277,130		—	—
Conversion of Series C Preferred	(386)		—	—
Exchange of Series E Preferred for Common Stock	(2,250)		—	—
Common Stock dividend	438,385		—	438,746
Exercise of warrants	37,884		—	37,910
Issuance of Stock Options to Board of Directors	119,903		—	119,903
Common Stock issuance related to amended Earnout Agreement	1,316,800	(2,000,000)	—	(681,200)
Accrued Dividends	(423,040)		—	(423,040)
Net Income	—		2,445,685	2,445,685

Balance—December 31, 2007	$36,221,024	$(2,000,000.00)	$(28,152,248)	$12,387,866

Cumulative effect of change in accounting method	165,654		—	165,654
Conversion of Series A Preferred	811,166		—	(0)
Common Stock dividend	(23,308)			(23,308)
Issuance of common stock dividend to Series A Preferred	224,841		—	225,109
Accrued Dividends				—
Net Income	—		2,188,925	2,188,925

Balance—December 31, 2008	$37,399,377	$(2,000,000)	$(25,963,323)	$14,944,246

See notes to consolidated financial statements

Deer Valley Corporation & Subsidiary

Consolidated Statements of Cash Flows

	For the years ended December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,188,925	$2,445,685
Adjustments to reconcile net income (loss) to net cash provided for/used in operating activities:
Depreciation and amortization	353,500	277,102
Derivative income(expense)	54,298	—
Stock based compensation	—	119,903
Bad debt expense	—	65,870
Changes in assets and liabilities:
(Increase)/decrease in receivables	3,646,473	(2,988,882)
(Increase)/decrease in inventories	508,838	(651,103)
(Increase)/decrease in deferred tax asset	(46,219)	(163,062)
(Increase)/decrease in prepayments and other	51,416	(54,007)
Increase/(decrease) in accounts payable	(489,410)	319,829
Increase/(decrease) in income tax payable	5,668	(222,819)
Increase/(decrease) in estimated services and warranties	90,000	130,000
Increase/(decrease) in accrued expenses	(129,002)	(181,918)
Increase/(decrease) in deferred tax liability	210,111	501,832

CASH FLOW PROVIDED FOR/USED IN OPERATING ACTIVITIES	$6,444,598	$(401,570)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(258,075)	(129,069)
Additional purchase price paid under earnout agreement		(1,535,450)

CASH FLOW USED IN INVESTING ACTIVITIES	$(258,075)	$(1,664,519)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(88,378)	—
Proceeds (repayment) of notes payable, net	(1,916,000)	1,839,911
Accrual of earnout	—	—
Payment of earnout	—	(2,464,550)
Proceeds from the exercise of warrants	—	37,910

CASH FLOW PROVIDED BY FINANCING ACTIVITIES	$(2,004,378)	$(586,729)

NET INCREASE (DECREASE) IN CASH	$4,182,145	$(2,652,818)
CASH, Beginning	$4,778,334	$7,431,152

CASH, Ending	$8,960,479	$4,778,334

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$170,197	$135,000
Taxes	$700,000	$1,165,000

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES:
Dividends on preferred stock	$225,109	$438,385
Conversion of preferred stock for common stock-net	$812,250	$275,043
Put liability	$165,654	$681,200
Common stock issued under earnout agreement	$—	$2,000,000
Common stock unearned under earnout agreement	$—	$(2,000,000)

See notes to consolidated financial statements

Deer Valley Corporation & Subsidiary

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2008 and 2007

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Operations—Deer Valley Corporation (“The Company”), through its wholly-owned subsidiary, Deer Valley Homebuilders, Inc. (“DVH”), an Alabama corporation with its business offices located at 205 Carriage Street, P.O. Box 310, Guin, Alabama 35563, is engaged in the production, sale and marketing of factory-built homes in the southeastern and south central U.S. housing market. The Company manufactures its factory-built homes at its principal manufacturing plant located in Guin, Alabama and the Company owns a separate idled manufacturing plant in Sulligent, Alabama. The Company relies upon a team of regional sales directors and independent dealers to market the factory-built homes in retail locations.

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

In addition, the Company has increased its involvement in the modular segment of the factory built housing industry. The Company has targeted the production of smaller units (less than 3,000 square feet) that are readily producible, in a cost efficient manner, using the Company’s existing manufacturing capabilities. The Company sells these models to large tract developers, government agencies and independent dealers. Modular homes are typically built in a factory in sections and transported to a site to be joined together on a permanent foundation. Unlike homes constructed in accordance with the Federal Manufactured Home Construction and Safety Standards (“HUD Code homes”), modular homes generally do not have integrated steel frames and axles.

Basis of Presentation—This summary of significant accounting policies is presented to assist in understanding the financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications—Certain reclassifications in prior period amounts have been made to conform to the current period presentation.

Accounting Estimates—The Company’s financial statements are prepared in conformity with accounting principles generally accepted in the United States of America which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation—The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year—The Company operates on a 52-53 week fiscal year end. For presentation purposes, the periods have been presented as ending on December 31.

Revenue Recognition—Revenue for manufactured homes sold to independent dealers generally is recorded when all of the following conditions have been met; (a) an order for the home has been received from the dealer, (b) an agreement with respect to payment terms (usually in the form of a written or verbal approval for payment has been received from the dealer’s flooring institution), and (c) the home has been shipped and risk of loss has passed to the dealer.

Concentration of Sales to Certain Customers—During 2008 and 2007, the Company had sales to one customer of approximately 21% and 15%, respectively. These sales were not made through the Company’s network of distributors but were made under a contracts awarded to the Company that may or may not continue in the future. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition of this Form 10K.

Fair Value of Financial Instruments—The carrying value of the Company’s cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value because of the short-term nature of these instruments.

Financial instruments—Financial instruments, as defined in Financial Accounting Standard No. 107 Disclosures about Fair Value of Financial Instruments (Statement 107), consist of cash, evidence of ownership in an entity, and contracts that both (i) impose on one entity a contractual obligation to deliver cash or another financial instrument to a second entity, or to exchange other financial instruments on potentially unfavorable terms with the second entity, and (ii) conveys to that second entity a contractual right (a) to receive cash or another financial instrument from the first entity, or (b) to exchange other financial instruments on potentially favorable terms with the first entity. Accordingly, our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and derivative financial instruments.

Cash Equivalents—The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company considers its investment in Variable Rate Demand Bonds (“VRDB’s”) as highly liquid investments. The VRDB’s can be redeemed with 7 days notice and are guaranteed by a Letter of Credit from Fifth Third Bank. At December 31, 2008, the Company owned $4,605,428 of VRDB’s.

The Company maintains its cash balances in two different financial institutions. The balances are insured by the Federal Deposit Insurance Corporation up to $250,000 or in the case of non-interest bearing checking accounts, the insurance is unlimited for a specified period of time. At December 31, 2008, Company has $4,252,153 of deposits, of which $2,312,394 are insured by the Federal Deposit Insurance Corporation.

Accounts Receivable—Accounts receivable represent balances due from dealers. Credit risk associated with balances due from dealers is evaluated by management relative to financial condition and past payment experience. As a result of management’s reviews reserves for uncollectible amounts have been recorded in the accompanying financial statements. For the years ended December 31, 2008 and 2007, reserves for uncollectable accounts are $15,000 and $80,870, respectively.

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

Impairment of Long-Lived Assets—In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company evaluates the carrying value of long-lived assets to be held and used when events and circumstances warrant such a review. The carrying value of long-lived assets is considered impaired when the anticipated undiscounted cash flow from such assets is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived assets. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that the fair market values are primarily based on independent appraisals and preliminary or definitive contractual arrangements less costs to dispose.

Cost of Sales—The Company includes the following types of expenses in cost of sales: purchase and receiving costs, freight in, direct labor, supply costs, warehousing, direct and indirect overhead costs, inspection, transfer, actual and accrued warranty, depreciation and amortization.

Selling, General and Administrative—The Company includes the following types of expenses in selling, general and administrative expense: sales salaries, sales commissions, advertising, administrative overhead, administrative salaries and bonuses and legal and professional fees.

Income Taxes—The Company utilizes the liability method of accounting for income taxes as set forth in SFAS 109, “Accounting for Income Taxes.” Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

Dealer Incentive Programs—The Company provides rebates to dealers based upon a predetermined formula applied to the volume of homes sold to the dealer during the year. These rebates are recorded at the time the dealer sales are consummated.

Advertising Costs—Advertising costs are charged to operations when incurred and are included in operating expenses. Advertising costs for the periods ending December 31, 2008 and 2007 were $112,089 and $112,491, respectively.

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

Determining Fair-Value

Share Based Compensation

The Company uses the guidance set forth in SFAS 123R “Share Based Payment” and Staff Accounting Bulletin 107 to measure its share based payments. This guidance considers the historical volatility over a period generally commensurate with the expected or contractual term of the share option.

The Company uses a trinomial lattice model granted to determine the fair value of stock options and employee stock purchase plan shares. The determination of the fair value of share-based payment awards on the date of grant using an option-valuation model is affected by the Company’s stock price as well as assumptions regarding a number of complex variables. These variables include the Company’s expected stock price volatility over the term of the awards, projected employee stock option exercise behavior, expected risk-free interest rate and expected dividends.

The Company estimates the expected term and volatility of options granted based on values derived from its industry peer group. In estimating our expected volatility and term, we have applied the guidance in Question 6 of Topic D of Staff Accounting Bulletin 107 and established a peer group consisting of five companies with similar characteristics to our Company and used a blended average of historical volatilities of these peers over historical periods commensurate with the expected term of each option. As a result, the expected term was generated using the trinomial lattice model. The model uses the contractual term of ten years and then arrives at the expected term based upon the assumptions used in valuing the instrument. Our decision to use these measures was based upon the lack of availability of actively traded options in the Company’s own common stock and the Company’s assessment that the peer group measure of volatility is more representative of future stock price trends than the Company’s historical volatility. The Company bases the risk-free interest rate for option valuation on Constant Maturity Rates provided by the U.S. Treasury with remaining terms similar to the expected term of the options. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option valuation model. In addition, SFAS No. 123(R) requires forfeitures of share-based awards to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. As this is the Company’s initial issuance and no historical data exists to estimate pre-vesting option forfeitures the Company has recorded stock-based compensation expense for the all the awards vested. The Company uses the straight-line attribution as its expensing method of the value of share-based compensation for options and awards.

Under SFAS No. 123(R) Deer Valley uses a trinomial lattice model to estimate the fair value of the Company’s option awards. Share based compensation expense amounted to $0 and $119,903 in the years ended December 31, 2008 and 2007, respectively. Our model includes the required assumptions pursuant to SFAS 123R. No options were granted during the year needed December 31, 2008. The key assumptions used in the model during the year ended December 31, 2007 are provided below:

	December 31, 2007
	9/7/07 Grant	7/1/07 Grant
Assumptions
Exercise Price	$1.09	$1.14
Expected Term—Years	10	10
Current Price Undlying Shares	$1.01	$1.12
Risk-free interest rate	4.92%	4.03%
Expected volatility of stock	42.3%	43.90%
Expected Dividends	None	None

In addition to the minimum level of assumptions, we have incorporated into our model the impact of the post vesting exit rate of 50%

The following table summarizes the activity related to all Company stock options and warrants for the year ended December 31, 2008 and 2007:

	Warrants	Stock Options	Exercise Price Per Share		Weighted Average Exercise Price Per Share
			Warrants	Options	Warrants	Options
Outstanding at December 31, 2006	22,506,977	—	$0.75-3.00	—	$1.64	—

Granted	250,000	700,000	$2.25	$1.09-$1.14	$2.25	$1.12
Exercised	(25,273)	—	$1.50	—	$1.50	—
Cancelled or expired	—	—	—	—	—	—

Outstanding at December 31, 2007	22,731,704	700,000	$0.75-3.00	—	$1.64	1

Granted	—	—	$—	—	$—	$—
Exercised	—	—	$—	—	$—	—
Cancelled or expired	—	—	—	—	—	—

Outstanding at December 31, 2008	22,731,704	700,000	$0.75-3.00	—	$1.64	$1.12

Outstanding and exercisable at December 31, 2008	22,731,704	700,000	$0.75-3.00	$1.09-$1.14	$1.64	$1.12

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

	For the years ended December 31,
	2008	2007
Net income/(loss) available to common shareholders	$2,165,617	$2,022,645

Weighted average shares outstanding:
Basic	11,988,966	8,710,567
Diluted	23,739,101	22,268,602
Income/Loss per share:
Basic	$0.18	$0.23

Diluted*	$0.09	$0.11

The Company’s dilutive common stock equivalent shares as of December 31, 2008 and 2007 include all of the Convertible Preferred shares and any incremental shares, as defined by SFAS No. 128, “Earnings Per Share”, associated with the Company’s outstanding warrants and stock options.

Common Stock Equivalents as of

	Exercise Price	December 31,
Securities		2008	2007
Preferred:

Series A Preferred		7,313,977	8,396,993
Series C Preferred		2,246,300	2,246,300
Series E Preferred		1,000,000	1,000,000

Total		10,560,277	11,643,293

Warrants:

Class A Warrants	$1.50	10,369,351	10,369,351
Class B Warrants	$2.25	4,970,824	4,970,824
Class C Warrants	$0.75	2,000,000	2,000,000
Class D Warrants	$0.75	2,000,000	2,000,000
Class E Warrants	$3.00	880,544	880,544
Class F Warrants	$2.25	1,000,000	1,000,000
Class BD-2 Warrants	$1.50	919,162	919,162
Class BD-3 Warrants	$2.25	459,581	459,581
Class BD-4 Warrants	$1.50	66,121	66,121
Class BD-5 Warrants	$3.00	66,121	66,121

Total		22,731,704	22,731,704

Stock Options:

7/1/07 Issuance	$1.14	350,000	350,000
9/7/07 Issuance	$1.09	350,000	350,000

Total		700,000	700,000

Total common stock equivalents		33,991,981	35,074,997

Recent Accounting Pronouncements

Recent accounting pronouncements—We have reviewed accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. We believe that the following impending standards may have an impact on our future filings. Also see Fair Value Measurements, above. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS 141R is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51. This statement amends ARB No. 51 to establish accounting and reporting standards for the Non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 will change the classification and reporting for minority interest and non-controlling interests of variable interest entities. Following the effectiveness of SFAS 160, the minority interest and non-controlling interest of variable interest entities will be carried as a component of stockholders’ equity. Accordingly, upon the effectiveness of this statement, we will begin to reflect non-controlling interest in our consolidated variable interest entities as a component of stockholders’ equity. This statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. Since we do not currently have Variable Interest Entities consolidated in our financial statements, adoption of this standard is not expected to have a material effect.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not expect the adoption of SFAS 162 will have a material effect on its financial position, results of operations or cash flows.

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

In June 2008, the Emerging Issues Task Force issued EITF Consensus No. 07-05 Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, which supersedes the definition in EITF 06-01 for periods beginning after December 15, 2008 (our fiscal year ending September 30, 2010). The objective of this Issue is to provide guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock and it applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative in of Statement 133, for purposes of determining whether that instrument or embedded feature qualifies for the first part of the scope exception in paragraph 11(a) of Statement 133 (the “Paragraph 11(a) Exemption). This Issue also applies to any freestanding financial instrument that is potentially settled in an entity’s own stock, regardless of whether the instrument has all the characteristics of a derivative in Statement 133, for purposes of determining whether the instrument is within the scope of Issue 00-19. We currently have warrants that embody terms and conditions that require the reset of their strike prices upon our sale of shares or equity-indexed financial instruments at amounts less than the conversion prices. These features will no longer be treated as “equity” under the EITF once it becomes effective. Rather, such instruments will require classification as liabilities and measurement at fair value. Early adoption is precluded. Accordingly, this standard will be adopted in our quarterly period ended March 31, 2009.

3. INVENTORY

Inventory consisted of the following components:

	December 31,
	2008	2007
Raw Materials	905,568	1,191,376
Work-in-Process	196,500	460,029
Finished Goods	337,840	297,341

Total Inventory	$1,439,908	$1,948,746

NOTE 4—PROPERTY, PLANT, AND EQUIPMENT

Property, Plant and Equipment consisted of the following:

	December 31,
Category	2008	2007
Land and improvements	423,244	381,961
Buildings	1,919,554	1,914,200
Machinery and equipment	1,228,376	1,060,934
Furniture and fixtures	210,889	166,893

	3,782,063	3,523,988
Accumulated depreciation	(730,849)	(444,963)

Total Property, Plant, and Equipment	$3,051,214	$3,079,025

Depreciation expense amounted to $285,886 and $257,314 for the years ended December 31, 2008 and 2007, respectively.

NOTE 5—GOODWILL

As a result of the acquisition of DeerValley Acquisitions Corp. and Deer Valley Homebuilders, Inc., on January 18, 2006, goodwill is reflected on the consolidated balance sheets. A valuation was performed by the Company and it was determined that the estimated fair value of the goodwill in the accounts exceeded its book value by $3,148,177. In addition, the Company has paid an additional $4,000,000 in connection with its earnout agreement with selling shareholders. See Note 8 Long-term Debt – Earnout Agreement for information on this agreement. There is no assurance that the value of the acquired entities will not decrease in the future due to changing business conditions.

Total Goodwill as of December 31, 2006	$5,721,413
Earnout for 2007	1,535,504

Total Goodwill as of December 31, 2007	$7,256,917
Earnout for 2008	—

Total Goodwill as of December 31, 2008	$7,256,917

NOTE 6—ACCRUED EXPENSES

Accrued expenses consisted of the following:

	December 31,
Category	2008	2007
Accrued dealer incentive program	694,886	695,975
Accrued third party billings	702,983	776,061
Accrued compensation	301,535	734,157
Accrued insurance	124,128	141,288
Accrued interest	80,424	106,172
Accrued repurchase commitment	265,000	185,000
Other	171,911	(168,785)

Total Accrued Expenses	$2,340,867	$2,469,868

NOTE 7—PRODUCT WARRANTIES

The Company provides the retail home buyer a one-year limited warranty covering defects in material or workmanship in home structure, plumbing and electrical systems. The Company estimated warranty costs are accrued at the time of the sale to the dealer following industry standards and historical warranty cost incurred. Periodic adjustments to the estimated warranty accrual are made as events occur which indicate changes are necessary. As of December 31, 2008 and 2007, the Company has provided a liability of $2,220,000 and $2,130,000, respectively for estimated warranty costs relating to homes sold, based upon management’s assessment of historical experience factors and current industry trends.

Management reviews its warranty requirements at the close of each reporting period and adjusts the reserves accordingly. The following tabular presentation reflects activity in warranty reserves during the periods presented:

	For the years ended December 31,
	2007	2007
Balance at beginning of period	$2,130,000	$2,000,000
Warranty charges	4,799,453	5,485,300
Warranty payments	(4,709,453)	(5,355,300)

Balance at end of period	$2,220,000	$2,130,000

NOTE 8—LONG-TERM DEBT

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

The amount available under the revolving line of credit is equal to the lesser of $7,500,000 or an amount based on defined percentages of accounts receivable and inventories reduced by any outstanding letters of credit. At December 31, 2008, $1,410,000 was available under the revolving line of credit after deducting letters of credit of $375,000.

In addition to the revolving line of credit described in the preceding paragraph, DVH, during its normal course of business, is required to issue irrevocable standby letters of credit in the favor of independent third party beneficiaries to cover obligations under insurance policies. As of December 31, 2008, no amounts had been drawn on the above irrevocable letters of credit by the beneficiaries.

Long-term debt of the Company was as follows:

	December 31,
	2008	2007
Earnout payable—see “Earnout Agreement” below	$—	$—
Note payable to Fifth Third Bank, payable in monthly installments of $10,000 including interest at Libor plus 2.25%, maturing on June 1, 2011, secured by all assets of the Company.	1,800,432	1,888,810

Total	1,800,432	1,888,810
Less: Current portion of long-term debt	(81,009)	(81,331)

Total long-term debt, net of current portion	$1,719,423	$1,807,479

Total interest costs for the years ended December 31, 2008 and 2007, amounted to $155,664 and $171,362, respectively, as reflected on the face of the accompanying statement of income.

At December 31, 2008, principal repayment requirements on long-term debt were as follows:

For year ended December 31,	Amount
2009	81,009
2010	95,336
2011	1,543,078

Total repayments on long-term debt	1,719,423

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

In exchange for the elimination of future performance based cash accruals that were expected to total an additional $2 million over the next 12 to 36 months, the Company issued to the Founders two million shares of Deer Valley’s common stock. Through December 31, 2007, the Company has paid $4,000,000 to the Founders, under its Earnout Agreement, including $2.75 million in December of 2007. At December 31, 2008, the Company Founders have vested rights amounting to $1,738,010 of the remaining $2,000,000 under the

Amended Earnout Agreement subject to completing requirements of the Founders employment agreement. The common stock will be held in escrow until January 18, 2011 pending completion of the employment agreement requirements. The final number of shares released to recipients may be reduced in accordance with vesting requirements if the original earnout criteria are not met. For those shares that are ultimately released, if the open market price of the shares at the time of the release should be less than $1.00/share, the Company has agreed to either issue additional shares or pay a cash amount equal to the difference between $1.00 and the share price (i.e. “make whole”).

The Company accounted for the right to be made “whole” as a put liability. The Company determines the fair value of the put liability with a commercially available software product that utilizes a proven Monte Carlo valuation methodology. The Monte Carlo model was utilized to incorporate more complex variables than closed-form models such as the Black-Scholes option valuation model. Based on this analysis, the value of the put liability at December 31, 2008 and 2007 was determined to be approximately $569,844 and $681,200. The methodology for determining the Put Liability was changed and the cumulative effect of the change in accounting method reduced the Put Liability to $515,546. This adjustment reduced the Put Liability and increased additional paid in capital by $165,654. The Company recognized derivative expense of $54,298 and $ 0 in the years ended December 31, 2008 and 2007, respectively.

For the year ended December 31, 2008 and 2007, Deer Valley Homebuilders, Inc. had a pre-tax profit in the amount of $4,085,005 and $4,461,915, of which $3,085,005 and $3,461,915 was above the Company’s earnout threshold of $1,000,000. The Company accrued 50%, or $1,542,503 and $1,730,958, of the amount in excess of earnout threshold. The maximum remaining potential accrual for common stock issued to shareholders under the Earnout Agreement is $261,990.

The table below details the calculation of the Earnout liability, payments which have been made pursuant to the Earnout agreement, and the maximum potential earnout which can still be earned.

	December 31, 2008	December 31, 2007	December 31, 2006	Fourth Quarter 2005	Cumulative Total
“DVH” Pretax Profit	$4,085,005	$4,461,915	$4,936,287	$1,242,814	$14,726,021
Pre-tax Profit Limitation amount	(1,000,000)	(1,000,000)	(1,000,000)	(250,000)	(3,250,000)

Eligible amount	$3,085,005	$3,461,915	$3,936,287	$992,814	$11,476,021
Earnout Percentage	50%	50%	50%	50%	50%

Current amount payable	$1,542,503	$1,730,958	$1,968,144	$496,407	$5,738,011

Total Accrued Earnout-Beginning	$1,738,011	$4,195,508	$2,464,551	$496,407	$5,738,011
Cash payments		(4,000,000)	—	—	(4,000,000)
Stock payments	—	—	—	—	—

Total Accrued Earnout-Ending	$1,738,011	$195,508	$2,464,551	$496,407	$1,738,011

Maximum Potential Earnout-Beginning	$1,804,493	$3,535,450	$5,503,593	$6,000,000	$6,000,000
Current Earnout	(1,542,503)	(1,730,957)	(1,968,144)	(496,407)	(5,738,011)

Maximum Potential Earnout-Ending	$261,990	$1,804,493	$3,535,450	$5,503,593	$261,990

9. EQUITY TRANSACTIONS

Series A Convertible Preferred Stock—During the years ended December 31, 2008 and 2007, certain of the Company’s shareholders converted 81,225 and 27,750 shares of Series A Preferred stock, stated value $812,250 and $277,500, into 1,083,016 and 370,000 shares of the Company’s common stock.

Series C Convertible Preferred Stock—During the year ended December 31, 2007, certain of the Company’s shareholders converted 4,287 shares of Series C Preferred stock into 428,700 shares of the Company’s common stock.

Series E Convertible Preferred exchange—On July 23, 2007, in exchange for 250,000 shares of outstanding registered common stock, the Company issued 250,000 shares of Series E Convertible Preferred Stock and a warrant exercisable for 250,000 shares of common stock with an exercise price of $2.25 per share. Subject to certain conditions, each share of Series E Convertible Preferred Stock is convertible into 1 share of common stock. The securities were offered to a single institutional shareholder of the Company, and the transaction was exempt under Section 3(a)(9) of the Securities Act, as amended. Since we reacquired our own common stock in the exchange, we recorded this as a treasury stock transaction represented by the fair value of the instruments exchanged. The warrants issued as part of the exchange were valued using Black Shoals Merton valuation method using a market price of $1.20, an expected term of five years, volatility of 44.44%, a risk free rate of 4.71% and no dividends. The valuation included the dilutive effect of the Company’s common stock equivalents. There was no impact on the Company’s balance sheet or statement of operations related to this exchange in the year ended December 31, 2007.

Common Stock Dividends—During the year ended December 31, 2008 and 2007, the Company issued 267,537 and 361,084 shares of the Company’s common stock to Series A Preferred shareholders as payment for $225,109 and $438,385 of dividends.

Exercise of Warrants—During the year ended December 31, 2007, certain of the Company’s shareholders exercised 25,273 of Class A warrants into 25,273 shares of the Company’s common stock.

Stock Options—On July 1, 2007 pursuant to the Long Term Incentive Plan the Company awarded members of the board of directors 350,000 stock options with an exercise price of $1.14 and a term of 10 years. Additionally, on September 7, 2007 the Company awarded members of the board of directors 350,000 stock options with an exercise price of $1.09 and a term of 10 years. All of the options issued were fully vested on the grant date. The Company has recognized $119,903 of expense related to issuances in the Consolidated Statement of Operations for the year ended December 31, 2007.

Earnout Agreement—On November 19, 2007, the Company entered into an amendment to the Earnout Agreement dated January 18, 2006, with the original founders (the “Founders”), now the core operating management for the Company’s wholly owned subsidiary, Deer Valley Homebuilders, Inc. (the “Earnout Amendment”).

In exchange for the elimination of future performance based cash accruals that were expected to total an additional $2 million over the next 12 to 36 months, the Company issued to the Founders two million shares of Deer Valley’s common stock. Through December 31, 2007, the Company has paid $4,000,000 to the Founders, under its Earnout Agreement, including $2.75 million in December of 2007. At December 31, 2008, the Company Founders have vested rights amounting to $1,738,010 of the remaining $2,000,000 under the Amended Earnout Agreement subject to completing requirements of the Founders employment agreement. The common stock will be held in escrow until January 18, 2001 pending completion of the employment agreement requirements. The final number of shares released to recipients may be reduced in accordance with vesting requirements if the original earnout criteria are not met. For those shares that are ultimately released, if the open market price of the shares at the time of the release should be less than $1.00/share, the Company has agreed to either issue additional shares or pay a cash amount equal to the difference between $1.00 and the share price (i.e. “make whole”).

NOTE 10—INCOME TAXES

The Internal Revenue Code limits the future availability of net operating loss carryforwards that arose prior to certain cumulative changes in a corporation’s ownership. Due to the ownership change in January 2006 and prior years, the pre-change net operating loss carryforwards are limited by IRC Section 382 in their annual utilization. If the corporation fails to meet certain business continuity requirements, the carryforwards may be eliminated entirely. As of December 31, 2008, The Company does not believe any of the $19,000,000 pre change federal net operating loss carryforwards will be realized. The income tax provision (benefit) consists of the following:

Income Taxes:

The components of the provision for income taxes are as follows:

	2008	2007
Current taxes	896,863	951,978
Deferred taxes	225,978	143,655

Provision for income taxes	1,122,841	1,095,633

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

	2008		2007
	Amount	Impact on Rate	Amount	Impact on Rate
Income tax at federal rate	1,126,000	34.00%	1,204,048	34.00%
State tax, net of Federal effect	139,955	4.23%	140,590	3.97%
Permanent Differences:

Basis adjustment for energy credit	121,379	3.67%	60,498	1.71%
Meals & Entertainment	32,638	0.99%	36,143	1.02%
Officers Life Insurance	3,183	0.10%	3,294	0.09%
Exempt interest income	—	0.00%	(13,699)	-0.39%
Domestic Production Deduction	(68,424)	-2.07%	(52,923)	-1.49%

Total Permanent Differences	88,776	2.69%	33,313	0.94%

Total Tax Credits	(400,131)	-12.08%	(282,040)	-7.03%
True Up to Tax Return—Deferred Assets	168,241	5.08%	-278	-0.01%

Total Provision	1,122,841	33.92%	1,095,633	31.87%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income taxes are as follows:

	2008	2007
Current Deferred Tax Assets:
Warranty Reserve	848,617	808,761
Repurchase Reserve	101,299	70,245
Allowance for Doubtful Accounts	1,911	26,909

Total Current Deferred Tax Asset	951,827	905,915

Non-Current Deferred Tax Assets:
Share based compensation	45,834	45,527
Goodwill	—	—
Accelerated Depreciation	—	—
Rounding	—	—

Total Non-Current Deferred Tax Assets	45,834	45,527

Non-Current Deferred Tax Liability:
Accelerated Depreciation	(180,117)	(95,197)
Goodwill	(531,825)	(406,634)

Total Non-Current Deferred Tax Liability	(711,942)	(501,831)

Total Deferred Tax Assets (Net)	285,719	449,611

The estimated Tax Credit for the State of Alabama for December 31, 2008 and 2007 of 83,131 and 124,040, is estimated based on the annual capital credit available for qualifying projects within the state of Alabama and is determined by multiplying the total actual project costs by 5% and is limited to Alabama income tax liability attributable to income generated by or arising out of the qualifying project. Any remainder of unused capital credit available cannot be carried forward or back.

NOTE 11—COMMITMENTS AND CONTINGENCIES

Litigation

The Company in the normal course of business is subject to claims and litigation. Management of the Company is of the opinion that, based on information available, such legal matters will not ultimately have a material adverse effect on the financial position or results of operation of the Company.

Reserve for Repurchase Commitments

Deer Valley Homebuilders, Inc. (“DVH”) is contingently liable under the terms of repurchase agreements with financial institutions providing inventory financing for retailers of DVH’s products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The risk of loss under these agreements is spread over numerous retailers. The price DVH is obligated to pay generally declines over the period of the agreement (typically 18 to 24 months) and the risk of loss is further reduced by the sale value of repurchased homes. The maximum amount for which the Company is contingently liable under repurchase agreements is approximately $16,620,000 at December 31, 20008. As of December 31, 2008 the Company had reserved $265,000 for future repurchase losses, based on prior experience and an evaluation of dealers’ financial conditions. DVH to date has not experienced significant losses under these agreements, and management does not expect any future losses to have a material effect on the accompanying financial statements.

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

In exchange for the elimination of future performance based cash accruals that were expected to total an additional $2 million over the next 12 to 36 months, the Company issued to the Founders two million shares of Deer Valley’s common stock. Through December 31, 2007, the Company has paid $4,000,000 to the Founders, under its Earnout Agreement, including $2.75 million in December of 2007. At December 31, 2008, the Company Founders have vested rights amounting to $1,738,010 of the remaining $2,000,000 under the Amended Earnout Agreement subject to completing requirements of the Founders employment agreement. The common stock will be held in escrow until January 18, 2011 if pending completion of the employment agreement requirements. The final number of shares released to recipients may be reduced in accordance with vesting requirements if the original earnout criteria are not met. For those shares that are ultimately released, if the open market price of the shares at the time of the release should be less than $1.00/share, the Company has agreed to either issue additional shares or pay a cash amount equal to the difference between $1.00 and the share price (i.e. “make whole”).

The Company accounted for the right to be made “whole” as a put liability. The Company determines the fair value of the put liability with a commercially available software product that utilizes a proven Monte Carlo valuation methodology. The Monte Carlo model was utilized to incorporate more complex variables than closed-form models such as the Black-Scholes option valuation model. Based on this analysis, the value of the put liability at December 31, 2008 and 2007 was determined to be approximately $569,844 and $681,200. The methodology for determining the Put Liability was changed and the cumulative effect of the change in accounting method related reduced the Put Liability to $515,546. This adjustment reduced the Put Liability and increased additional paid in capital by $165,654. The Company recognized derivative expense of $54,298 and $ 0 in the years ended December 31, 2008 and 2007, respectively.

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

Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The following table summarizes the level 3 inputs used to measure the put liability at fair value:

	December 31, 2008	December 31, 2007
Settlement guaranteed value	$2,000,000.00	$2,000,000.00
Indexed shares	2,000,000.00	2,000,000.00
Expected volatility	57.18%-75.40%	43.75-49.54%
Effective strike price	$1.00	$1.00
Trading Market Price	$1.20	$1.00
Expected dividends	—	—
Expected term in years	1-3 years	1-3 years

As a result of the fair value adjustments the Company has recognized expense for the years ended December 31, 2008 and 2007 of $54,298 and $0, respectively.

Dividends Payable

A holder of Series A Preferred Stock is entitled to receive a dividend at a rate per annum equal to seven percent (7%), payable semi-annually, at the option of the company, (i) in cash, to the extent funds are legally available therefore, or (ii) in shares of registered Common Stock at a ten percent (10%) discount to the “Market Price” (as such term is defined in the designations for the Series A Preferred Stock). The Company was required to pay this dividend for a period of two years from the date of issuance, January 18, 2006, of the Series A. Dividends to these preferred shareholders amount to $23,308 and $423,040 in the years ended December 31, 2008 and 2007, respectively. This dividend requirement expired during the year ended December 31, 2008

NOTE 12—RELATED PARTY

In connection with the Capital Stock Purchase Agreement, DVA entered into the Earnout Agreement, pursuant to which, additional payments may be paid to the former owners of Deer Valley Homebuilders, Inc., as an earnout, based upon the net income before taxes of DVH during the five (5) years following January 18, 2006, up to a maximum of $6,000,000. During the term of the Earnout Agreement, 50% of the pre-tax profit exceeding $1,000,000 per year will be accrued and become distributable to the former owners of DVH, the Founders, who consist of Joel Stephen Logan, II, the President and General Manager of DVH, Charles L. Murphree, Jr., the Vice President and Regional Sales Director of DVH, and John Steven Lawler, Director of Finance of DVH. Messrs. Logan, Murphree, and Lawler are all directors of Deer Valley Corporation and of DVH. The business purpose of executing the Earnout Agreement was to set the purchase price of DVH by an objective standard, given that the owners of DVH, DVA, and the Company could not agree on an outright purchase price. On November 19, 2007, the Company entered into the Earnout Amendment to the Earnout Agreement with the Founders, now the core operating management for the Company’s wholly owned subsidiary, DVH, to generally eliminate the Company’s obligations under the Earnout Agreement in exchange for an issuance of two million shares of Deer Valley’s common stock to the Founders and release of funds accrued through December 31, 2007. A discussion of the terms of the Earnout Amendment can be found at Note 8-Long-Term Debt-“Earnout Agreement.

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

NOTE 13—SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the Company’s unaudited quarterly results of operations for the periods ended December 31, 2008 and 2007.

	For the three month periods ended December 31,
	2008	2007
	(unaudited)	(unaudited)
REVENUE	$10,020,195	$17,479,679

COST OF REVENUE	8,555,445	14,135,257

GROSS PROFIT	1,464,750	3,344,422

OPERATING EXPENSES:
Depreciation	11,880	—
Selling, general and administrative	1,306,078	1,678,839

TOTAL OPERATING EXPENSES	1,317,958	1,678,839

OPERATING INCOME	146,792	1,665,583

OTHER INCOME (EXPENSES)
Other income	1,600	—
Interest income	68,037	53,369
Interest expense	(37,153)	(49,221)

TOTAL OTHER INCOME/(EXPENSES)	32,484	4,148

INCOME BEFORE INCOME TAXES	179,276	1,669,731

INCOME TAX EXPENSE	(117,397)	(516,615)

NET INCOME	$61,879	$1,153,116

Dividends to preferred stockholders	—	(112,224)
Deemed dividend to preferred stockholders on beneficial conversion feature	—	—

Net Income Available to Common Shareholders	$61,879	$1,040,892

Net Income/(Loss) Per Share (Basic)	$0.01	$0.11
Net Income/(Loss) Per Share (Fully Diluted)	$0.00	$0.05

Weighted Average Common Shares Outstanding	11,988,966	9,363,511
Weighted Average Common and Common Equivalent Shares Outstanding	23,739,101	22,285,940

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Management’s Report on Internal Control Over Financial Reporting

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

Changes in Internal Control Over Financial Reporting

On January 27, 2009, the Board of Directors of Deer Valley Corporation appointed John Steven Lawler to serve as its Chief Financial Officer and Executive Vice President. Prior to such appointment, Mr. Lawler was a member of the Board of Directors and Assistant Secretary of Deer Valley Corporation, and a member of the Board of Directors, Secretary, and Director of Finance of Deer Valley Homebuilders, a wholly-owned subsidiary of Deer Valley Corporation. Mr. Lawler will continue to serve in each of these positions.

Except for the appointment of Mr. Lawler on January 27, 2009, no change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2008, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

As of March 13, 2009, the directors and executive officers of the Company, their ages, positions, the dates of initial election or appointment as directors or executive officers, and the expiration of their terms are as set forth in the following table.

Name of Director / Executive Officer	Age	Position(s)	Period Served
Charles G. Masters	69	President and Chief Executive Officer of the Deer Valley	January 18, 2006 to Present

		Class II Director of Deer Valley Corporation	January 18, 2006 to Present (term expires at next meeting of shareholders)

Joel Stephen Logan, II	40	President and General Manager of DVH	September 22, 2006 to Present

		Class II Director of Deer Valley Corporation	September 22, 2006 to Present (term expires at next meeting of shareholders)

		Member of the Board of Directors of DVH	September 22, 2006 to Present (term expires at next meeting of shareholders)

Charles L. Murphree, Jr.	47	Vice President and Regional Sales Director of DVH	September 22, 2006 to Present

		Class I Director of Deer Valley Corporation	September 22, 2006 to Present (term expires at next meeting of shareholders)

		Member of the Board of Directors of DVH	September 22, 2006 to Present (term expires at next meeting of shareholders)

John Steven Lawler	40	Chief Financial Officer, Secretary and Treasurer of DVH	September 22, 2006 to Present

		Class III Director of Deer Valley Corporation	September 22, 2006 to Present (term expires at next meeting of shareholders)

		Member of the Board of Directors of DVH	September 22, 2006 to Present (term expires at next meeting of shareholders)

		Chief Financial Officer and Executive Vice President of Deer Valley Corporation	January 27, 2009 to Present

Hans Beyer	43	Class II Director of Deer Valley Corporation	July 27, 2006 to Present (term expires at next meeting of shareholders)

John Giordano	51	Class III Director of Deer Valley Corporation	July 27, 2006 to Present (term expires at next meeting of shareholders)

Dale Phillips	61	Class I Director of Deer Valley Corporation	July 27, 2006 to Present (term expires in 2009)

Duties, Responsibilities And Experience

Charles G. Masters, Chief Executive Officer, President and Director of Deer Valley Corporation. Mr. Masters was the founder of DVA. In March 1998, Mr. Masters founded and has since served as CEO and CFO of Bumgarner Enterprises, Inc., an oil and gas development and a business consulting firm. Since 2001, Mr. Masters has also served as Director, CEO and CFO of Ranger Industries, Inc., formerly a public company, which is the sole shareholder of Bumgarner Enterprises. Mr. Masters has founded and served as the CEO and CFO of several private companies involved in the development of military electronic communications and test equipment, pioneering the introduction of microprocessors into point of sale equipment, medical equipment, artificial intelligence devices, and the development of laser scanners. Mr. Masters received a B.S.E.E. (1961) from Duke University, a M.S.E.E. (1964) from the University of Pittsburgh and a M.S.M.S. (1966) from Johns Hopkins University.

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

John Steven Lawler, Chief Financial Officer, Executive Vice President and Director of Deer Valley Corporation and Chief Financial Officer and Director of DVH. As part of the DVH’s founding group, since April 2004 Mr. Lawler, a certified public accountant, has served as Chief Financial Officer for DVH. From 2001 until 2004, he served as ERP and IT Project Manager for Cavalier Homes, Inc. From 1999 until 2001, Mr. Lawler worked as the ERP Team Leader for Financial Accounting for Cavalier Homes, Inc. Mr. Lawler holds a Bachelor of Science in Business Administration from the University of Alabama.

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

Significant Employees

Other than the executive officers of Deer Valley named above, no other employees are required to be disclosed under this item. Because of their importance to the success of the Company, Deer Valley maintains “key man” life insurance policies, with Deer Valley as beneficiary, on Joel Stephen Logan II, John Steven Lawler, and Charles Murphree.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors, officers and holders of more than 10% of the Company’s equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership. Based solely on a review of the forms, reports, and certificates filed with the Company by such persons, all Section 16(a) filing requirements were complied with by such persons during the last fiscal year or prior fiscal years, except as otherwise set forth below:

Section 16(a) Beneficial Ownership Reporting Compliance

Name of Filer	Title	# of Late Reports	# of Transactions not timely reported	# of Failure to File
Hans Beyer	Director	1	2	0
Vicis Capital Master Fund	10% Beneficial Owner	5	147	0

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

Audit Committee

We do not currently have a standing audit committee. The Company’s Chief Executive Officer is actively researching candidates for membership on the Board of Directors who would be “independent” and who, accordingly, could serve on an audit committee. The entire Board of Directors is currently performing the equivalent functions of an audit committee, none of whom have been determined to be an “audit committee financial expert.”

Audit Committee Financial Expert

We do not currently have an “audit committee financial expert” as defined under Item 407(e) of Regulation S-K. As discussed above, our Board of Directors plans to form an Audit Committee. In addition, the Board is actively seeking to appoint an individual to the Board of Directors and the Audit Committee who would be deemed an audit committee financial expert.

ITEM 11.	EXECUTIVE COMPENSATION

Summary of Executive Compensation

The following table sets forth information regarding the compensation earned by our Chief Executive Officer and each of our most highly compensated executive officers whose total compensation exceeded $100,000 for the fiscal year ended December 31, 2008 with respect to services rendered by such persons.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Option Awards		Non-Equity Incentive Plan Compensation		All Other Compensation		Total

Charles G. Masters (1)	2008	$150,000	—	$—		—		—		$150,000
	2007	$150,000	—	$17,129	(13)	—				$167,129

Joel Stephen Logan, II(2)	2008	$53,000	$450	$—		$335,814	(5)	$5,459	(11)	$394,723
	2007	$52,000	$450	$17,129	(13)	$363,433	(6)	$10,205	(11)	$443,217

Charles L. Murphree, Jr.(3)	2008	$53,000	$450	$—		$169,761	(7)	$5,459	(11)	$228,670
	2007	$52,000	$450	$17,129	(13)	$183,599	(8)	$10,205	(11)	$263,383

John Steven Lawler (4)	2008	$53,000	$450	$—		$162,889	(9)	$1,000	(12)	$217,339
	2007	$52,000	$450	$17,129	(13)	$176,123	(10)	$6,000	(12)	$251,702

(1)	On January 18, 2006, Mr. Masters was elected to serve as a Director, Chief Executive Officer, and President of the Company. Mr. Masters’ salary was $150,000 per year in 2008 and 2007.

(2)	Mr. Logan is a Director of the Company and President and General Manager of Deer Valley Homebuilders, Inc., a material operating subsidiary of the Company acquired on January 18, 2006. Mr. Logan’s executive compensation above includes historical compensation paid by Deer Valley Homebuilders, Inc. prior to its acquisition by the Company. Mr. Logan’s bonus of $450 is an anniversary bonus paid to each employee of Deer Valley Homebuilders, Inc. upon the anniversary of his or her employment.
(3)	Mr. Murphree is Director of the Company and Vice President and Regional Sales Director of Deer Valley Homebuilders, Inc, a material operating subsidiary of the Company acquired on January 18, 2006. Mr. Murphree’s executive compensation above includes historical compensation paid by Deer Valley Homebuilders, Inc. prior to its acquisition by the Company. Mr. Murphree’s bonus of $450 is an anniversary bonus paid to each employee of Deer Valley Homebuilders, Inc. upon the anniversary of his or her employment.
(4)	Mr. Lawler is Director, Chief Financial Officer and Executive Vice President of the Company and Chief Financial Officer of Deer Valley Homebuilders, Inc, a material operating subsidiary of the Company acquired on January 18, 2006. Mr. Lawler’s executive compensation above includes historical compensation paid by Deer Valley Homebuilders, Inc. prior to its acquisition by the Company. Mr. Lawler’s bonus of $450 is an anniversary bonus paid to each employee of Deer Valley Homebuilders, Inc. upon the anniversary of his or her employment.
(5)	Non-equity incentive plan compensation consisted of “hitch” bonuses and profit-sharing arrangements described in “Employment Agreements with Named Executive Officers” below. Amount reflects accruals in fiscal year 2008, including a “hitch” bonus of $4,740 and profit-sharing of $39,801 accrued but unpaid in 2008. In 2008, Mr. Logan was paid $118,500 as a “hitch bonus,” which includes $8,460 accrued but unpaid in 2007, and $297,407 in profit-sharing, which includes $116,174 accrued but unpaid in 2007.
(6)	Non-equity incentive plan compensation consisted of “hitch” bonuses and profit-sharing arrangements described in “Employment Agreements with Named Executive Officers” below. Amount reflects accruals in fiscal year 2007, including a “hitch” bonus of $8,460 and profit-sharing of $116,174 accrued but unpaid in 2007. In 2007 Mr. Logan was paid $122,400 as a “hitch bonus,” which includes $7,740 accrued but unpaid in 2006, and $215,517 in profit-sharing, which includes $91,378 accrued but unpaid in 2006.
(7)	Non-equity incentive plan compensation consisted of “hitch” bonuses and profit-sharing arrangements described in “Employment Agreements with Named Executive Officers” below. Amount reflects accruals in fiscal year 2008, including a “hitch” bonus of $2,833 and profit-sharing of $19,117 accrued but unpaid in 2008. In 2008, Mr. Murphree was paid $66,195 as a “hitch bonus,” which includes $5,433 accrued but unpaid in 2007, and $142,850 in profit-sharing, which includes $55,801 accrued but unpaid in 2007.
(8)	Non-equity incentive plan compensation consisted of “hitch” bonuses and profit-sharing arrangements described in “Employment Agreements with Named Executive Officers” below. Amount reflects accruals in fiscal year 2007, including a “hitch” bonus of $5,433 and profit-sharing of $55,801 accrued but unpaid in 2007. In 2007, Mr. Murphree was paid $68,294 as a “hitch bonus,” which includes $5,556 accrued but unpaid in 2006, and $103,519 in profit-sharing, which includes $43,892 accrued but unpaid in 2006.
(9)	Non-equity incentive plan compensation consisted of “hitch” bonuses and profit-sharing arrangements described in “Employment Agreements with Named Executive Officers” below. Amount reflects accruals in fiscal year 2008, including a “hitch” bonus of $2,765 and profit-sharing of $17,275 accrued but unpaid in 2008. In 2008, Mr. Lawler was paid $69,125 as a “hitch bonus,” which includes $4,935 accrued but unpaid in 2007, and $129,082 in profit-sharing, which includes $50,423 accrued but unpaid in 2007.
(10)	Non-equity incentive plan compensation consisted of “hitch” bonuses and profit-sharing arrangements described in “Employment Agreements with Named Executive Officers” below. Amount reflects accruals in fiscal year 2007, including a “hitch” bonus of $4,935 and profit-sharing of $50,423 accrued but unpaid in 2007. In 2007, Mr. Lawler was paid $71,400 as a “hitch bonus,” which includes $4,515 accrued but unpaid in 2006, and $93,541 in profit-sharing, which includes $39,661 accrued but unpaid in 2006.

(11)	Amount relates to health insurance premiums and director fees in the respective fiscal year.
(12)	Amount relates to director fees in the respective fiscal year.
(13)	For information concerning the valuation of the option awards, reference is made to the section “Determining fair Value” under Section 2 of the Notes to Consolidated Financial Statements for the years ended December 31, 2008 and 2007.

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

Outstanding Equity Awards

The following table sets forth information concerning unexercised options, stock that has not vested and equity incentive plan awards for our Chief Executive Officer and each of our most highly compensated executive officers whose total compensation exceeded $100,000 for the fiscal year ended December 31, 2008 with respect to services rendered by such persons.

OUSTANDING EQUITY AWARDS AT FISCAL YEAR-END

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

Compensation of Directors

The Company did not compensate any of the directors who are not included in the Summary Compensation Table or the Outstanding Equity Awards at Fiscal Year-End table above for the fiscal year ended December 31, 2008 with respect to services rendered.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

See “Securities Authorized For Issuance Under Equity Compensation Plans” and Equity Compensation Plan Information table under Item 5 concerning the authorization and issuance of securities of the Company under an equity compensation plan.

Security Ownership of Certain Beneficial Owners and Management

The table below sets forth information with respect to the beneficial ownership of our capital stock as of March 11, 2009 for (i) any person whom we know to be the beneficial owner of more than 5% of our outstanding common stock (ii) each of our directors or those nominated to be directors, and executive officers and (iii) all of our directors and executive officers as a group.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT(1)

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(2)
Common Stock; Common Stock issuable upon conversion of derivative securities	Charles G. Masters, Member of the Board of Directors of Deer Valley Corporation, Chief Executive Officer and President of the Deer Valley Corporation (3)	311,194(6)	2.46%

Common Stock; Common Stock issuable upon conversion of derivative securities	Joel Stephen Logan, II, Member of the Board of Directors of Deer Valley Corporation and of DVH, President and General Manager of DVH(4)	1,266,967 Direct Ownership(7)	10.04%

Common Stock; Common Stock issuable upon conversion of derivative securities	Charles L. Murphree, Jr., Member of the Board of Directors of Deer Valley Corporation and of DVH, Vice President and Regional Sales Director of DVH(4)	835,427 Direct Ownership(8)	6.62%

Common Stock; Common Stock issuable upon conversion of derivative securities	John Steven Lawler, Member of the Board of Directors of Deer Valley Corporation and of DVH, Chief Financial Officer and Executive Vice President of Deer Valley Corporation and Chief Financial Officer of DVH(4)	574,098 Direct Ownership(9)	4.55%

Common Stock; Common Stock issuable upon conversion of derivative securities	Vicis Capital Master Fund(5)	6,840,082 Direct Ownership(10)	54.22%

Common Stock; Common Stock issuable upon conversion of derivative securities	Hans Beyer, Member of the Board of Directors of Deer Valley Corporation(3)	449,577(11)	3.56%

Common Stock issuable upon conversion of derivative securities	John Giordano Member of the Board of Directors of Deer Valley Corporation(3)	100,000 Direct Ownership(12)	*

Common Stock issuable upon conversion of derivative securities	Dale Phillips Member of the Board of Directors of Deer Valley Corporation(3)	144,188(13)	1.14%

Common Stock and derivative securities convertible into Common Stock	All executive officers and directors as a group (7 persons)	3,681,451	29.18%

*	Less than 1%.
(1)	All of the Company’s Series B and D Convertible Preferred Stock automatically converted to common stock on July 24, 2006 and so does not appear here. Holders of more than 5% of our outstanding Series A Convertible Preferred Stock, Series C Convertible Preferred Stock, and Series E Convertible Preferred Stock are not included above because (1) such holders vote on an as-converted basis with common shareholders on all matters save those involving a material alteration to the rights of holders of Series A, C, or E Convertible Preferred Stock and (2) holders of Series A, C, and E Convertible Preferred Stock are contractually restricted from converting such stock or exercising warrants such that they would own or vote more than 4.99% of the Company’s common stock. Therefore, it is the Company’s view that ownership of more than 5% of such preferred stock is immaterial for purposes of determining voting control of the Company.

(2)	Applicable percentage of ownership is based on 12,616,183 shares of common stock being issued and outstanding as of March 11, 2009. Calculations do not include outstanding convertible preferred stock, warrants, options, or other rights issued by the Company, unless the reporting person is the beneficial owner of the convertible preferred stock, warrant, option, or other right. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting of investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of January 20, 2009 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such persons, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise noted, we believe that all shares are beneficially owned and that all persons named in the table have sole voting and investment power with respect to all shares of common stock owned by them.
(3)	Unless otherwise indicated, the mailing address of the shareholder is 3111 W. Dr. MLK Blvd., Ste 100, Tampa, FL 33607.
(4)	Unless otherwise indicated, the mailing address of the shareholder is 205 Carriage St., Guin, Alabama 35563.
(5)	Unless otherwise indicated, the mailing address of the shareholder is 126 East 56th Street, New York, New York 10022.
(6)	Consists of (a) 14,498 common shares directly owned by Charles G. Masters, (b) 35,242 common shares owned by Charles Masters’ spouse, (c) 33,334 common shares issuable upon exercise of the Company’s Series A Common Stock Purchase Warrant owned by Charles Masters’ spouse, (d) 2,024 common shares issuable upon exercise of another of the Company’s Series A Common Stock Purchase Warrants owned by Charles Masters’ spouse, (e) 16,667 common shares issuable upon exercise of the Company’s Series B Common Stock Purchase Warrant owned by Charles Masters’ spouse, (f) 109,419 common shares issuable upon exercise of the Company's Series BD Common Stock Purchase Warrants directly owned by Charles G. Masters, and (g) director common stock purchase options exercisable for 100,000 shares directly owned by Charles G. Masters. Charles G. Masters disclaims beneficial ownership of securities owned by his spouse, except to the extent of his pecuniary interest therein, and the inclusion of these shares in this filing shall not be deemed an admission of beneficial ownership of all of the reported shares for purposes of Section 16 or for any other purpose. In 2001, Mr. Charles G. Masters was appointed as a co-trustee of a Florida revocable trust (the “Trust”). In 2006, while acting in his capacity as co-trustee, Mr. Masters used a portion of the Trust's assets in the acquisition of 300,000 shares of Deer Valley Corporation common stock. On March 10, 2009, Mr. Masters sold 1,800,000 shares of Deer Valley common stock to Vicis Capital Master Fund (“Vicis”) , including those shares purchased with Trust assets. From the proceeds of the sale to Vicis, the Trust received the full original purchase price for the 300,000 shares, plus a return.
(7)	Consists of (a) 216,528 common shares, (b) 638,298 common shares being held in escrow pursuant to the Earnout Amendment; (c) 200,000 common shares issuable upon exercise of the Company’s Series A Common Stock Purchase Warrant, (d) 12,141 common shares issuable upon exercise of another of the Company’s Series A Common Stock Purchase Warrants, (e) 100,000 common shares issuable upon exercise of the Company’s Series B Common Stock Purchase Warrant, and (f) director common stock purchase options exercisable for 100,000 shares.
(8)	Consists of (a) 144,353 common shares, (b) 382,979 common shares being held in escrow pursuant to the Earnout Amendment, (c) 133,334 common shares issuable upon exercise of the Company’s Series A Common Stock Purchase Warrant, (d) 8,094 common shares issuable upon exercise of another of the Company’s Series A Common Stock Purchase Warrants, (e) 66,667 common shares issuable upon exercise of the Company’s Series B Common Stock Purchase Warrant, and (f) director common stock purchase options exercisable for 100,000 shares.
(9)	Consists of (a) 72,178 common shares, (b) 297,872 common shares being held in escrow pursuant to the Earnout Amendment, (c) 66,667 common shares issuable upon exercise of the Company’s Series A

Common Stock Purchase Warrant, (d) 4,047 common shares issuable upon exercise of another of the Company’s Series A Common Stock Purchase Warrants, (e) 33,334 common shares issuable upon exercise of the Company’s Series B Common Stock Purchase Warrant, and (f) director common stock purchase options exercisable for 100,000 shares.

(10)	Consists of (a) 6,840,082 common shares, (b) 600,000 common shares issuable upon exercise of 492,500 shares of the Company’s Series A Preferred stock, (c) 364,178 common shares issuable upon exercise of the Company’s Series A Common Stock Purchase Warrant, (d) 3,283,334 common shares issuable upon exercise of the Company’s Series B Common Stock Purchase Warrant, (e) 6,556,668 common shares issuable upon exercise of another Series B Common Stock Purchase Warrant, (f) 2,246,300 common shares issuable upon conversion of 22,463 shares of the Company’s Series C Preferred Stock, (g) 2,000,000 shares of common stock which are issuable upon exercise of a Series C Common Stock Purchase Warrant, (h) 1,000,000 shares issuable upon exercise of 1,000,000 shares of the Company’s Series E Preferred Stock, (j) 2,000,000 shares of common stock which are issuable upon exercise of a Series D Common Stock Purchase Warrant, (k) 250,000 shares of common stock which are issuable upon exercise of another Series F Common Stock Purchase Warrant, (l) 750,000 shares of common stock which are issuable upon exercise of another Series F Common Stock Purchase Warrant, and (m) 632,524 shares of common stock which are issuable upon exercise of Series BD Common Stock Purchase Warrants. The conversion rights of Series A Preferred Stock, Series C Preferred Stock, and Series E Preferred Stock issued are limited in the certificate of designations, preferences and rights of such stock, and the exercise rights in the warrants issued to Vicis Capital Master Fund are limited, so, in each instance, the holder is not entitled to convert any Series A Preferred Stock, Series C Preferred Stock, or Series E Preferred Stock, or exercise any warrants, to the extent that, after such conversion, the sum of the number of shares of common stock beneficially owned by such holder and its affiliates, will result in beneficial ownership of more than 4.99% of the outstanding shares of common stock. As a result, the inclusion of Series A Preferred Stock, Series C Preferred Stock, and Series E Preferred Stock or the warrants in this Filing shall not be deemed an admission of beneficial ownership of all of registered securities under Section 16 or for any other purpose. In addition, as a result of such conversion caps, Vicis Capital Master Fund’s ownership on the table has been reported as 4.99%.
(11)	Consists of (a) 1104 common shares directly owned by Mr. Beyer, (b) 13,333 common shares issuable upon exercise of the Company’s Series A Preferred stock directly owned by Mr. Beyer, (c) 13,333 common shares issuable upon exercise of the Company’s Series A Common Stock Purchase Warrant directly owned by Mr. Beyer, (d) 810 common shares issuable upon exercise of another of the Company’s Series A Common Stock Purchase Warrant directly owned by Mr. Beyer, (e) 6,667 common shares issuable upon exercise of the Company’s Series B Common Stock Purchase Warrant directly owned by Mr. Beyer, (f) 232,642 shares of common stock owned indirectly through Daedalus Consulting, Inc., (g) 37,500 common shares indirectly owned by nature of Mr. Beyer’s indirect ownership of Apogee Financial Investments, Inc., (h) 44,188 common shares issuable upon exercise of the Company’s BD Common Stock Purchase Warrants indirectly owned by nature of Mr. Beyer’s indirect ownership of Apogee Financial Investments, Inc., and (i) director common stock purchase options exercisable for 100,000 shares. Mr. Beyer disclaims beneficial ownership of securities owned by Daedalus Consulting, Inc. and Apogee Financial Investments, Inc., except to the extent of his pecuniary interest therein, and the inclusion of these shares in this Filing shall not be deemed an admission of beneficial ownership of all of the reported shares or for any other purpose.
(12)	Consists of director common stock purchase options exercisable for 100,000 shares.
(13)	Consists of (a) director common stock purchase options directly owned by Mr. Phillips exercisable for 100,000 shares, and (b) 44,188 common shares issuable upon exercise of the Company’s BD Common Stock Purchase Warrants indirectly owned by nature of Mr. Phillips’ indirect ownership of Apogee Financial Investments, Inc. Mr. Phillips disclaims beneficial ownership of securities owned by Apogee Financial Investments, Inc., except to the extent of his pecuniary interest therein, and the inclusion of these shares in this Filing shall not be deemed an admission of beneficial ownership of all of the reported shares or for any other purpose.

Change in Control and Acquisition

There are no existing agreements which may provide for a change in control of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

In connection with that certain Capital Stock Purchase Agreement, DVA entered into the Earnout Agreement, pursuant to which, additional payments may be paid to the former owners of Deer Valley Homebuilders, Inc., as an earnout, based upon the net income before taxes of DVH during the five (5) years following January 18, 2006, up to a maximum of $6,000,000. During the term of the Earnout Agreement, 50% of the pre-tax profit exceeding $1,000,000 per year will be accrued and become distributable to the former owners of DVH, the Founders, who consist of Joel Stephen Logan, II, the President and General Manager of DVH, Charles L. Murphree, Jr., the Vice President and Regional Sales Director of DVH, and John Steven Lawler, Director of Finance of DVH. Messrs. Logan, Murphree, and Lawler are all directors of Deer Valley Corporation and of DVH. The business purpose of executing the Earnout Agreement was to set the purchase price of DVH by an objective standard, given that the owners of DVH, DVA, and the Company could not agree on an outright purchase price. On November 19, 2007, the Company entered into the Earnout Amendment to the Earnout Agreement with the Founders, now the core operating management for the Company’s wholly owned subsidiary, DVH, to generally eliminate the Company’s obligations under the Earnout Agreement in exchange for an issuance of two million shares of Deer Valley’s common stock to the Founders and release of funds accrued through December 31, 2007. A discussion of the terms of the Earnout Amendment can be found at “Earnout Agreement” under Note 8 of the Notes to Consolidated Financial Statements for the years ended December 31, 2008 and 2007.

John N. Giordano, a director of the Company, is also a shareholder of Bush Ross, P.A., the Company’s outside general legal counsel. The Company paid less than $120,000 for legal services during the fiscal year ending December 31, 2008.

Corporate Governance—Director Independence

The Company’s stock is quoted on the Over The Counter Bulletin Board, which does not have director independence requirements. Under Item 407(a) of Regulation S-K, the Company has chosen to measure the independence of its directors under the definition of independence used by the American Stock Exchange, which can be found in the AMEX Company Guide, §121(A)(2) (2007). Under such definition, none of the directors of the Company are independent, because the Company’s board of directors cannot affirmatively determine that any of its directors does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Pre-Approval Policies and Procedures

Prior to engaging our accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

Audit Fees

The aggregate fees billed by KBL for professional services rendered for the audit of the Company’s financial statements for the fiscal year ended December 31, 2008 and for the review of the financial statements included in the

Company’s Form 10-QSB for the periods ended April 1, July 1, and September 30, 2008, were approximately $42,500. The aggregate fees billed by KBL for professional services rendered for the audit of the Company’s financial statements for the fiscal year ended December 31, 2008 were $135,000.

On July 16, 2007, the Company notified Herman, Lagor, Hopkins & Meeks, PA (“HLHM”) of its dismissal, effective as of July 16, 2007, as the Company’s independent registered public accounting firm. The aggregate fees billed by HLHM for professional services rendered prior to its dismissal for the review of the financial statements included in the Company’s Form 10-QSB for the period ended March 31, 2007 were approximately $12,500.

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

Audit-Related Fees

Audit-related fees consist of services for consultations to assist in response to comments from the Securities and Exchange Commission.

The aggregate fees billed by KBL for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed under “Audit Fees” above for the fiscal year ended December 31, 2008 were approximately $32,500. There were no fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed under “Audit Fees” above for the fiscal year ended December 31, 2007.

Tax Fees

During the fiscal year ended December 31, 2008, the aggregate fees billed by KBL for tax compliance and tax advice were approximately $31,000. During the fiscal year ended December 31, 2007, KBL did not render any tax compliance or tax advice services that were billed to the Company. During the fiscal year ended December 31, 2007, the aggregate fees billed by HLHM for tax compliance and tax advice were approximately $31,000. During the fiscal year ended December 31, 2008, HLHM did not render any tax compliance or tax advice services that were billed to the Company.

All Other Fees

There were no other fees billed by our principal accountants other than those disclosed above for the last two fiscal years.

ITEM 15.	EXHIBITS

Exhibit No.	Description
3.01	Articles of Incorporation of Deer Valley Corporation (1)

3.02	Bylaws of Deer Valley Corporation (1)

4.01	Certificate of Designation, Rights, and Preferences of Series A Convertible Preferred Stock (1)

4.02	Certificate of Designation, Rights, and Preferences of Series B Convertible Preferred Stock (1)

4.03	Certificate of Designation, Rights, and Preferences of Series C Convertible Preferred Stock (1)

4.04	Certificate of Designation, Rights, and Preferences of Series D Convertible Preferred Stock (1)

4.05	Certificate of Designation, Rights, and Preferences of Series E Convertible Preferred Stock (2)

10.01	Securities Purchase and Share Exchange Agreement dated January 18, 2006, by and among the Company, Richard A. Fisher, Kevin J. High, certain purchasers of the Company’s Series A Convertible Preferred Stock, DeerValley Acquisitions Corp., and certain other persons a party thereto (3)

10.02	Investor Rights Agreement, by and among the Company, each of the purchasers of the Company’s Series A Convertible Preferred Stock, and certain other persons a party thereto (3)

10.03	Earnout Agreement (3)

10.04	Form of Series A Common Stock Purchase Warrant (3)

10.05	Form of Series B Common Stock Purchase Warrant (3)

10.06	Form of Series C Common Stock Purchase Warrant (4)

10.07	Form of Series D Common Stock Purchase Warrant (4)

10.08	Form of Series E Common Stock Purchase Warrant (4)

10.09	Form of Series F Common Stock Purchase Warrant (2)

10.10	Form of Series BD-1 Common Stock Purchase Warrant (4)

10.11	Form of Series BD-2 Common Stock Purchase Warrant (4)

10.12	Form of Series BD-3 Common Stock Purchase Warrant (4)

10.13	Form of Series BD-4 Common Stock Purchase Warrant (4)

10.14	Form of Series BD-5 Common Stock Purchase Warrant (4)

10.15	Interest Bearing Non-Convertible Installment Promissory Note (3)

10.16	Placement Agent Agreement between Cytation Corporation and Midtown Partners, LLC (3)

10.17	Debt Exchange Agreement between Vicis Capital Master Fund and Cytation Corporation (4)

10.18	Revolving Credit and Security Agreement (5)

10.19	Revolving Credit Note (5)

10.20	Continuing Guaranty of Cytation Corporation (5)

10.21	Continuing Guaranty of Deer Valley Acquisitions Corp (5)

10.22	Agreement and Plan of Merger between Cytation Corp., a Delaware corporation, and Deer Valley Corporation, a Florida corporation (1)

10.23	Sales Contract for Sulligent Property (6)

10.24	Form of Loan Agreement (7)

10.25	Form of Commercial Promissory Note (7)

10.26	Form of Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing (7)

10.27	Form of Guaranty of Loan, Cytation Corp. (7)

10.28	Form of Guaranty of Loan, DeerValley Acquisitions Corp. (7)

10.29	Form of Share Exchange Agreement. (2)

10.30	Form of Guaranty of Deer Valley Corporation (8)

10.31	Form of Guaranty of Deer Valley Corporation (8)

10.32	Amendment to Loan Agreement (9)

10.33	Form of Renewal Revolving Credit Note (9)

10.34	Revolving Credit Loan and Security Agreement (9)

10.35	Form of Revolving Credit Note (9)

10.36	Continuing Guaranty of Deer Valley Homebuilders, Inc. (9)

10.37	Continuing Guaranty of Deer Valley Corporation (9)

10.38	Form of Series F Warrant (10)

10.39	Revolving Bridge Loan and Security Agreement (10)

10.40	Revolving Bridge Note (10)

10.41	Continuing Guaranty of Deer Valley Corporation (10)

10.42	Deer Valley Corporation 2007 Long Term Incentive Plan effective July 1, 2007 (11)

10.43	Form of Stock Option Agreement (11)

10.44	Employment Agreement with Charles G. Masters (11)

10.45	Amendment to Earnout Agreement (12)

10.46	Escrow Agreement (12)

10.47	Second Amendment to Loan Agreement (13)

10.48	Renewal and Consolidation Revolving Credit Note (13)

10.49	Continuing Guaranty of Deer Valley Corporation (13)

21.01	List of Subsidiaries of the Company. (2)

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 13, 2009. (14)

31.02	Certification of Acting Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 13, 2009. (14)

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 13, 2009. (14)

32.02	Certification of Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 13, 2009. (14)

(1)	Previously filed as an exhibit to the Form 8-K, filed with the SEC on July 28, 2006 and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Form 10-QSB, filed with the SEC on November 20, 2006 and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Form 8-K filed with the SEC on January 25, 2006 and incorporated herein by reference.
(4)	Previously filed as an exhibit to the Registration Statement on Form SB-2 filed with the SEC on April 19, 2006 and incorporated herein by reference.
(5)	Previously filed as an exhibit to the Form 8-K filed with the SEC on April 18, 2006 and incorporated herein by reference.
(6)	Previously filed as an exhibit to the Form 8-K filed with the SEC on April 24, 2006 and incorporated herein by reference.
(7)	Previously filed as an exhibit to the Form 8-K filed with the SEC on June 1, 2006 and incorporated herein by reference.
(8)	Previously filed as an exhibit to the Form 10-KSB, filed with the SEC on April 11, 2007 and incorporated herein by reference.
(9)	Previously filed as an exhibit to the Form 8-K filed with the SEC on April 16, 2007 and incorporated herein by reference.
(10)	Previously filed as an exhibit to the Form 10-QSB, filed with the SEC on August 14, 2007 and incorporated herein by reference.
(11)	Previously filed as an exhibit to the Form 10-QSB, filed with the SEC on November 6, 2007 and incorporated herein by reference.

(12)	Previously filed as an exhibit to the Form 8-K filed with the SEC on November 21, 2007 and incorporated herein by reference.
(13)	Previously filed as an exhibit to the Form 8-K filed with the SEC on May 13, 2008 and incorporated herein by reference.
(14)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEER VALLEY CORPORATION

By:	/s/ Charles G. Masters
Charles G. Masters
President and Chief Executive Officer

Date:	March 13, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company and in the capacities indicated on March 13, 2009.

Signature	Title

/s/ Charles G. Masters	President, Chief Executive Officer
Charles G. Masters	(Principal Executive Officer) and Director

/s/ Joel S. Logan II
Joel S. Logan, II	Director

/s/ Charles Murphree
Charles Murphree	Director

/s/ John S. Lawler
John S. Lawler	Chief Financial Officer and Director

/s/ John N. Giordano
John N. Giordano	Director