Form 10-Q
period 2009-03-31
DEER VALLEY CORP
filed 2009-05-14
CIK 95047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated Filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The Registrant had 12,682,850 shares of Common Stock, par value $0.001 per share, outstanding as of May 8, 2009.

Unless otherwise indicated or the context otherwise requires, all references below in this filing to “we,” “us,” the “Company,” and "Deer Valley" are to Deer Valley Corporation, a Florida corporation, together with its wholly-owned subsidiary, Deer Valley Homebuilders, Inc., an Alabama corporation.

PART 1 FINANCIAL INFORMATION

Item 1.	Financial Statements

Deer Valley Corporation & Subsidiary

Condensed Consolidated Financial Statements

Deer Valley Corporation & Subsidiary

Consolidated Balance Sheets

	March 31, 2009	December 31, 2008
	(unaudited)
ASSETS
Current Assets:
Cash	$7,721,136	$8,960,479
Accounts receivable	1,355,777	1,451,536
Inventory	1,593,790	1,439,908
Deferred tax asset	896,242	951,827
Prepaid expenses and other current assets	374,791	99,500

Total Current Assets	11,941,736	12,903,250

Fixed Assets:
Property, plant and equipment, net	2,978,633	3,051,214

Other Assets:
Goodwill	7,256,917	7,256,917
Other assets	75,511	76,673

Total Other Assets:	7,332,428	7,333,590

Total Assets	$22,252,797	$23,288,054

LIABILITIES AND STOCKHOLDERS’EQUITY

Current Liabilities:
Current maturities on long term debt	$66,915	$81,009
Notes payable	—	—
Accounts payable	513,132	610,443
Accrued expenses	1,978,153	2,340,867
Accrued warranties	1,910,000	2,220,000
Income tax payable	—	90,279
Derivative liability	730,528	—
Accrued preferred dividends	—	—

Total Current Liabilities	5,198,728	5,342,598

Long Term Liabilities:
Long-term debt, net of current maturities	1,719,424	1,719,424
Deferred tax liability	767,737	711,942
Put liability	549,844	569,844

Total Long Term Liabilities	3,037,005	3,001,210

Total Liabilities	8,235,733	8,343,808

Stockholders’ Equity:
Series A Preferred stock, $0.01 par value, 750,000 shares authorized, 532,750 and 548,550 shares issued and outstanding, respectively.	5,327,495	5,485,495

Series C Preferred stock, $0.01 par value, 26,750 shares authorized, 22,463 and 22,463 shares issued and outstanding, respectively.	224	224

Series E Preferred stock, $0.01 par value, 1,000,000 authorized, 1,000,000 and 1,000,000 shares issued and outstanding, respectively.	10,000	10,000

Common stock, $0.001 par value, 100,000,000 shares authorized, 12,682,850 and 12,472,182 shares issued and outstanding, respectively.	12,684	12,473

Additional paid-in capital	31,384,253	37,399,377

Common stock payable-Earnout Agreement	(2,000,000)	(2,000,000)

Accumulated deficit	(20,717,592)	(25,963,323)

Total Stockholders Equity	14,017,064	14,944,246

Total Liabilities and Stockholders Equity	$22,252,797	$23,288,054

See notes to consolidated financial statements

Deer Valley Corporation & Subsidiary

Consolidated Statements of Operations

	For the three month period ended
	March 31, 2009	March 31, 2008
	(unaudited)	(unaudited)
REVENUE	$5,970,716	$16,693,815

COST OF REVENUE	5,077,491	13,468,745

GROSS PROFIT	893,225	3,225,070

OPERATING EXPENSES:
Depreciation and Amortization	8,653	15,425
Selling, general and administrative	1,193,865	2,028,638

TOTAL OPERATING EXPENSES	1,202,518	2,044,063

OPERATING INCOME	(309,293)	1,181,007

OTHER INCOME (EXPENSES)
Derivative income (expense)	(74,837)	(17,071)
Interest income	37,242	18,949
Interest expense	(35,546)	(40,651)

TOTAL OTHER INCOME/(EXPENSES)	(73,141)	(38,773)

INCOME BEFORE INCOME TAXES	(382,434)	1,142,234

INCOME TAX BENEFIT (EXPENSE)	90,942	(445,536)

NET INCOME (LOSS)	$(291,492)	$696,698
Dividends to preferred stockholders	—	(21,562)

Net Income Available to Common Shareholders	$(291,492)	$675,136

Net Income/(Loss) Per Share (Basic)	$(0.02)	$0.06
Net Income/(Loss) Per Share (Fully Diluted)	$(0.02)	$0.03

Weighted Average Common Shares Outstanding	12,559,523	11,302,875
Weighted Average Common and Common Equivalent Shares Outstanding	12,559,523	23,507,759

See notes to consolidated financial statements

Deer Valley Corporation & Subsidiary

Consolidated Statements of Cash Flows

	For the three month period ended
	March 31, 2009	March 31, 2008
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(291,492)	$696,698
Adjustments to reconcile net income (loss) to net cash provided for/used in operating activities:
Depreciation and amortization	72,582	72,425
Derivative income(expense)	74,837	17,071
Stock based compensation		—
Bad debt expense		—
Changes in assets and liabilities:
(Increase)/decrease in receivables	95,759	(1,855,831)
(Increase)/decrease in inventories	(153,882)	(723,704)
(Increase)/decrease in deferred tax asset	55,585	—
(Increase)/decrease in prepayments and other	(274,129)	71,873
Increase/(decrease) in accounts payable	(97,311)	81,479
Increase/(decrease) in income tax payable	(90,279)	76,554
Increase/(decrease) in estimated services and warranties	(310,000)	30,000
Increase/(decrease) in accrued expenses	(362,715)	(113,548)
Increase/(decrease) in deferred tax liability	55,795	—

CASH FLOW PROVIDED FOR/USED IN OPERATING ACTIVITIES	$(1,225,250)	$(1,646,983)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	—	(64,171)
Additional purchase price paid under earnout agreement		—

CASH FLOW USED IN INVESTING ACTIVITIES	$—	$(64,171)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(14,093)	(19,525)
Proceeds (repayment) of notes payable, net	—	2,084,000
Increase(Decrease) in Treasury Stock	—	—
Increase(Decrease) in Paid in Capital	—	—
Proceeds from the exercise of warrants	—	—

CASH FLOW PROVIDED BY FINANCING ACTIVITIES	$(14,093)	$2,064,475

NET INCREASE (DECREASE) IN CASH	$(1,239,343)	$353,321
CASH, Beginning	$8,960,479	$4,778,333

CASH, Ending	$7,721,136	$5,131,654

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$23,549	$40,651
Taxes	$163,304	$110,000

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES:
Dividends on preferred stock	$—	$221,399
Conversion of preferred stock for common stock-net	$158,000	$106,250
Put liability	$—	$165,654
Derivative liability	$635,691	$—

See notes to consolidated financial statements

Deer Valley Corporation & Subsidiary

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements for the three month period ended March 31, 2009 and 2008 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The unaudited financial information included in this report includes all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods. The operations for the three month period ended March 31, 2009 and 2008 are not necessarily indicative of the results of the full fiscal year.

The condensed consolidated financial statements included in this report should be read in conjunction with the financial statements and notes thereto included in the Registrant’s December 31, 2008 Annual Report on Form 10-K and subsequent filings on Form 8-K.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash Equivalents - The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company considers its investment in Variable Rate Demand Bonds (“VRDB’s”) as highly liquid investments. The VRDB’s can be redeemed with 7 days notice and are guaranteed by a Letter of Credit from Fifth Third Bank. At March 31, 2009 and December 31, 2008, the Company owned $752,950 and $4,605,428 of VRDB’s, respectively.

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

Derivative Financial Instruments - Upon the adoption of EITF 07-05 “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” on January 1, 2009, certain of our financial instruments with “down-round” protection features are no longer considered indexed to our Company’s stock for purposes of determining whether they meet the first part of the scope exception in paragraph 11(a) of Statement 133. As such, these instruments no longer meet the conditions to obtain equity classification and are required to be carried as derivative liabilities, at fair value with changes in fair value reflected in our income (loss). See Note 6 Derivative Liabilities of the consolidated financial statements for additional disclosure data.

Stock Based Compensation - The Company uses the guidance set forth in SFAS 123R “Share Based Payment” and Staff Accounting Bulletin 107 to measure its share based payments. This guidance considers the historical volatility over a period generally commensurate with the expected or contractual term of the share option.

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

Under SFAS No. 123(R) Deer Valley uses a trinomial lattice model to estimate the fair value of the Company’s option awards. No options were granted during the three month period ended March 31, 2009.

2007 Long Term Incentive Plan - On July 1, 2007 the Company established a Long Term Incentive (the “2007 Incentive Plan”) plan for the purposes of advancing the interests of the Company and our shareholders by providing incentives to certain of our employees and other key individuals who perform services for us, including those who contribute significantly to the strategic and long-term performance objectives and growth of the Company. The 2007 Incentive Plan is administered by a committee (the “Committee”) appointed by the Board of Directors. Currently, the Committee is comprised of all members of the Board of Directors acting as a group. The Committee has the power to interpret the 2007 Incentive Plan and to prescribe rules, regulations and procedures in connection with the operations of the 2007 Incentive Plan. The Committee may delegate administrative responsibilities under the 2007 Incentive Plan to any one or more of its members or other persons, except as may otherwise be required under applicable law or listing standards for an exchange on which the Company’s common stock may be listed. The 2007 Incentive Plan provides for the granting of several types of awards, including stock options, performance grants and other awards deemed by the Committee to be consistent with the purposes of the 2007 Incentive Plan. Awards may be granted alone, or in conjunction with one or more other awards, as determined by the Committee.

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

The following table summarizes the activity related to all Company stock options and warrants for the three-month period ended March 31, 2009:

		Stock	Exercise Price Per Share		Weighted Average Exercise Price Per Share
	Warrants	Options	Warrants	Options	Warrants	Options
Outstanding at December 31, 2008	22,731,704	700,000	$0.75-3.00	$1.09-$1.14	$1.64	$1.12
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Cancelled or expired	(30,000)	—	$1.50-2.25	—	$1.75	—

Outstanding at March 31, 2009	22,701,704	700,000	$0.75-3.00	$1.09-$1.14	$1.64	$1.12

Outstanding and exercisable at March 31, 2009	22,701,704	700,000	$0.75-3.00	$1.09-$1.14	$1.64	$1.12

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

	For the three month periods ended March 31,
	2009	2008
Net income/( loss) available to common shareholders	$(291,492)	$675,136

Weighted average shares outstanding:
Basic	12,559,523	11,302,875
Diluted	12,559,523	23,507,759
Income/Loss per share:
Basic	$(0.02)	$0.06

Diluted*	$(0.02)	$0.03

The Company’s dilutive common stock equivalent shares as of March 31, 2009 and 2008 include all of the Convertible Preferred shares and any incremental shares, as defined by SFAS No. 128, “Earnings Per Share”, associated with the Company’s outstanding warrants and stock options.

See the detailed list of Common Stock Equivalents below.

Common Stock Equivalents

as of

	Exercise Price	March 31,
Securities		2009	2008
Preferred:

Series A Preferred		7,103,309	8,255,325
Series C Preferred		2,246,300	2,246,300
Series E Preferred		1,000,000	1,000,000

Total		10,349,609	11,501,625

Warrants:

Class A Warrants	$1.50	10,369,351	10,369,351
Class B Warrants	$2.25	4,970,824	4,970,824
Class C Warrants	$0.75	2,000,000	2,000,000
Class D Warrants	$0.75	2,000,000	2,000,000
Class E Warrants	$3.00	880,544	880,544
Class F Warrants	$2.25	1,000,000	1,000,000
Class BD-2 Warrants	$1.50	899,162	919,162
Class BD-3 Warrants	$2.25	449,581	459,581
Class BD-4 Warrants	$1.50	66,121	66,121
Class BD-5 Warrants	$3.00	66,121	66,121

Total		22,701,704	22,731,704

Stock Options:

7/1/07 Issuance	$1.14	350,000	350,000
9/7/07 Issuance	$1.09	350,000	350,000

Total		700,000	700,000

Total common stock equivalents		33,751,313	34,933,329

Income Taxes - The Company utilizes the liability method of accounting for income taxes as set forth in SFAS 109, “Accounting for Income Taxes.” Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

Recent accounting pronouncements - We have reviewed accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. We believe that the following impending standards may have an impact on our future filings. Also see Fair Value Measurements, above. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS 141R is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of SFAS 141(R) did not have a material impact on the Company’s financial position, results of operations or cash flows because the Company has not been involved in any business combinations during the three months ended March 31, 2009.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51. This statement amends ARB No. 51 to establish accounting and reporting standards for the Non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 will change the classification and reporting for minority interest and non-controlling interests of variable interest entities. Following the effectiveness of SFAS 160, the minority interest and non-controlling interest of variable interest entities will be carried as a component of stockholders’ equity. Accordingly, upon the effectiveness of this statement, we will begin to reflect non-controlling interest in our consolidated variable interest entities as a component of stockholders’ equity. This statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. Since we do not currently have Variable Interest Entities consolidated in our financial statements, adoption of this standard did not have a material effect.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133 (“SFAS 161”). SFAS 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. This standard will affect the disclosures in the Company’s financial statements to provide the required information.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” SFAS 162 did not have a material impact on our financial statements.

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

In June 2008, the FASB issued Emerging Issues Task Force (“EITF”) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities which provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and should be included in the computation of earnings per share pursuant to the two-class method. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data including any amounts related to interim periods, summaries of earnings and selected financial data. The Company is assessing the impact of adopting EITF 03-6-1, but does not expect the impact to be material to the Company’s financial condition or results of operations. This standard did not have a material impact on our financial statements.

In June 2008, the Emerging Issues Task Force issued EITF Consensus No. 07-05 Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, which supersedes the definition in EITF 06-01 for periods beginning after December 15, 2008. The objective of this Issue is to provide guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock and it applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative in of Statement 133, for purposes of determining whether that instrument or embedded feature qualifies for the first part of the scope exception in paragraph 11(a) of Statement 133 (the “Paragraph 11(a) Exemption). This Issue also applies to any freestanding financial instrument that is potentially settled in an entity’s own stock, regardless of whether the instrument has all the characteristics of a derivative in Statement 133, for purposes of determining whether the instrument is within the scope of Issue 00-19. We currently have warrants that embody terms and conditions that require the reset of their strike prices upon our sale of shares or equity-indexed financial instruments at amounts less than the conversion prices. These features will no longer be treated as “equity” under the EITF once it becomes effective. Rather, such instruments will require classification as liabilities and measurement at fair value. Early adoption is precluded. . This standard required the Company’s warrants outstanding to be fair valued on the adoption date (January 1, 2009) and reclassified to liabilities. See Note 6 Derivative Liabilities of the consolidated financial statements for additional disclosure data.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on our present or future financial statements.

3. INVENTORY

Inventory consisted of the following components:

	March 31,	December 31,
	2009	2008
Raw Materials	1,035,201	905,568
Work-in-Process	182,711	196,500
Finished Goods	375,878	337,840

Total Inventory	$1,593,790	$1,439,908

NOTE 4 – ACCRUED EXPENSES

Accrued expenses consisted of the following:

Category	March 31, 2009	December 31, 2008
Accrued dealer incentive program	369,905	694,886
Accrued third party billings	703,198	702,983
Accrued compensation	265,319	301,535
Accrued repurchase commitment	325,000	265,000
Other	314,731	376,463

Total Accrued Expenses	$1,978,153	$2,340,867

NOTE 5 – PRODUCT WARRANTIES

The Company provides the retail home buyer a one-year limited warranty covering defects in material or workmanship in home structure, plumbing and electrical systems. The Company estimated warranty costs are accrued at the time of the sale to the dealer following industry standards and historical warranty cost incurred. Periodic adjustments to the estimated warranty accrual are made as events occur which indicate changes are necessary. As of March 31, 2009, the Company has provided a liability of $1,910,000 for estimated warranty costs relating to homes sold, based upon management’s assessment of historical experience factors and current industry trends.

Management reviews its warranty requirements at the close of each reporting period and adjusts the reserves accordingly. The following tabular presentation reflects activity in warranty reserves during the periods presented:

	March 31, 2009	March 31, 2008
Balance at beginning of period	$2,220,000	$2,130,000
Warranty charges	558,241	1,584,496
Warranty payments	(868,241)	(1,554,496)

Balance at end of period	$1,910,000	$2,160,000

NOTE 6 – DERIVATIVE LIABILITIES

In June 2008, the Emerging Issues Task Force issued EITF Consensus No. 07-05 “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”. Under EITF 07-05, instruments which contain full ratchet anti-dilution provisions will no longer be considered indexed to a company’s own stock for purposes of determining whether it meets the first part of the scope exception in paragraph 11(a) of Statement 133. The adoption of this EITF required us to (1) evaluate our instrument’s contingent exercise provisions and (2) evaluate the instrument’s settlement provisions. Based upon applying this approach to instruments within the scope of the consensus, we have determined that certain of our warrants which were classified in stockholders’ equity on December 31, 2008, no longer meet the definition of Indexed to a Company’s Own Stock provided in the Consensus. Accordingly, effective on January 1, 2009, we were required to reclassify those Warrants, at their fair value to liabilities. SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”) requires that the fair value of these liabilities be re-measured at the end of every reporting period with the change in value reported in the statement of operations. The difference between the amount the warrants were originally recorded in the financials and the fair value of the instruments on January 1, 2009 was considered a cumulative effect of a change in accounting principle and required an adjustment to the opening balance of retained earnings in the amount of $5,537,222 and a reduction of additional paid-in capital of $6,172,913.

The fair value of the derivative warrant liability was $635,691 at the remeasurement date of January 1, 2009 and $730,528 on March 31, 2009. The change in the warrant liability resulted in a derivative expense of $94,837 for the three month period ended March 31, 2009.

The following is a list of the common shares indexed to derivative financial instruments as of March 31, 2009:

Class A Warrants (Class A-1 & Class A-2)	10,369,351
Class B Warrants	4,970,824
Class C Warrants	2,000,000
Class D Warrants	2,000,000
Class E Warrants	880,544
Class F Warrants (Class F-1 & Class F-2)	1,000,000
Class BD-2 Warrants	899,162
Class BD-3 Warrants	449,581
Class BD-4 Warrants	66,121
Class BD-5 Warrants	66,121

Total number of common shares indexed to derivative instruments	22,701,704

We estimate fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered to be consistent with the objective measuring fair values. In selecting the appropriate technique, we consider, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as free-standing warrants, we generally use the Black-Scholes-Merton (“BSM”) option valuation technique, adjusted for the effect of dilution, because it embodies all of the requisite assumptions (including trading volatility, estimated terms, dilution and risk free rates) necessary to fair value these instruments. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques (such as BSM) are highly volatile and sensitive to changes in the trading market price of our common stock. Since derivative financial instruments are initially and subsequently carried at fair values, our income (loss) will reflect the volatility in these estimate and assumption changes.

The following tables summarize the components of derivative liabilities as of March 31, 2009 and the remeasurement date, January 1, 2009:

	March 31, 2009	Remeasurement date January 1, 2009
Class A Warrants (Class A-1 & Class A-2)	$(151,491)	$(143,308)
Class B Warrants	(175,967)	(143,657)
Class C Warrants	(118,600)	(113,400)
Class D Warrants	(253,200)	(207,000)
Class E Warrants (a)	—	—
Class F Warrants (Class F-1 & Class F-2)	(13,875)	(11,200)
Class BD-2 Warrants	(12,858)	(12,319)
Class BD-3 Warrants	(3,327)	(3,597)
Class BD-4 Warrants	(946)	(906)
Class BD-5 Warrants	(264)	(304)

Fair values	$(730,528)	$(635,691)

Change during the period	$(94,837)

Significant assumptions (or ranges):
Trading market values (1)	$1.20	$1.20
Term (years)	.36 - 4.37	.61 – 4.61
Volatility (1)	58.68% - 76.60%	50.97% - 75.78%
Risk-free rate (2)	.21% - 1.67%	.27% - 1.55%

Fair value hierarchy:

(1)	Level 1 inputs are quoted prices in active markets for identical assets and liabilities, or derived there from. Our trading market values and the volatilities that are calculated thereupon are level 1 inputs.

(2)	Level 2 inputs are inputs other than quoted prices that are observable. We use the current published yields for zero-coupon US Treasury Securities, with terms nearest the remaining term of the warrants for our risk free rate.

(3)	Level 3 inputs are unobservable inputs. Inputs for which any parts are level 3 inputs are classified as level 3 in their entirety. The remaining term used equals the remaining contractual term as our best estimate of the expected term.

(a) As of the remeasurement date and the quarter ended March 31, 2009, the Series E warrants had a fair value of zero. These instruments will be reviewed each reporting period to determine if there is a value to the warrants in the future.

The following tables summarize the effects on our income (loss) associated with changes in the fair values of our derivative financial instruments by financing arrangement for the quarter ended March 31, 2009:

Class A Warrants (Class A-1 & Class A-2)	$(8,183)
Class B Warrants	(32,310)
Class C Warrants	(5,200)
Class D Warrants	(46,200)
Class F Warrants (Class F-1 & Class F-2)	(2,675)
Class BD-2 Warrants	(539)
Class BD-3 Warrants	270
Class BD-4 Warrants	(40)
Class BD-5 Warrants	40

$(94,837)

NOTE 7 – INCOME TAXES

	March 31, 2009
	Amount	Impact on Rate
Income tax at federal rate	(130,028)	-34.00%
State tax, net of Federal effect	(16,162)	-4.23%
Permanent Differences:

Derivative expense	28,608	7.48%
State tax benefit	16,162	4.23%

Total Permanent Differences	44,770	11.71%

True Up to Tax Return - Deferred Assets	10,478	2.74%

Total Provision	(90,942)	-23.78%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income taxes are as follows:

March 31, 2009
Current Deferred Tax Assets:
Warranty Reserve	730,117
Repurchase Reserve	124,234
Inventory Reserve	11,311
Accrued Legal fees	28,670
Allowance for Doubtful Accounts	1,911

Total Current Deferred Tax Asset	896,243

Non-Current Deferred Tax Assets:
Share based compensation	45,834
Goodwill	—
Accelerated Depreciation	—
Rounding	—

Total Non-Current Deferred Tax Assets	45,834

Non-Current Deferred Tax Liability:
Accelerated Depreciation	(189,674)
Goodwill	(578,063)

Total Non-Current Deferred Tax Liability	(767,737)

Total Deferred Tax Assets (Net)	174,340

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Litigation—The Company in the normal course of business is subject to claims and litigation. Management of the Company is of the opinion that, based on information available, such legal matters will not ultimately have a material adverse effect on the financial position or results of operation of the Company.

Reserve for Repurchase Commitments—Deer Valley Homebuilders, Inc. (“DVH”) is contingently liable under the terms of repurchase agreements with financial institutions providing inventory financing for retailers of DVH’s products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The risk of loss under these agreements is spread over numerous retailers. The price DVH is obligated to pay generally declines over the period of the agreement (typically 18 to 24 months) and the risk of loss is further reduced by the sale value of repurchased homes. The maximum amount for which the Company is contingently liable under repurchase agreements is approximately $13,480,000 at March 31, 2009.

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

The Company accounted for the right to be made “whole” as a put liability. The Company determines the fair value of the put liability with a commercially available software product that utilizes a proven Monte Carlo valuation methodology. The Monte Carlo model was utilized to incorporate more complex variables than closed-form models such as the Black-Scholes option valuation model. Based on this analysis, the value of the put liability was determined to be approximately $550,000 at March 31, 2009.

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

Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The following table summarizes the level inputs used to measure the put liability at fair value:

March 31, 2009
Settlement guaranteed value	$2,000,000
Indexed shares	2,000,000
Expected volatility (Level 1)	64.07%-73.21%
Effective strike price	$1.00
Trading Market Price (Level 1)	$1.20
Expected dividends	—
Expected term in years	1-3 years
Risk free rate of return (Level 2)	.37%-1.00%

As a result of the fair value adjustments the Company has recognized income (expense) for the three month period ended March 31, 2009 and 2008 of $20,000 and ($17,071), respectively.

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

On April 12, 2008, DVH renewed and consolidated its existing revolving credit line of $2,500,000 with Fifth Third Bank, and its existing revolving bridge line of credit of $5,000,000 with Fifth Third Bank (the “Consolidated Facility”). The Consolidated Facility is a revolving line of credit in an amount not to exceed $7,500,000 evidenced by a revolving credit note and secured by accounts receivable, inventory, equipment and all other tangible and intangible personal property of DVH and guaranteed by Deer Valley Corporation. The purpose of the Consolidated Facility is to provide working capital and letters of credit required in the normal course of the Company’s business. The Consolidated Facility has a one-year term and has a variable interest rate at 2.50% above LIBOR and provides for conditions to meet, including financial ratios, prior to each advance.

Effective April 12, 2009, DVH renewed and amended its existing Loan and Security Agreement with Fifth Third Bank, providing for a line of credit secured by accounts receivable, inventory, equipment and all other tangible and intangible personal property of DVH. In connection with the renewal the maximum principal amount of the facility was reduced from $7,500,000 to $5,000,000. The purpose of the Credit Facility is to provide working capital and letters of credit required in the normal course of the Company’s business. The Credit Facility has a one-year term and has a variable interest rate at 2.50% above LIBOR and provides for conditions to meet, including financial ratios, prior to each advance.

The amount available under the revolving line of credit is equal to the lesser of $5,000,000 or an amount based on defined percentages of accounts receivable and inventories reduced by any outstanding letters of credit. At March 31, 2009, $1,400,000 was available under the revolving line of credit after deducting letters of credit of $375,000.

In addition to the revolving line of credit described in the preceding paragraph, DVH, during its normal course of business, is required to issue irrevocable standby letters of credit in the favor of independent third party beneficiaries to cover obligations under repurchase agreements. As of March 31, 2009, no amounts had been drawn on the above irrevocable letters of credit by the beneficiaries.

NOTE 9 – EQUITY TRANSACTIONS

Series A Convertible Preferred Stock - During the three month period ended March 31, 2009 certain shareholders converted 15,800 shares of Series A Preferred stock, par value $158,000, into 210,668 shares of the Company’s common stock.

Common Stock Dividends - There were no dividends paid during the three month period ended March 31, 2009.

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

Readers should not place undue reliance on these forward-looking statements, which are based on management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below), and apply only as of the date of this filing. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors which could cause or contribute to such differences include, but are not limited to, risks discussed in our Annual Report on form 10-K. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

In recent years, the HUD Code housing industry has suffered a downturn in sales as a result of a tightening of credit standards, restricted availability of retail and wholesale financing, excessive inventory levels and zoning restrictions in certain urban and coastal areas. This industry decline began in 1999, approximately five years before we successfully launched and began to rapidly grow our business in January, 2004. In spite of industry conditions the Company has had significant growth since inception through efficient manufacturing at our production facilities, industry leading products, experienced and capable relations oriented sales and management teams, stringent cost controls, and attention to dealer support, customer satisfaction, and service efforts.

The Company’s executives are continuing to focus on matters relating to the industry-wide slowdown. (i) management is addressing the well-publicized slowdown in the housing industry by adjusting capacity with market demand. The Company will continue to monitor demand and may take additional steps to adjust capacity based on our views of and direction of the industry. (ii) In recognition of an important trend in the housing market toward modular homes and as part of the Company’s strategic plan, management will continue to increase the Company’s involvement in the modular segment of the factory-built housing industry. The Company believes that establishing these alternative distribution channels will add stability and position the company for growth when market conditions improve. The Company has targeted the production of smaller units (less than 3,000 square feet) that are readily producible, in a cost efficient manner, using the Company’s existing manufacturing capabilities. The Company sells these models to large tract developers, government agencies and individuals through independent dealers. (iii) Management hopes to address the reduced availability of “floor plan financing” by facilitating the development of alternative inventory financing for dealers that purchase our products. (iv) The Company continues to focus on operating activities to improve manufacturing efficiencies, reduce overall costs and increase gross margins.

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

In late 2008, the Company received advisories from national financial service companies which provide "floor plan financing" for the majority of the Company's independent retail dealers of HUD-Code homes. Because of the worldwide volatility and disruption in the capital markets, these traditional lenders are suspending or modifying their retail dealer financing programs in an effort to reduce their asset based portfolios. The Company is aggressively working to assist our dealers in their efforts to establish alternative sources of financing during the current crisis in wholesale floor plan lending. In addition, the Company is actively engaged with other manufacturers in pursuing new sources of inventory funding ("floor-plan lending") to help meet the operating capital needs of the Company's retail dealers. If a significant number of dealers are unable to secure alternative sources of financing, and if the availability from traditional sources does not rapidly improve, then such developments could have a material adverse effect on our future operating results. During fiscal year 2009, it is possible that we may use some of our cash to facilitate availability of floor plan financing under one or more floor plan programs. In addition, The Company is seeking to further assist dealers and potential retail customers by identifying and encouraging new source(s) of mortgage financing to provide Deer Valley's home buyers with accessible mortgage funding and an accelerated approval cycle for processing credit applications

In order to effectively combat the challenging market conditions, Deer Valley is aggressively seeking to capitalize on the Company's strong balance sheet and broad range of affordable housing products by opening an entirely new sales channel for its modular homes. Toward that goal, the Company has recently developed a new series of homes that are designed to be sold exclusively through existing retail home supply outlets. The Company's first opportunity in this program has resulted in the placement of a model home at a pilot sales facility in Biloxi, Mississippi. In a second strategic move, the Company is engaging in discussions with other industry participants with regard to possible business combinations that could broaden the Company's geographic service area and further expand the Company's product offerings. The product line expansion opportunities being sought include certain commercial structures and military housing. All such industry contacts to date have been preliminary in nature, and there is reasonable likelihood that such discussions will not progress beyond informal discussions.

Manufacturing Operations

We produce all of our factory built homes at our plant in Guin, Alabama, which is functioning on a ten-hour shift, four-day work week. The Company operates on this production schedule in order to reduce employees’ commuting costs, decrease absenteeism by giving employees a personal day during the week, and generally increase employee morale. During the first quarter of 2009, the Company’s average production rate was approximately 20 “floors” produced per week. As of March 31, 2009, our backlog of orders stood at 7 days.

Our plant in Guin, Alabama operated at a capacity of 52% during the quarter ended March 31, 2009. We have one idle plant located in Sulligent, Alabama.

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

When evaluating the Company’s operating performance, the key performance indicators management examines are (1) the Company’s production rate, in “floors” produced per day, (2) the cost of sales, and (3) the size of the Company’s sales backlog. For more information on these performance indicators, please see the attached financial statements and notes thereto and the section of the Company’s Annual Report on Form 10-K titled “Description of Business.”

Results of Operations

The following discussion examines the results of the Company’s operations for the three month period ended March 31, 2009. This discussion of our financial condition and results of operations should be read in conjunction with our financial statements and notes to the financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment by our management. It is also imperative that one read our December 31, 2008 Annual Report on Form 10-K and subsequent filings on Form 8-K.

HISTORICAL RESULTS - PERIODS ENDED March 31, 2009 AND March 31, 2008.

Revenues. Overall gross revenue for the three month period ended March 31, 2009 was $5,970,716 compared to $16,693,815 for the three month period ended March 31, 2008, representing a decrease of $10,723,099, or approximately 64%. Revenue for the three month period ended March 31, 2009 decreased over the same three month period in 2008, primarily due the company’s completion of its contract with the State of Mississippi for the production of two-bedroom and three-bedroom cottages as part of its program that is designed to test and evaluate future disaster housing units. During the three month period ended March 31, 2009 the Company delivered 0 units and recognized $0 revenue under its contract with the State of Mississippi compared to 188 units and $9,005,200 revenue for the same three month period in 2008.

Gross Profit. Gross profit as a percentage of revenue for the three month period ended March 31, 2009 was 15.0% compared to 19.3% for the three month period ended March 31, 2008. Gross profit for the three month period ended March 31, 2009 decreased over the same three month period in 2008, primarily due to manufacturing efficiencies gained through repetition of Mississippi cottages during the three month period ended March 31, 2008 and the negative impact in manufacturing efficiencies due to the volume decrease for the three month period ended March 31, 2009. The Company includes the following types of expenses in cost of sales: purchase and receiving costs, freight in, direct labor, supply costs, warehousing, direct and indirect overhead costs, inspection, transfer, actual and accrued warranty, depreciation, and amortization costs.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses for the three month period ended March 31, 2009 were $1,193,865 compared to $2,028,638 for the three month period ended March 31, 2008. General and administrative costs decreased for the three month period ended March 31, 2008 in comparison to the corresponding periods for 2008. These changes are primarily due to reduced overhead cost associated with ideling of Sulligent, Alabama manufacturing facility in September 2008 and consolidation of manufacturing processes at our Guin, Alabama manufacturing facility and an overall decrease in salaries, wages and employee benefits as a result of reduced number of employees. The Company includes the following types of expenses in selling, general and administrative expense: sales salaries, sales commissions, bad debt expense, advertising, administrative overhead, administrative salaries and bonuses and legal and professional fees.

Other Income (Expense). Derivative expense for the three month period ended March 31, 2009 was $74,837 compared to $17,071 for the three month period ended March 31, 2008. The increase is attributable to the adoption of EITF Consenses No. 07-05 Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock.

Net Income. The net loss for the three month period ended March 31, 2009 was $291,492 compared to net income of $696,698 for the three month period ended March 31, 2008. This decrease in net income is primarily due to a decrease in revenues discussed above and a decrease in gross profit discussed above.

Liquidity and Capital Resources

Management believes that the Company currently has sufficient cash flow from operations, available bank borrowings, cash, and cash equivalents to meet its short-term working capital requirements. The Company had $7,721,136 in cash and cash equivalents as of March 31, 2009, compared to $8,960,479 in cash and cash equivalents as of December 31, 2008. The Company’s decrease in cash at March 31, 2009 compared to December 31, 2008 is primarily attributable to payment of certain expenses accrued during 2008, but were payable during the first quarter of 2009. Should our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner which will increase or accelerate our anticipated costs or capital demand, such as through the acquisition of new products, our working capital could be depleted at an accelerated rate.

The net cash used in operating activities of $1,225,250 for the three month period ended March 31, 2009 was primarily attributable to (i) a decrease in accrued dealer incentive programs, (ii) a decrease in estimated warranty reserves, and (iii) the net loss for the quarter. The net cash used in operating activities of $1,646,983 for the three month period ended March 31, 2008 was primarily attributable to (i) an increase in inventories and accounts receivable due to a seasonal increase as a result of scheduled production shutdown during December 2007, and (ii) a decrease in accrued dealer incentive programs.

There was no cash provided or used in investing activities for the three month period end March 31, 2009. The net cash used in investing activities for the three month period ending March 31, 2008 was $64,171, which reflects capitalization of normal operating purchases of equipment.

The net cash used in financing activities for the three month period ending March 31, 2009 was $14,093, which reflects a decrease in long-term debt due to scheduled principal payments of the Company’s commercial real estate mortgage. The net cash provided by financing activities for the three month period ending March 31, 2008 was $2,064,475, which primarily relates to the Company’s borrowings under its line of credit with its senior lender that were used to finance the accounts receivable of the cottages for the State of Mississippi contract.

The Company’s operations may require significant use of cash reserves during 2009 compared to 2008. The Company anticipates it will participate in one or more programs for new sources of inventory financing to assist our dealers in their efforts to establish alternative sources of financing during the current crisis in wholesale floor plan lending.

Effective April 12, 2009, DVH renewed and amended its existing debt facility with Fifth Third Bank, providing for a line of credit secured by accounts receivable, inventory, equipment and all other tangible and intangible personal property of DVH. In connection with the renewal, the maximum principal amount of the facility was reduced from $7,500,000 to $5,000,000. The purpose of the Credit Facility is to provide working capital and letters of credit required in the normal course of the Company’s business. The Credit Facility has a one-year term and has a variable interest rate at 2.50% above LIBOR and provides for conditions to meet, including financial ratios, prior to each advance.

We are contingently liable under the terms of repurchase agreements with financial institutions providing inventory financing for retailers of our products. For more information on the repurchase agreements, including the Company’s contingent liability thereunder, please see “Reserve for Repurchase Commitments” below.

Recent Developments

In April 2008, the Company was awarded a $16.1 million contract to build more than 120 twin-town home units for first phase of a multi-phase 264-acre master-planned residential rental community in Ocean Springs, Mississippi called Savanna Trails by M&C Development LLC. Construction and delivery of the first homes in Phase I of the development began in the second quarter of 2008, and the Company received $316,581 in revenue during the quarter ended March 31, 2009 based on initial deliveries on the contract. Due to delays in the project the completion date has been extended until mid 2009 or later. The Company is unable to predict when project delays will be resolved or whether it will be awarded additional contracts for other development phases of the community.

In late 2008, the Company received advisories from national financial service companies which provide "floor plan financing" for the majority of the Company's independent retail dealers of HUD-Code homes. Because of the worldwide volatility and disruption in the capital markets, these traditional lenders are suspending or modifying their retail dealer financing programs in an effort to reduce their asset based portfolios. The Company is aggressively working to assist our dealers in their efforts to rapidly establish alternative sources of financing. The Company has received information that indicates one or more new sources of inventory financing could be available by mid 2009. The Company anticipates it will participate in one or more programs for new sources of inventory financing. In the event that a significant number of dealers were to be unable to secure alternative sources of financing, and if the availability from traditional sources does not rapidly improve, then such developments could have a materially adverse effect on our future operating results.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments which affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. For a description of those estimates, see Note 2, Summary of Significant Accounting Policies, contained in the explanatory notes to the Company’s financial statements for the quarter ended March 31, 2009, contained in this filing and the Company’s Form 10-K for December 31, 2008. On an ongoing basis, we evaluate our estimates, including those related to reserves, deferred tax assets, valuation allowances, impairment of long-lived assets, fair value of equity instruments issued to consultants for services, and estimates of costs to complete contracts. We base our estimates on historical experience and on various other assumptions which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities which are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. However, we believe that our estimates, including those for the above-described items, are reasonable.

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

Warranties

We provide our retail buyers with a one-year limited warranty covering defects in material or workmanship, including plumbing and electrical systems. We record a liability for estimated future warranty costs relating to homes sold, based upon our assessment of historical experience and industry trends. In making this estimate, we evaluate historical sales amounts, warranty costs related to homes sold and timing in which any work orders are completed. The Company has accrued a warranty liability reserve of $1,910,000 on its balance sheet as of March 31, 2009. Although we maintain reserves for such claims, there can be no assurance that warranty expense levels will remain at current levels or that the reserves that we have set aside will continue to be adequate. A large number of warranty claims which exceed our current warranty expense levels could have a material adverse affect upon our results of operations.

Volume Incentives Payable

We have relied upon volume incentive payments to our independent dealers who retail our products. These volume incentive payments are accounted for as a reduction to gross sales, and are estimated and accrued when sales of our factory-built homes are made to our independent dealers. Volume incentive reserves are recorded based upon the annualized purchases of our independent dealers who purchase a qualifying amount of home products from us. We accrue a liability to our dealers, based upon estimates derived from historical payout rates. We had a reserve for volume incentives payable of $369,905 as of March 31, 2009, as compared to $694,886 as of March 31, 2008.

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

The risk of loss that we face under these repurchase agreements is lessened by several factors, including the following:

(i)	the sales of our products are spread over a number of independent dealers,

(ii)	historically we have had only isolated instances where we have incurred a repurchase obligation, although with the declining market there is no guarantee that such historical trends will continue,

(iii)	the price we are obligated to pay under such repurchase agreements declines based upon a predetermined amount over a period which usually does not exceed 24 months, and

(iv)	we have been able to resell homes repurchased from lenders at current market prices, although there is no guarantee that we will continue to be able to do so.

The maximum amount for which the Company is contingently liable under such agreements amounted to approximately $13,400,000 as of March 31, 2009, as compared to $16,370,000 as of March 31, 2008. As of March 31, 2009 and March 31, 2008, we had reserves of $325,000 and $200,000, respectively, established for future repurchase commitments, based upon our prior experience and evaluation of our independent dealers’ financial conditions.

Due to the downturn in the HUD Code housing industry and the difficulties that our dealers are experiencing in obtaining floor plan financing, we have increased our reserves as a percentage of our aggregate repurchase obligations.

Derivative Liability

In June 2008, the Emerging Issues Task Force issued EITF Consensus No. 07-05 “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock”. Under EITF 07-05, instruments which contain full ratchet anti-dilution provisions will no longer be considered indexed to a company’s own stock for purposes of determining whether it meets the first part of the scope exception in paragraph 11(a) of Statement 133. The adoption of this EITF required us to (1) evaluate our instrument’s contingent exercise provisions and (2) evaluate the instrument’s settlement provisions. Based upon applying this approach to instruments within the scope of the consensus, we have determined that certain of our warrants which were classified in stockholders’ equity on December 31, 2008, no longer meet the definition of Indexed to a Company’s Own Stock provided in the Consensus. Accordingly, effective on January 1, 2009, we were required to reclassify those Warrants, at their fair value to liabilities. SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”) requires that the fair value of these liabilities be re-measured at the end of every reporting period with the change in value reported in the statement of operations. The difference between the amount the warrants were originally recorded in the financials and the fair value of the instruments on January 1, 2009 was considered a cumulative effect of a change in accounting principle and required an adjustment to the opening balance of retained earnings in the amount of $5,537,222 and a reduction of additional paid-in capital of $6,172,913.

The fair value of the derivative warrant liability was $635,691 at the remeasurement date of January 1, 2009 and $730,528 on March 31, 2009. The change in the warrant liability resulted in a derivative expense of $94,837 for the three month period ended March 31, 2009. See Note 6 Derivative Liabilities of the consolidated financial statements for additional disclosure data.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations ("SFAS 141(R)"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS 141R is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of SFAS 141(R) did not have a material impact on the Company’s financial position, results of operations or cash flows because the Company has not been involved in any business combinations during the three months ended March 31, 2009.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51. This statement amends ARB No. 51 to establish accounting and reporting standards for the Non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 will change the classification and reporting for minority interest and non-controlling interests of variable interest entities. Following the effectiveness of SFAS 160, the minority interest and non-controlling interest of variable interest entities will be carried as a component of stockholders’ equity. Accordingly, upon the effectiveness of this statement, we will begin to reflect non-controlling interest in our consolidated variable interest entities as a component of stockholders’ equity. This statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. Since we do not currently have Variable Interest Entities consolidated in our financial statements, adoption of this standard did not have a material effect.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133 (“SFAS 161”). SFAS 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. This standard will affect the disclosures in the Company’s financial statements to provide the required information.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” SFAS 162 did not have a material impact on our financial statements.

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

In June 2008, the FASB issued Emerging Issues Task Force (“EITF”) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities which provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and should be included in the computation of earnings per share pursuant to the two-class method. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data including any amounts related to interim periods, summaries of earnings and selected financial data. The Company is assessing the impact of adopting EITF 03-6-1, but does not expect the impact to be material to the Company’s financial condition or results of operations. This standard did not have a material impact on our financial statements.

In June 2008, the Emerging Issues Task Force issued EITF Consensus No. 07-05 Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock, which supersedes the definition in EITF 06-01 for periods beginning after December 15, 2008. The objective of this Issue is to provide guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity's own stock and it applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative in of Statement 133, for purposes of determining whether that instrument or embedded feature qualifies for the first part of the scope exception in paragraph 11(a) of Statement 133 (the “Paragraph 11(a) Exemption). This Issue also applies to any freestanding financial instrument that is potentially settled in an entity's own stock, regardless of whether the instrument has all the characteristics of a derivative in Statement 133, for purposes of determining whether the instrument is within the scope of Issue 00-19. We currently have warrants that embody terms and conditions that require the reset of their strike prices upon our sale of shares or equity-indexed financial instruments at amounts less than the conversion prices. These features will no longer be treated as “equity” under the EITF once it becomes effective. Rather, such instruments will require classification as liabilities and measurement at fair value. Early adoption is precluded. . This standard required the Company’s warrants outstanding to be fair valued on the adoption date (January 1, 2009) and reclassified to liabilities. See Note 6 Derivative Liabilities of the consolidated financial statements for additional disclosure data.

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

The Company accounted for the right to be made “whole” as a put liability. The Company determines the fair value of the put liability with a commercially available software product that utilizes a proven Monte Carlo valuation methodology. The Monte Carlo model was utilized to incorporate more complex variables than closed-form models such as the Black-Scholes option valuation model. Based on this analysis, the value of the put liability was determined to be approximately $549,844 at March 31, 2009.

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

Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The following table summarizes the level inputs used to measure the put liability at fair value:

		March 31, 2009
Settlement guaranteed value		$2,000,000
Indexed shares		2,000,000
Expected volatility	(Level 1)	64.07%-73.21%
Effective strike price		$1.00
Trading Market Price	(Level 1)	$1.20
Expected dividends		—
Expected term in years		1-3 years
Risk free rate of return	(Level 2)	.37%-1.00%

As a result of the fair value adjustments the Company has recognized income (expense) for the three month period ended March 31, 2009 and 2008 of $20,000 and ($17,071), respectively.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending March 31, 2009 covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

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

Except for the appointment of Mr. Lawler on January 27, 2009, no change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2009, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Inherent Limitations of the Effectiveness of Disclosure and Internal Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure control system or internal control system are met. Because of the inherent limitations of any disclosure control system or internal control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

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

Series A Convertible Preferred Stock - During the nine month period ending March 31, 2009 certain shareholders converted 15,800 shares of Series A Preferred Stock, par value $158,000, into 210,668 shares of the Company’s common stock. The securities were issued to existing shareholders, and the transaction was exempt under Section 3(a)(9) of the Securities Act, as amended.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description
3.01	Articles of Incorporation of Deer Valley Corporation. (1)

3.02	Bylaws of Deer Valley Corporation. (1)

4.01	Certificate of Designation, Rights, and Preferences of Series A Convertible Preferred Stock. (1)

4.02	Certificate of Designation, Rights, and Preferences of Series B Convertible Preferred Stock. (1)

4.03	Certificate of Designation, Rights, and Preferences of Series C Convertible Preferred Stock. (1)

4.04	Certificate of Designation, Rights, and Preferences of Series D Convertible Preferred Stock. (1)

4.05	Certificate of Designation, Rights, and Preferences of Series E Convertible Preferred Stock. (2)

10.01	Third Amendment to Loan Agreement (3)

10.02	Renewal Revolving Credit Note (3)

10.03	Continuing Guaranty of Deer Valley Corporation (3)

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 13, 2009. (3)

31.02	Certification of Acting Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 13, 2009. (3)

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 13, 2009. (3)

32.02	Certification of Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 13, 2009. (3)

(1)	Previously filed as an exhibit to the Form 8-K, filed with the SEC on July 28, 2006 and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Form 10-QSB, filed with the SEC on November 20, 2006 and incorporated herein by reference.
(3)	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Deer Valley Corporation
(Registrant)

Dated: May 13, 2009	By:	/s/ Charles G. Masters
Charles G. Masters
President & Chief Executive Officer