Form 10-Q
period 2009-06-30
DEER VALLEY CORP
filed 2009-08-04
CIK 95047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

The Registrant had 19,249,517 shares of Common Stock, par value $0.001 per share, outstanding as of August 3, 2009.

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

Deer Valley Corporation & Subsidiary

Consolidated Balance Sheets

ASSETS

	June 30, 2009	December 31, 2008
	(unaudited)
Current Assets:
Cash	$7,571,833	$8,960,479
Accounts receivable	2,015,464	1,451,536
Inventory	1,336,669	1,439,908
Deferred tax asset	782,577	951,827
Prepaid expenses and other current assets	367,965	99,500

Total Current Assets	12,074,508	12,903,250

Fixed Assets:
Property, plant and equipment, net	2,853,682	3,051,214

Other Assets:
Goodwill	7,256,917	7,256,917
Other assets	74,350	76,673

Total Other Assets:	7,331,267	7,333,590

Total Assets	$22,259,457	$23,288,054

LIABILITIES AND STOCKHOLDERS’EQUITY

Current Liabilities:
Current maturities on long term debt	$91,551	$81,009
Notes payable	—	—
Accounts payable	451,711	610,443
Accrued expenses	2,032,704	2,340,867
Accrued warranties	1,660,000	2,220,000
Income tax payable	—	90,279
Warrant liability	745,267	—
Accrued preferred dividends	—	—

Total Current Liabilities	4,981,233	5,342,598

Long Term Liabilities:
Long-term debt, net of current maturities	1,673,648	1,719,424
Deferred tax liability	823,532	711,942
Put liability	565,844	569,844

Total Long Term Liabilities	3,063,024	3,001,210

Total Liabilities	8,044,257	8,343,808

Stockholders’ Equity:
Series A Preferred stock, $0.01 par value, 750,000 shares authorized, 532,750 and 548,550 shares issued and outstanding, respectively.	5,327,495	5,485,495

Series C Preferred stock, $0.01 par value, 26,750 shares authorized, 22,463 and 22,463 shares issued and outstanding, respectively.	224	224

Series E Preferred stock, $0.01 par value, 1,000,000 authorized, 1,000,000 and 1,000,000 shares issued and outstanding, respectively.	10,000	10,000

Common stock, $0.001 par value, 100,000,000 shares authorized, 12,682,850 and 12,472,182 shares issued and outstanding, respectively.	12,684	12,473

Additional paid-in capital	31,384,253	37,399,377

Common stock payable-Earnout Agreement	(2,000,000)	(2,000,000)

Accumulated deficit	(20,519,456)	(25,963,323)

Total Stockholders Equity	14,215,200	14,944,246

Total Liabilities and Stockholders Equity	$22,259,457	$23,288,054

See notes to consolidated financial statements

Deer Valley Corporation & Subsidiary

Consolidated Statements of Operations

	For The Three Month Period Ended		For The Six Month Period Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUE	$6,704,907	$18,972,540	$12,675,624	$35,666,356

COST OF REVENUE	5,395,237	15,556,586	10,472,728	29,025,331

GROSS PROFIT	1,309,670	3,415,954	2,202,896	6,641,025

OPERATING EXPENSES:
Depreciation and Amortization	—	26,554	—	9,895
Selling, general and administrative	921,640	1,897,516	2,124,158	3,958,239

TOTAL OPERATING EXPENSES	921,640	1,924,070	2,124,158	3,968,134

OPERATING INCOME	388,030	1,491,884	78,738	2,672,891

OTHER INCOME (EXPENSES)
Derivative income (expense)	(30,739)	(3,000)	(105,576)	(20,071)
Interest income	24,053	16,961	61,296	35,910
Interest expense	(35,704)	(98,176)	(71,250)	(138,828)

TOTAL OTHER INCOME/(EXPENSES)	(42,390)	(84,215)	(115,530)	(122,989)

INCOME BEFORE INCOME TAXES	345,640	1,407,669	(36,792)	2,549,902

INCOME TAX EXPENSE	(147,504)	(402,040)	(56,562)	(847,576)

NET INCOME (LOSS)	$198,136	$1,005,629	$(93,354)	$1,702,326

Dividends to preferred stockholders	—	(1,746)		(23,308)

Net Income Available to Common Shareholders	$198,136	$1,003,883	$(93,354)	$1,679,018

Net Income/(Loss) Per Share (Basic)	$0.02	$0.09	$(0.01)	$0.15
Net Income/(Loss) Per Share (Fully Diluted)	$0.01	$0.04	$(0.01)	$0.07

Weighted Average Common Shares Outstanding	12,682,850	11,804,685	12,621,872	11,554,632
Weighted Average Common and Common Equivalent Shares Outstanding	23,561,385	23,420,283	12,621,872	23,027,561

See notes to consolidated financial statements

Deer Valley Corporation & Subsidiary

Consolidated Statements of Cash Flows

	For The Six Month Period Ended
	June 30, 2009	June 30, 2008
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(93,354)	$1,702,325
Adjustments to reconcile net income (loss) to net cash provided for/used in operating activities:
Depreciation and amortization	141,799	204,654
Derivative income(expense)	105,576	20,071
Changes in assets and liabilities:
(Increase)/decrease in receivables	(563,928)	645,017
(Increase)/decrease in inventories	103,239	(737,041)
(Increase)/decrease in deferred tax asset	169,250	—
(Increase)/decrease in prepayments and other	(266,142)	56,447
Increase/(decrease) in accounts payable	(158,732)	901,895
Increase/(decrease) in income tax payable	(90,279)	44,295
Increase/(decrease) in estimated services and warranties	(560,000)	105,000
Increase/(decrease) in accrued expenses	(308,165)	656,561
Increase/(decrease) in deferred tax liability	111,590	—

CASH FLOW PROVIDED FOR/(USED) IN OPERATING ACTIVITIES	$(1,409,146)	$3,599,224

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	—	(120,370)
Proceeds from sale of property, plant and equipment	55,733	—

CASH FLOW USED IN INVESTING ACTIVITIES	$55,733	$(120,370)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(35,233)	(39,051)
Proceeds (repayment) of notes payable, net	—	(1,916,000)
Increase(Decrease) in Treasury Stock	—	—
Increase(Decrease) in Paid in Capital	—	—
Proceeds from the exercise of warrants	—	—

CASH FLOW PROVIDED BY FINANCING ACTIVITIES	$(35,233)	$(1,955,051)

NET INCREASE (DECREASE) IN CASH	$(1,388,646)	$1,523,803
CASH, Beginning	$8,960,479	$4,778,333

CASH, Ending	$7,571,833	$6,302,136

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$52,527	$83,504
Taxes	$163,304	$535,000

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES:
Dividends on preferred stock	$—	$225,109
Conversion of preferred stock for common stock-net	$158,000	$736,250
Put liability	$—	$165,654
Warrant liability	$635,691	$—

See notes to consolidated financial statements

Deer Valley Corporation & Subsidiary

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements for the three and six month periods ended June 30, 2009 and 2008 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The unaudited financial information included in this report includes all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods. The operations for the three and six month periods ended June 30, 2009 and 2008 are not necessarily indicative of the results of the full fiscal year.

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

Cash Equivalents - The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company considers its investment in Variable Rate Demand Bonds (“VRDB’s”) as highly liquid investments. The VRDB’s can be redeemed with 7 days notice and are guaranteed by a Letter of Credit from Fifth Third Bank. At June 30, 2009 and December 31, 2008, the Company owned $2,947,150 and $4,605,428 of VRDB’s, respectively.

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

Under SFAS No. 123(R) Deer Valley uses a trinomial lattice model to estimate the fair value of the Company’s option awards. No options were granted during the three and six month periods ended June 30, 2009.

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

The following table summarizes the activity related to all Company stock options and warrants for the six-month period ended June 30, 2009:

	Warrants	Stock Options	Exercise Price Per Share		Weighted Average Exercise Price Per Share
			Warrants	Options	Warrants	Options

Outstanding at December 31, 2008	22,731,704	700,000	$0.75-3.00	$1.09-$1.14	$1.64	$1.12

Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Cancelled or expired	(30,000)	—	$1.50-2.25	—	$1.75	—

Outstanding at March 31, 2009	22,701,704	700,000	$0.75-3.00	$1.09-$1.14	$1.64	$1.12

Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Cancelled or expired	—	—	—	—	—	—

Outstanding and exercisable at June 30, 2009	22,701,704	700,000	$0.75-3.00	$1.09-$1.14	$1.64	$1.12

The warrants expire at various dates ranging from August 2009 through November 2016. The stock options are fully vested and expire at various dates ranging from July 2017 to September 2017.

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

	For the three month periods ended June 30,		For the six month periods ended June 30,
	2009	2008	2009	2008

Net income/( loss) available to common shareholders	$198,136	$1,003,883	($93,354)	$1,679,018

Weighted average shares outstanding:
Basic	12,682,850	11,804,685	12,621,872	11,554,632

Diluted	23,561,385	23,420,283	12,621,872	23,027,561

Income/Loss per share:
Basic	$0.02	$0.09	($0.01)	$0.15

Diluted*	$0.01	$0.04	($0.01)	$0.07

The Company’s dilutive common stock equivalent shares as of June 30, 2009 and 2008 include all of the Convertible Preferred shares and any incremental shares, as defined by SFAS No. 128, “Earnings Per Share”, associated with the Company’s outstanding warrants and stock options.

See the detailed list of Common Stock Equivalents below.

Common Stock Equivalents

as of

Securities	Exercise Price	June 30,
		2009	2008

Preferred:

Series A Preferred		7,103,309	8,255,325
Series C Preferred		2,246,300	2,246,300
Series E Preferred		1,000,000	1,000,000

Total		10,349,609	11,501,625

Warrants:

Class A Warrants	$1.50	10,369,351	10,369,351
Class B Warrants	$2.25	4,970,824	4,970,824
Class C Warrants	$0.75	2,000,000	2,000,000
Class D Warrants	$0.75	2,000,000	2,000,000
Class E Warrants	$3.00	880,544	880,544
Class F Warrants	$2.25	1,000,000	1,000,000
Class BD-2 Warrants	$1.50	899,162	919,162
Class BD-3 Warrants	$2.25	449,581	459,581
Class BD-4 Warrants	$1.50	66,121	66,121
Class BD-5 Warrants	$3.00	66,121	66,121

Total		22,701,704	22,731,704

Stock Options:

7/1/07 Issuance	$1.14	350,000	350,000
9/7/07 Issuance	$1.09	350,000	350,000

Total		700,000	700,000

Total common stock equivalents		33,751,313	34,933,329

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS 141R is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of SFAS 141(R) did not have a material impact on the Company’s financial position, results of operations or cash flows because the Company has not been involved in any business combinations during the six months ended June 30, 2009.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51. This statement amends ARB No. 51 to establish accounting and reporting standards for the Non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 will change the classification and reporting for minority interest and non-controlling interests of variable interest entities. Following the effectiveness of SFAS 160, the minority interest and non-controlling interest of variable interest entities will be carried as a component of stockholders’ equity. Accordingly, upon the effectiveness of this statement, we will begin to reflect non-controlling interest in our consolidated variable interest entities as a component of stockholders’ equity. This statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. Since we do not currently have minority interest or Variable Interest Entities consolidated in our financial statements, adoption of this standard did not have a material effect.

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

3. INVENTORY

Inventory consisted of the following components:

	June 30, 2009	December 31, 2008
Raw Materials	730,445	905,568
Work-in-Process	167,288	196,500
Finished Goods	438,936	337,840

Total Inventory	$1,336,669	$1,439,908

NOTE 4 – ACCRUED EXPENSES

Accrued expenses consisted of the following:

Category	June 30, 2009	December 31, 2008
Accrued dealer incentive program	317,422	694,886
Accrued third party billings	698,743	702,983
Accrued compensation	432,099	301,535
Accrued repurchase commitment	280,000	265,000
Other	304,440	376,463

Total Accrued Expenses	$2,032,704	$2,340,867

NOTE 5 – PRODUCT WARRANTIES

The Company provides the retail home buyer a one-year limited warranty covering defects in material or workmanship in home structure, plumbing and electrical systems. The Company estimated warranty costs are accrued at the time of the sale to the dealer following industry standards and historical warranty cost incurred. Periodic adjustments to the estimated warranty accrual are made as events occur which indicate changes are necessary. As of June 30, 2009, the Company has provided a liability of $1,660,000 for estimated warranty costs relating to homes sold, based upon management’s assessment of historical experience factors and current industry trends.

Management reviews its warranty requirements at the close of each reporting period and adjusts the reserves accordingly. The following tabular presentation reflects activity in warranty reserves during the periods presented:

	For The Three Month Period Ended		For The Six Month Period Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Balance at beginning of period	$1,910,000	$2,160,000	$2,220,000	$2,130,000
Warranty charges	397,085	1,364,432	835,326	2,948,928
Warranty payments	(647,085)	(1,289,432)	(1,395,326)	(2,843,928)

Balance at end of period	$1,660,000	$2,235,000	$1,660,000	$2,235,000

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

The fair value of the derivative warrant liability was $635,691 at the remeasurement date of January 1, 2009 and $745,267 on June 30, 2009. The change in the warrant liability resulted in a derivative expense of $14,739 and $109,576 for the three and six month period ended June 30, 2009, respectively.

The following is a list of the common shares indexed to derivative financial instruments as of June 30, 2009:

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

The following tables summarize the components of derivative liabilities as of June 30, 2009, March 31, 2009 and the remeasurement date, January 1, 2009:

	June 30, 2009	March 31, 2009	Remeasurement date January 1, 2009
Class A Warrants (Class A-1 & Class A-2)	$(193,081)	$(151,491)	$(143,308)
Class B Warrants	(185,412)	(175,967)	(143,657)
Class C Warrants	(113,200)	(118,600)	(113,400)
Class D Warrants	(216,000)	(253,200)	(207,000)
Class E Warrants (a)	—	—	—
Class F Warrants (Class F-1 & Class F-2)	(14,700)	(13,875)	(11,200)
Class BD-2 Warrants	(16,634)	(12,858)	(12,319)
Class BD-3 Warrants	(4,766)	(3,327)	(3,597)
Class BD-4 Warrants	(1,124)	(946)	(906)
Class BD-5 Warrants	(350)	(264)	(304)

Fair values	$(745,267)	$(730,528)	$(635,691)

Change during the period	$(14,739)	$(94,837)

Significant assumptions (or ranges):
Trading market values (1)	$1.00	$1.20	$1.20
Term (years)	.12 - 4.12	.36 - 4.37	.61 - 4.61
Volatility (1)	62.53% - 94.10%	58.68% - 76.60%	50.97% - 75.78%
Risk-free rate (2)	.17 - 2.54%	.21% - 1.67%	.27% - 1.55%

Fair value hierarchy:

(1)	Level 1 inputs are quoted prices in active markets for identical assets and liabilities, or derived there from. Our trading market values and the volatilities that are calculated thereupon are level 1 inputs.
(2)	Level 2 inputs are inputs other than quoted prices that are observable. We use the current published yields for zero-coupon US Treasury Securities, with terms nearest the remaining term of the warrants for our risk free rate.
(3)	Level 3 inputs are unobservable inputs. Inputs for which any parts are level 3 inputs are classified as level 3 in their entirety. The remaining term used equals the remaining contractual term as our best estimate of the expected term.

(a) As of the remeasurement date and the quarter ended June 30, 2009, the Series E warrants had a fair value of zero. These instruments will be reviewed each reporting period to determine if there is a value to the warrants in the future.

The following tables summarize the effects on our income (loss) associated with changes in the fair values of our derivative financial instruments by financing arrangement for the quarter ended June 30, 2009:

Class A Warrants (Class A-1 & Class A-2)	$(41,590)
Class B Warrants	(9,445)
Class C Warrants	5,400
Class D Warrants	37,200
Class F Warrants (Class F-1 & Class F-2)	(825)
Class BD-2 Warrants	(3,776)
Class BD-3 Warrants	(1,439)
Class BD-4 Warrants	(178)
Class BD-5 Warrants	(86)

$(14,739)

NOTE 7 – INCOME TAXES

Income Taxes:

The components of the provision for income taxes are as follows:

June 30, 2009
Current taxes	(261,167)
Deferred taxes	317,729

Provision for income taxes	56,562

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

	June 30, 2009
	Amount	Impact on Rate
Income tax at federal rate	(12,570)	34.00%
State tax, net of Federal effect	(1,564)	4.23%
Permanent Differences:

Derivative expense	40,362	-109.17%
State tax benefit	1,564	-4.23%

Total Permanent Differences	41,926	-113.40%

True Up to Tax Return - Deferred Assets	28,770	-77.82%

Total Provision	56,562	-152.99%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income taxes are as follows:

June 30, 2009
Current Deferred Tax Assets:
Warranty Reserve	634,552
Repurchase Reserve	107,033
Inventory Reserve	10,412
Accrued Legal fees	28,670
Allowance for Doubtful Accounts	1,911

Total Current Deferred Tax Asset	782,578

Non-Current Deferred Tax Assets:
Share based compensation	45,834
Goodwill	—
Accelerated Depreciation	—
Rounding	—

Total Non-Current Deferred Tax Assets	45,834

Non-Current Deferred Tax Liability:
Accelerated Depreciation	(199,230)
Goodwill	(624,301)

Total Non-Current Deferred Tax Liability	(823,531)

Total Deferred Tax Assets (Net)	4,881

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Litigation - The Company in the normal course of business is subject to claims and litigation. Management of the Company is of the opinion that, based on information available, such legal matters will not ultimately have a material adverse effect on the financial position or results of operation of the Company.

Reserve for Repurchase Commitments - Deer Valley Homebuilders, Inc. (“DVH”) is contingently liable under the terms of repurchase agreements with financial institutions providing inventory financing for retailers of DVH’s products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The risk of loss under these agreements is spread over numerous retailers. The price DVH is obligated to pay generally declines over the period of the agreement (typically 18 to 24 months) and the risk of loss is further reduced by the sale value of repurchased homes. The maximum amount for which the Company is contingently liable under repurchase agreements is approximately $12,195,000 at June 30, 2009.

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

The Company accounted for the right to be made “whole” as a put liability. The Company determines the fair value of the put liability with a commercially available software product that utilizes a proven Monte Carlo valuation methodology. The Monte Carlo model was utilized to incorporate more complex variables than closed-form models such as the Black-Scholes option valuation model. Based on this analysis, the value of the put liability was determined to be approximately $565,844 at June 30, 2009.

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

Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The following table summarizes the level inputs used to measure the put liability at fair value:

June 30, 2009
Settlement guaranteed value	$2,000,000
Indexed shares	2,000,000
Expected volatility (Level 1)	56.79%-65.58%
Effective strike price	$1.00
Trading Market Price (Level 1)	$1.00
Expected dividends	—
Expected term in years	1-2 years
Risk free rate of return (Level 2)	.30%-.92%

As a result of the fair value adjustments the Company has recognized income (expense) for the three month period ended June 30, 2009 and 2008 of ($16,000) and ($3,000), respectively. The Company recognized income (expense) for the six month period ended June 30, 2009 and 2008 of $4,000 and ($20,071), respectively.

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

The amount available under the revolving line of credit is equal to the lesser of $5,000,000 or an amount based on defined percentages of accounts receivable and inventories reduced by any outstanding letters of credit. At June 30, 2009, $1,750,000 was available under the revolving line of credit after deducting letters of credit of $375,000.

In addition to the revolving line of credit described in the preceding paragraph, DVH, during its normal course of business, is required to issue irrevocable standby letters of credit in the favor of independent third party beneficiaries to cover obligations under repurchase agreements. As of June 30, 2009, no amounts had been drawn on the above irrevocable letters of credit by the beneficiaries.

NOTE 9 – EQUITY TRANSACTIONS

Series A Convertible Preferred Stock - During the three month period ended June 30, 2009 there were no conversions of Series A Preferred stock into shares of the Company’s common stock. During the six month period ended June 30, 2009 certain shareholders converted 15,800 shares of Series A Preferred stock, par value $158,000, into 210,668 shares of the Company’s common stock.

On July 7, 2009 certain shareholders converted 492,500 shares of Series A Preferred stock, par value $4,925,000 into 6,566,667 shares of the Company’s common stock.

Common Stock Dividends - There were no dividends paid during the six month period ended June, 2009.

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

Overview

The Company, through its wholly owned subsidiary Deer Valley Homebuilders, Inc. (“DVH”), designs and manufactures factory-built homes which are sold to a network of independent dealers, builders, developers and government agencies located primarily in the southeastern and south central regions of the United States. The Company does not maintain separate operating segments for these regions and does not separately report financial information by geographic sales area. Its principal manufacturing plant is located in Guin, Alabama. The Company owns a separate idled manufacturing plant in Sulligent, Alabama.

In recent years, the HUD Code housing industry has suffered a downturn in sales as a result of a tightening of credit standards, restricted availability of retail and wholesale financing, excessive inventory levels and zoning restrictions in certain urban and coastal areas. This industry decline began in 1999, approximately five years before we successfully launched and began to grow our business in January, 2004 by focusing on efficient manufacturing processes, engineering leading industry products, experienced and capable relations oriented sales and management teams, stringent cost controls, and attention to dealer support, customer satisfaction, and service efforts.

The Company’s executives are continuing to focus on matters relating to challenges faced by our industry and the general economy. (i) management is addressing the well-publicized slowdown in the housing industry by adjusting capacity with market demand. The Company will continue to monitor demand and may take additional steps to adjust capacity based on our views of and direction of the industry. (ii) In recognition of an important trend in the housing market toward modular homes and the recurring need for emergency housing as part of the Company’s strategic plan, management will continue to increase the Company’s involvement in the modular segment of the factory-built housing industry. The Company believes that establishing these alternative distribution channels will add stability and position the company for growth when market conditions improve. The Company has targeted the production of smaller units (less than 3,000 square feet) that are readily producible, in a cost efficient manner, using the Company’s existing manufacturing capabilities. The Company sells these models to large tract developers, government agencies and individuals through independent dealers. (iii) Management hopes to address the reduced availability of “floor plan financing” by facilitating the development of alternative inventory financing for dealers that purchase our products. (iv) The Company continues to focus on operating activities to improve manufacturing efficiencies, reduce overall costs and increase gross margins.

In April 2008, the Company was awarded a $16.1 million contract to build more than 120 twin-town home units for first phase of a multi-phase 264-acre master-planned residential rental community called Savanna Trials in Ocean Springs, Mississippi by M&C Development LLC. Construction and delivery of the first homes in Phase I of the development began in the second quarter of 2008, and the Company received $2.4 million in revenue during the year ended December 31, 2008 based on initial deliveries on the contract. Due to delays in the project the completion date has been extended until second half of 2009. Due to these delays deliveries on the contract were halted during the second quarter of 2009, but have recently resumed at a slower than anticipated pace. The Company is unable to predict when project delays will be resolved or whether it will be awarded additional contracts for other development phases of the community.

In late 2008, the Company received advisories from national financial service companies which provide “floor plan financing” for the majority of the Company’s independent retail dealers of HUD-Code homes. Because of the worldwide volatility and disruption in the capital markets, these traditional lenders are suspending or modifying their retail dealer financing programs in an effort to reduce their asset based portfolios. The Company is aggressively working to assist our dealers in their efforts to establish alternative sources of financing during the current crisis in wholesale floor plan lending. In addition, the Company is actively engaged with other manufacturers in pursuing new sources of inventory funding (“floor-plan lending”) to help meet the operating capital needs of the Company’s retail dealers. If a significant number of dealers are unable to secure alternative sources of financing, and if the availability from traditional sources does not rapidly improve, then such developments could have a material adverse effect on our future operating results. During fiscal year 2009, it is possible that we may use some of our cash to facilitate availability of floor plan financing under one or more floor plan programs. In addition, the Company is seeking to further assist dealers and potential retail customers by identifying and encouraging new source(s) of mortgage financing to provide Deer Valley’s home buyers with accessible mortgage funding and an accelerated approval cycle for processing credit applications

Manufacturing Operations

We produce all of our factory built homes at our plant in Guin, Alabama, which is functioning on a eight-hour shift, five-day work week. During the second quarter of 2009, the Company’s average production rate was approximately 20 “floors” produced per week. As of June 30, 2009, our backlog of orders stood at 10 days.

Our plant in Guin, Alabama operated at a capacity of 51% during the quarter ended June 30, 2009. We have one idle plant located in Sulligent, Alabama.

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

While our HUD Code and modular homes are constructed with many of the same components and building materials used in site-built homes, we utilize a cost-efficient assembly line manufacturing process which enables us to produce a quality home at a significantly lower cost per square foot than a traditional, site-built home. Our homes are built with residential features, including 1/2 inch drywall, thermally sealed double-paned low-e windows, enhanced insulation, oak cabinets, and two inch by six inch exterior wall construction standards.

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

Results of Operations

The following discussion examines the results of the Company’s operations for the three and six month periods ended June 30, 2009. This discussion of our financial condition and results of operations should be read in conjunction with our financial statements and notes to the financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment by our management. It is also imperative that one read our December 31, 2008 Annual Report on Form 10-K and subsequent filings on Form 8-K.

HISTORICAL RESULTS – THREE AND SIX MONTH PERIODS ENDED June 30, 2009 AND June 30, 2008.

Revenues. Overall gross revenue for the three month period ended June 30, 2009 was $6,704,907 compared to $18,972,540 for the three month period ended June 30, 2008, representing a decrease of $12,267,633, or approximately 65%. Overall gross revenue for the six month period ended June 30, 2009 was $12,675,624 compared to $35,666,356 for the six month period ended June 30, 2008, representing a decrease of $22,990,732, or approximately 65%. Revenue for the three and six month periods ended June 30, 2009 decreased over the same periods in 2008, primarily due to the overall decline in the manufactured housing industry and the company’s completion in 2008 of its contract with the State of Mississippi for the production of two-bedroom and three-bedroom cottages as part of its program that is designed to test and evaluate future disaster housing units. During the three month period ended June 30, 2009, the Company delivered 0 units and recognized $0 revenue under its contract with the State of Mississippi compared to 87 units and $4,429,800 revenue for the same three month period in 2008. During the six month period ended June 30, 2009 the Company delivered 0 units and recognized $0 revenue under its contract with the State of Mississippi compared to 275 units and $13,435,000 revenue for the same six month period in 2008.

Gross Profit. Gross profit for the three month period ended June 30, 2009 was $1,309,670 or 19.5% of total revenue compared to $3,415,954 or 18.0% of total revenue for the three month period ended June 30, 2008. Gross profit for the six month period ended June 30, 2009 was $2,202,896 or 17.4% of total revenue compared to $6,641,025 or 18.6% of total revenue for the six month period ended June 30, 2008. The decrease in gross profit is attributable to the decline in revenues. Based on management’s assessment of historical experience and current trends in wholesale shipments and dealer inventories we reduced our warranty provision by $250,000 for the three month period ended June 30, 2009 and $560,000 for the six month period ended June 30, 2009. The Company includes the following types of expenses in cost of sales: purchase and receiving costs, freight in, direct labor, supply costs, warehousing, direct and indirect overhead costs, inspection, transfer, actual and accrued warranty, depreciation, and amortization costs.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses for the three month period ended June 30, 2009 were $921,640 compared to $1,897,516 for the three month period ended June 30, 2008. General and administrative costs decreased for the three month period ended June 30, 2009 in comparison to the corresponding period for 2008. Selling, general, and administrative expenses for the six month period ended June 30, 2009 were $2,124,158 compared to $3,958,239 for the six month period ended June 30, 2008. General and administrative costs decreased for the six month period ended June 30, 2009 in comparison to the corresponding period for 2008. These changes are primarily due to reduced overhead cost associated with ideling of Sulligent, Alabama manufacturing facility in September 2008 and consolidation of manufacturing processes at our Guin, Alabama manufacturing facility and an overall decrease in salaries, wages and employee benefits as a result of reduced number of employees. The Company includes the following types of expenses in selling, general and administrative expense: sales salaries, sales commissions, bad debt expense, advertising, administrative overhead, administrative salaries and bonuses and legal and professional fees.

Other Income (Expense). Derivative expense for the three month period ended June 30, 2009 was $30,739 compared to $3,000 for the three month period ended June 30, 2008. The increase is attributable to the adoption of EITF Consenses No. 07-05 Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock.

Net Income. The net income for the three month period ended June 30, 2009 was $198,136 compared to net income of $1,005,629 for the three month period ended June 30, 2008. The net loss for the six month period ended June 30, 2009 was $93,354 compared to net income of $1,702,326 for the six month period ended June 30, 2008. This decrease in net income is primarily due to a decrease in revenues discussed above.

Liquidity and Capital Resources

Management believes that the Company currently has sufficient cash flow from operations, available bank borrowings, cash, and cash equivalents to meet its short-term working capital requirements. The Company had $7,571,833 in cash and cash equivalents as of June 30, 2009, compared to $8,960,479 in cash and cash equivalents as of December 31, 2008. The Company’s decrease in cash at June 30, 2009 compared to December 31, 2008 is primarily attributable to cash used in the Company’s operations. Should our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner which will increase or accelerate our anticipated costs or capital demand, such as through the acquisition of new products, our working capital could be depleted at an accelerated rate.

The net cash used in operating activities of $1,409,146 for the six month period ended June 30, 2009 was primarily attributable to (i) an increase in accounts receivables, (ii) a decrease in accrued dealer incentive programs, (iii) a decrease in estimated warranty reserves. The net cash provided in operating activities of $3,599,224 for the six month period ended June 30, 2008 was primarily attributable to (i) an increase in inventories and accounts payable, (ii) a decrease in accounts receivables primarily due to the collection of accounts receivables under the Company’s contract with the State of Mississippi, (iii) an increase in accrued expenses, and (iv) the net income for the six month period ended June 30, 2008 .

The net cash provided in investing activities for the six month period ending June 30, 2009 was $55,733, which reflects proceeds from sale of equipment. The net cash used in investing activities for the six month period ending June 30, 2008 was $120,370, which reflects capitalization of normal operating purchases of equipment.

The net cash used in financing activities for the six month period ending June 30, 2009 was $35,233, which reflects a decrease in long-term debt due to scheduled principal payments of the Company’s commercial real estate mortgage. The net cash provided by financing activities for the six month period ending June 30, 2008 was $1,955,051, which primarily relates to the Company’s borrowings under its line of credit with its senior lender that were used to finance the accounts receivable of the cottages for the State of Mississippi contract.

The Company’s operations may require significant use of cash reserves during 2009 compared to 2008. The Company anticipates it will participate in one or more programs for new sources of inventory financing to assist our dealers in their efforts to establish alternative sources of financing during the current crisis in wholesale floor plan lending. In establishing or participating in such programs the Company may use some of its cash reserves.

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

Recent Developments

In April 2008, the Company was awarded a $16.1 million contract to build more than 120 twin-town home units for first phase of a multi-phase 264-acre master-planned residential rental community called Savanna Trials in Ocean Springs, Mississippi by M&C Development LLC. Construction and delivery of the first homes in Phase I of the development began in the second quarter of 2008, and the Company received $2.4 million in revenue during the year ended December 31, 2008 based on initial deliveries on the contract. Due to delays in the project the completion date has been extended until second half of 2009. Due to these delays deliveries on the contract were halted during the second quarter of 2009, but have recently resumed at a slower than anticipated pace. The Company is unable to predict when project delays will be resolved or whether it will be awarded additional contracts for other development phases of the community.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments which affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. For a description of those estimates, see Note 2, Summary of Significant Accounting Policies, contained in the explanatory notes to the Company’s financial statements for the quarter ended June 30, 2009, contained in this filing and the Company’s Form 10-K for December 31, 2008. On an ongoing basis, we evaluate our estimates, including those related to reserves, deferred tax assets, valuation allowances, impairment of long-lived assets, fair value of equity instruments issued to consultants for services, and estimates of costs to complete contracts. We base our estimates on historical experience and on various other assumptions which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities which are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. However, we believe that our estimates, including those for the above-described items, are reasonable.

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

Warranties

We provide our retail buyers with a one-year limited warranty covering defects in material or workmanship, including plumbing and electrical systems. We record a liability for estimated future warranty costs relating to homes sold, based upon our assessment of historical experience and industry trends. In making this estimate, we evaluate historical sales amounts, warranty costs related to homes sold and timing in which any work orders are completed. The Company has accrued a warranty liability reserve of $1,660,000 on its balance sheet as of June 30, 2009. Although we maintain reserves for such claims, there can be no assurance that warranty expense levels will remain at current levels or that the reserves that we have set aside will continue to be adequate. A large number of warranty claims which exceed our current warranty expense levels could have a material adverse affect upon our results of operations.

Volume Incentives Payable

We have relied upon volume incentive payments to our independent dealers who retail our products. These volume incentive payments are accounted for as a reduction to gross sales, and are estimated and accrued when sales of our factory-built homes are made to our independent dealers. Volume incentive reserves are recorded based upon the annualized purchases of our independent dealers who purchase a qualifying amount of home products from us. We accrue a liability to our dealers, based upon estimates derived from historical payout rates. We had a reserve for volume incentives payable of $317,422 as of June 30, 2009.

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

The maximum amount for which the Company is contingently liable under such agreements amounted to approximately $12,195,000 as of June 30, 2009, as compared to $18,130,000 as of June 30, 2008. As of June 30, 2009 and June 30, 2008, we had reserves of $280,000 and $220,000, respectively, established for future repurchase commitments, based upon our prior experience and evaluation of our independent dealers’ financial conditions.

Due to the downturn in the HUD Code housing industry and the difficulties that our dealers are experiencing in obtaining floor plan financing, we have increased our reserves as a percentage of our aggregate repurchase obligations. During the six month period ended June 30, 2009 we repurchased 13 homes due to dealer failures compared to 1 home repurchased during the six month period ended June 30, 2008.

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

The fair value of the derivative warrant liability was $635,691 at the remeasurement date of January 1, 2009 and $745,267 on June 30, 2009. The change in the warrant liability resulted in a derivative expense of $14,739 and $109,576 for the three and six month period ended June 30, 2009, respectively. See Note 6 Derivative Liabilities of the consolidated financial statements for additional disclosure data.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS 141R is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of SFAS 141(R) did not have a material impact on the Company’s financial position, results of operations or cash flows because the Company has not been involved in any business combinations during the six months ended June 30, 2009.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51. This statement amends ARB No. 51 to establish accounting and reporting standards for the Non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 will change the classification and reporting for minority interest and non-controlling interests of variable interest entities. Following the effectiveness of SFAS 160, the minority interest and non-controlling interest of variable interest entities will be carried as a component of stockholders’ equity. Accordingly, upon the effectiveness of this statement, we will begin to reflect non-controlling interest in our consolidated variable interest entities as a component of stockholders’ equity. This statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. Since we do not currently have minority interest or Variable Interest Entities consolidated in our financial statements, adoption of this standard did not have a material effect.

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

The Company accounted for the right to be made “whole” as a put liability. The Company determines the fair value of the put liability with a commercially available software product that utilizes a proven Monte Carlo valuation methodology. The Monte Carlo model was utilized to incorporate more complex variables than closed-form models such as the Black-Scholes option valuation model. Based on this analysis, the value of the put liability was determined to be approximately $565,844 at June 30, 2009.

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

Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The following table summarizes the level inputs used to measure the put liability at fair value:

June 30, 2009
Settlement guaranteed value	$2,000,000
Indexed shares	2,000,000
Expected volatility (Level 1)	56.79% - 65.58%
Effective strike price	$1.00
Trading Market Price (Level 1)	$1.00
Expected dividends	—
Expected term in years	1-2 years
Risk free rate of return (Level 2)	.30% - .92%

As a result of the fair value adjustments the Company has recognized income (expense) for the three month period ended June 30, 2009 and 2008 of ($16,000) and ($3,000), respectively. The Company recognized income (expense) for the six month period ended June 30, 2009 and 2008 of $4,000 and ($20,071), respectively.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending June 30, 2009 covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

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

Except for the appointment of Mr. Lawler on January 27, 2009, no change in the Company’s internal control over financial reporting occurred during the three and six month periods ended June 30, 2009, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Series A Convertible Preferred Stock - During the three month period ended June 30, 2009 there were no conversions of Series A Preferred stock into shares of the Company’s common stock. During the six month period ended June 30, 2009 certain shareholders converted 15,800 shares of Series A Preferred stock, par value $158,000, into 210,668 shares of the Company’s common stock.

On July 7, 2009 certain shareholders converted 492,500 shares of Series A Preferred stock, par value $4,925,000 into 6,566,667 shares of the Company’s common stock.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description
3.01	Articles of Incorporation of Deer Valley Corporation. (1)

3.02	Bylaws of Deer Valley Corporation. (1)

4.01	Certificate of Designation, Rights, and Preferences of Series A Convertible Preferred Stock. (1)

4.02	Certificate of Designation, Rights, and Preferences of Series B Convertible Preferred Stock. (1)

4.03	Certificate of Designation, Rights, and Preferences of Series C Convertible Preferred Stock. (1)

4.04	Certificate of Designation, Rights, and Preferences of Series D Convertible Preferred Stock. (1)

4.05	Certificate of Designation, Rights, and Preferences of Series E Convertible Preferred Stock. (2)

10.01	Third Amendment to Loan Agreement (3)

10.02	Renewal Revolving Credit Note (3)

10.03	Continuing Guaranty of Deer Valley Corporation (3)

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 13, 2009. (4)

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 13, 2009. (4)

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 13, 2009. (4)

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 13, 2009. (4)

(1)	Previously filed as an exhibit to the Form 8-K, filed with the SEC on July 28, 2006 and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Form 10-QSB, filed with the SEC on November 20, 2006 and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Form 10-QSB, filed with the SEC on May 14, 2009 and incorporated herein by reference.
(4)	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Deer Valley Corporation
(Registrant)

Dated: August 3, 2009	By:	/s/ Charles G. Masters
Charles G. Masters
President & Chief Executive Officer