Form 10-Q
period 2009-09-30
DEER VALLEY CORP
filed 2009-11-06
CIK 95047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer	☐	Accelerated Filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The Registrant had 19,449,517 shares of Common Stock, par value $0.001 per share, outstanding as of November 5, 2009.

		PAGE
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements

	Consolidated Balance Sheets
	As of September 30, 2009 (unaudited)
	As of December 31, 2008	F-2

	Consolidated Statements of Operations
	Three and Nine Months ended September 30, 2009 (unaudited)
	Three and Nine Months ended September 30, 2008 (unaudited)	F-3

	Consolidated Statements of Cash Flows
	Nine Months ended September 30, 2009 (unaudited)
	Nine Months ended September 30, 2008 (unaudited)	F-4

	Notes to Condensed Consolidated Financial Statements (unaudited)	F-5

Item 2	Management’s Discussion and Analysis	1

Item 4T	Controls and Procedures	11

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	12

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3	Defaults Upon Senior Securities	12

Item 4	Submission of Matters to a Vote of Security Holders	12

Item 5	Other Information	12

Item 6	Exhibits	13

Unless otherwise indicated or the context otherwise requires, all references in this filing to “we,” “us,” the “Company,” and “Deer Valley” are to Deer Valley Corporation, a Florida corporation, together with its wholly-owned subsidiaries, Deer Valley Homebuilders, Inc., an Alabama corporation, and Deer Valley Finance Corp., a Florida corporation.

PART I FINANCIAL INFORMATION

Item  1. Financial Statements

Deer Valley Corporation & Subsidiaries

Condensed Consolidated Financial Statements

Deer Valley Corporation & Subsidiaries

Consolidated Balance Sheets

ASSETS

	September 30, 2009	December 31, 2008
	(unaudited)
Current Assets:
Cash	$8,215,855	$8,960,479
Accounts receivable	1,471,991	1,451,536
Inventory	1,518,698	1,439,908
Deferred tax asset	737,222	951,827
Prepaid expenses and other current assets	277,310	99,500

Total Current Assets	12,221,076	12,903,250

Fixed Assets:
Property, plant and equipment, net	2,782,720	3,051,214

Other Assets:
Goodwill	7,256,917	7,256,917
Other assets	447,167	76,673

Total Other Assets:	7,704,084	7,333,590

Total Assets	$22,707,880	$23,288,054

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Current maturities on long term debt	$93,423	$81,009
Notes payable	—	—
Accounts payable	784,140	610,443
Accrued expenses	1,994,267	2,340,867
Accrued warranties	1,533,000	2,220,000
Income tax payable	—	90,279
Warrant liability	873,644	—
Accrued preferred dividends	—	—

Total Current Liabilities	5,278,474	5,342,598

Long Term Liabilities:
Long-term debt, net of current maturities	1,648,888	1,719,424
Deferred tax liability	879,327	711,942
Put liability	811,844	569,844

Total Long Term Liabilities	3,340,059	3,001,210

Total Liabilities	8,618,533	8,343,808

Stockholders’ Equity:
Series A Preferred stock, $0.01 par value, 750,000 shares authorized, 25,250 and 548,550 shares issued and outstanding, respectively.	252,495	5,485,495

Series C Preferred stock, $0.01 par value, 26,750 shares authorized, 22,463 and 22,463 shares issued and outstanding, respectively.	224	224

Series E Preferred stock, $0.01 par value, 1,000,000 authorized, 1,000,000 and 1,000,000 shares issued and outstanding, respectively.	10,000	10,000

Common stock, $0.001 par value, 100,000,000 shares authorized, 19,449,517 and 12,472,182 shares issued and outstanding, respectively.	19,451	12,473

Additional paid-in capital	36,452,486	37,399,377

Common stock payable-Earnout Agreement	(2,000,000)	(2,000,000)

Accumulated deficit	(20,645,309)	(25,963,323)

Total Stockholders Equity	14,089,347	14,944,246

Total Liabilities and Stockholders Equity	$22,707,880	$23,288,054

See notes to consolidated financial statements

Deer Valley Corporation & Subsidiaries

Consolidated Statements of Operations

	For The Three Month Period Ended		For The Nine Month Period Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUE	$6,840,725	$15,637,809	$19,516,349	$51,304,164

COST OF REVENUE	5,478,287	13,431,136	15,951,015	42,456,467

GROSS PROFIT	1,362,438	2,206,673	3,565,334	8,847,697

OPERATING EXPENSES:
Depreciation and Amortization	—	11,880	—	101,101
Selling, general and administrative	905,263	1,607,684	3,029,421	5,544,316

TOTAL OPERATING EXPENSES	905,263	1,619,564	3,029,421	5,645,417

OPERATING INCOME	457,175	587,109	535,913	3,202,280

OTHER INCOME (EXPENSES)
Derivative income (expense)	(374,377)	(35,827)	(479,953)	(55,898)
Other income (expense)	201	—	201	—
Interest income	25,306	40,043	86,602	75,953
Interest expense	(35,647)	(37,403)	(106,898)	(118,511)

TOTAL OTHER INCOME/(EXPENSES)	(384,517)	(33,187)	(500,048)	(98,456)

INCOME BEFORE INCOME TAXES	72,658	553,922	35,865	3,103,824

INCOME TAX EXPENSE	(198,511)	(157,868)	(255,073)	(1,005,444)

NET INCOME (LOSS)	$(125,853)	$396,054	$(219,208)	$2,098,380
Dividends to preferred stockholders	—	—		(23,308)

Net Income Available to Common Shareholders	$(125,853)	$396,054	$(219,208)	$2,075,072

Net Income/(Loss) Per Share (Basic)	$(0.01)	$0.03	$(0.01)	$0.18
Net Income/(Loss) Per Share (Fully Diluted)	$(0.01)	$0.02	$(0.01)	$0.09

Weighted Average Common Shares Outstanding	18,873,693	12,390,909	14,713,698	11,836,381
Weighted Average Common and Common Equivalent Shares Outstanding	18,873,693	24,499,534	14,713,698	23,522,197

See notes to consolidated financial statements

Deer Valley Corporation & Subsidiaries

Consolidated Statements of Cash Flows

	For The Nine Month Periods Ended
	September 30, 2009	September 30, 2008
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(219,208)	$2,098,380
Adjustments to reconcile net income (loss) to net cash provided for/used in operating activities:
Depreciation and amortization	199,420	278,991
Derivative income (expense)	479,953	55,898
Changes in assets and liabilities:
(Increase)/decrease in receivables	(20,454)	1,285,032
(Increase)/decrease in inventories	(78,790)	(220,702)
(Increase)/decrease in deferred tax asset	214,605	—
(Increase)/decrease in prepayments and other	(548,304)	45,009
Increase/(decrease) in accounts payable	173,696	(246,753)
Increase/(decrease) in income tax payable	(90,279)	52,163
Increase/(decrease) in estimated services and warranties	(687,000)	195,000
Increase/(decrease) in accrued expenses	(346,602)	929,287
Increase/(decrease) in deferred tax liability	167,385	—

CASH FLOW PROVIDED FOR/USED IN OPERATING ACTIVITIES	$(755,578)	$4,472,305

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	—	(253,665)
Proceeds from sale of property, plant and equipment	69,075	—

CASH FLOW USED IN INVESTING ACTIVITIES	$69,075	$(253,665)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(58,121)	(60,191)
Proceeds (repayment) of notes payable, net	—	(1,916,000)
Increase (Decrease) in Treasury Stock	—	—
Increase (Decrease) in Paid in Capital	—	—
Proceeds from the exercise of warrants	—	—

CASH FLOW PROVIDED BY FINANCING ACTIVITIES	$(58,121)	$(1,976,191)

NET INCREASE (DECREASE) IN CASH	$(744,624)	$2,242,449
CASH, Beginning	$8,960,479	$4,778,333

CASH, Ending	$8,215,855	$7,020,782

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$95,326	$121,065
Taxes	$163,304	$685,000
SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES:
Dividends on preferred stock	$—	$225,109
Conversion of preferred stock for common stock-net	$5,233,000	$762,250
Put liability	$—	$165,654
Warrant liability	$635,691	$—

See notes to consolidated financial statements

Deer Valley Corporation & Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements for the three and nine month periods ended September 30, 2009 and 2008 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The unaudited financial information included in this report includes all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods. The operations for the three and nine month periods ended September 30, 2009 and 2008 are not necessarily indicative of the results of the full fiscal year.

The condensed consolidated financial statements included in this report should be read in conjunction with the financial statements and notes thereto included in the Registrant’s December 31, 2008 Annual Report on Form 10-K and subsequent filings on Form 10-Q or Form 8-K.

The Company has evaluated subsequent events that occurred after September 30, 2009 through the date that the financial statements were issued on November 5, 2009.

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

Fiscal Year - The Company’s operating subsidiaries, Deer Valley Homebuilders, Inc. and Deer Valley Finance Corp., operate on a 52-53 week fiscal year end. For presentation purposes, the reporting period has been presented as ending on September 30, the Company’s quarter end.

Cash Equivalents - The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company considers its investment in Variable Rate Demand Bonds (“VRDB’s”) as highly liquid investments. The VRDB’s can be redeemed with 7 days notice and are guaranteed by a Letter of Credit from Fifth Third Bank. At September 30, 2009 and December 31, 2008, the Company owned $2,879,300 and $4,605,428 of VRDB’s, respectively.

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

Derivative Financial Instruments - Upon the adoption of FASB ASC guidance on Topic 815 “Derivatives and Hedging” in “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” on January 1, 2009, certain of our financial instruments with “down-round” protection features are no longer considered indexed to our Company’s stock for purposes of determining whether they meet the first part of the scope exception ASC 815-10-15-74. As such, these instruments no longer meet the conditions to obtain equity classification and are required to be carried as derivative liabilities, at fair value with changes in fair value reflected in our income (loss). See Note 6 Derivative Liabilities of the consolidated financial statements for additional disclosure data.

Stock Based Compensation - The Company uses the guidance set forth under FASB topic ASC 718 “Compensation – Stock Compensation” and Staff Accounting Bulletin 107 to measure its share based payments. This guidance considers the historical volatility over a period generally commensurate with the expected or contractual term of the share option.

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

The Company estimates the expected term and volatility of options granted based on values derived from its industry peer group. In estimating our expected volatility and term, we have applied the guidance in Question 6 of Topic D of Staff Accounting Bulletin 107 and established a peer group consisting of five companies with similar characteristics to our Company and used a blended average of historical volatilities of these peers over historical periods commensurate with the expected term of each option. As a result, the expected term was generated using the trinomial lattice model. The model uses the contractual term of ten years and then arrives at the expected term based upon the assumptions used in valuing the instrument. Our decision to use these measures was based upon the lack of availability of actively traded options in the Company’s own common stock and the Company’s assessment that the peer group measure of volatility is more representative of future stock price trends than the Company’s historical volatility. The Company bases the risk-free interest rate for option valuation on Constant Maturity Rates provided by the U.S. Treasury with remaining terms similar to the expected term of the options. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option valuation model. In addition, forfeitures of share-based awards are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. As this is the Company’s initial issuance and no historical data exists to estimate pre-vesting option forfeitures the Company has recorded stock-based compensation expense for the all the awards vested. The Company uses the straight-line attribution as its expensing method of the value of share-based compensation for options and awards.

Deer Valley uses a trinomial lattice model to estimate the fair value of the Company’s option awards. No options were granted during the three month period ended September 30, 2009.

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

The following table summarizes the activity related to all Company stock options and warrants for the nine-month period ended September 30, 2009:

		Stock	Exercise Price Per Share		Weighted Average Exercise Price Per Share
	Warrants	Options	Warrants	Options	Warrants	Options

Outstanding at December 31, 2008	22,731,704	700,000	$0.75-3.00	$1.09-$1.14	$1.64	$1.12

Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Cancelled or expired	(910,544)	—	$1.50-2.25	—	$1.75	—

Outstanding at September 30, 2009	21,821,160	700,000	$0.75-3.00	$1.09-$1.14	$1.64	$1.12

The warrants expire at various dates ranging from August 2011 through November 2016. The stock options are fully vested and expire at various dates ranging from July 2017 to September 2017.

Earning (Loss) Per Share - The Company uses the guidance set forth under FASB topic ASC 260, “Earnings Per Share” for calculating the basic and diluted loss per share. Basic income/(loss) per share is computed by dividing net income/(loss) and net income/(loss) attributable to common shareholders by the weighted average number of common shares outstanding. Diluted income/(loss) per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive. Common equivalent shares are excluded from the computation of net loss per share if they would be anti-dilutive.

	For the three month periods ended September 30,		For the nine month periods ended September 30,
	2009	2008	2009	2008

Net income/( loss) available to common shareholders	$(125,853)	$396,054	$(219,208)	$2,075,072

Weighted average shares outstanding:
Basic	18,873,693	12,390,909	14,713,698	11,836,381

Diluted	18,873,693	24,499,534	14,713,698	23,522,197

Income/Loss per share:
Basic	$(0.01)	$0.03	$(0.01)	$0.18

Diluted*	$(0.01)	$0.02	$(0.01)	$0.09

The Company’s dilutive common stock equivalent shares as of September 30, 2009 and 2008 include all of the Convertible Preferred shares and any incremental shares associated with the Company’s outstanding warrants and stock options.

See the detailed list of Common Stock Equivalents below.

Common Stock Equivalents

as of

	Exercise	September 30,
Securities	Price	2009	2008

Preferred:

Series A Preferred		336,667	8,255,325
Series C Preferred		2,246,300	2,246,300
Series E Preferred		1,000,000	1,000,000

Total		3,582,967	11,501,625

Warrants:

Class A Warrants	$1.50	10,369,351	10,369,351
Class B Warrants	$2.25	4,970,824	4,970,824
Class C Warrants	$0.75	2,000,000	2,000,000
Class D Warrants	$0.75	2,000,000	2,000,000
Class E Warrants	$3.00	—	880,544
Class F Warrants	$2.25	1,000,000	1,000,000
Class BD-2 Warrants	$1.50	899,162	919,162
Class BD-3 Warrants	$2.25	449,581	459,581
Class BD-4 Warrants	$1.50	66,121	66,121
Class BD-5 Warrants	$3.00	66,121	66,121

Total		21,821,160	22,731,704

Stock Options:

7/1/07 Issuance	$1.14	350,000	350,000
9/7/07 Issuance	$1.09	350,000	350,000

Total		700,000	700,000

Total common stock equivalents		26,104,127	34,933,329

Income Taxes - The Company utilizes the liability method of accounting for income taxes as set forth under FASB Topic ASC 740 “Income Taxes.” Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

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

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (“Codification”). The Codification is the single source for all authoritative Generally Accepted Accounting Principles (“GAAP”) recognized by the FASB to be applied for financial statements issued for periods ending after September 15, 2009. The Codification does not change GAAP and did not have a material impact on the Company’s financial statements.

In May 2009, the FASB issued guidance under ASC 855 “Subsequent Events” which established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance required the Company to disclose the date through which the Company has evaluated subsequent events and the basis for the date. The guidance was effective for interim periods which ended after June 15, 2009. See Note 1, “Basis of Presentation,” for disclosure of the date to which subsequent events are disclosed.

In June 2008, the FASB issued authoritative guidance as required by the “Derivative and Hedging” ASC Topic 815-10-15-74 in Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock,. The objective is to provide guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock and it applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative, for purposes of determining whether that instrument or embedded feature qualifies for the first part of the scope exception. This Issue also applies to any freestanding financial instrument that is potentially settled in an entity’s own stock, regardless of whether the instrument has all the characteristics of a derivative. We currently have warrants that embody terms and conditions that require the reset of their strike prices upon our sale of shares or equity-indexed financial instruments at amounts less than the conversion prices. These features will no longer be treated as “equity” once it becomes effective. Rather, such instruments will require classification as liabilities and measurement at fair value. Early adoption is precluded. . This standard required the Company’s warrants outstanding to be fair valued on the adoption date (January 1, 2009) and reclassified to liabilities. See Note 6 Derivative Liabilities of the consolidated financial statements for additional disclosure data.

In March 2008, the FASB issued guidance under ASC 815 “Derivatives and Hedging”. The guidance is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company has provided the required disclosures in the accompanying Notes to Condensed Consolidated Financial Statements. See Note 6 Derivative Liabilities of the consolidated financial statements for additional disclosure data.

In December 2007, the FASB issued revised guidance under ASC 805 “Business Combinations”, which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. ASC 805 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of ASC 805 did not have a material impact on the Company’s financial position, results of operations or cash flows because the Company has not been involved in any business combinations during the nine months ended September 30, 2009.

In December 2007, the FASB issued guidance under ASC 810 “Consolidation” This guidance establishes new accounting and reporting standards for the Non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance will change the classification and reporting for minority interest and non-controlling interests of variable interest entities. The guidance requires the minority interest and non-controlling interest of variable interest entities to be carried as a component of stockholders’ equity. Accordingly we will reflect non-controlling interest in our consolidated variable interest entities as a component of stockholders’ equity. This guidance is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. The Company adopted this guidance beginning January 1, 2009. Since we do not currently have minority interest or Variable Interest Entities consolidated in our financial statements, adoption of this guidance has no impact on the Company’s financial statements.

In July 2006, the FASB issued guidance under ASC 740 “Income Taxes”. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial. It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken, or expected to be taken, on a tax return. The adoption of this guidance did not have any impact on our financial statements.

3. INVENTORY

Inventory consisted of the following components:

	September 30, 2009	December 31, 2008

Raw Materials	745,062	905,568
Work-in-Process	204,339	196,500
Finished Goods	569,297	337,840

Total Inventory	$1,518,698	$1,439,908

NOTE 4 – ACCRUED EXPENSES

Accrued expenses consisted of the following:

Category	September 30, 2009	December 31, 2008
Accrued dealer incentive program	339,689	694,886
Accrued third party billings	597,970	702,983
Accrued compensation	382,137	301,535
Accrued repurchase commitment	286,000	265,000
Other	388,471	376,463

Total Accrued Expenses	$1,994,267	$2,340,867

NOTE 5 – PRODUCT WARRANTIES

The Company provides the retail home buyer a one-year limited warranty covering defects in material or workmanship in home structure, plumbing and electrical systems. The Company estimated warranty costs are accrued at the time of the sale to the dealer following industry standards and historical warranty cost incurred. Periodic adjustments to the estimated warranty accrual are made as events occur which indicate changes are necessary. As of September 30, 2009, the Company has provided a liability of $1,533,000 for estimated warranty costs relating to homes sold, based upon management’s assessment of historical experience factors and current industry trends.

Management reviews its warranty requirements at the close of each reporting period and adjusts the reserves accordingly. The following tabular presentation reflects activity in warranty reserves during the periods presented:

	For The Three Month Period Ended		For The Nine Month Period Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Balance at beginning of period	$1,660,000	$2,235,000	$2,220,000	$2,130,000
Warranty charges	409,913	1,138,237	1,245,238	4,087,165
Warranty payments	(536,913)	(1,048,237)	(1,932,238)	(3,892,165)

Balance at end of period	$1,533,000	$2,325,000	$1,533,000	$2,325,000

NOTE 6 – DERIVATIVE LIABILITIES

In June 2008, the FASB issued authoritative guidance required by the “Derivatives and Hedging Topic” ASC 815-10-15-74 “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”. Under this guidance, instruments which contain full ratchet anti-dilution provisions will no longer be considered indexed to a company’s own stock for purposes of determining whether it meets the first part of the scope exception. The adoption of this guidance required us to (1) evaluate our instrument’s contingent exercise provisions and (2) evaluate the instrument’s settlement provisions. Based upon applying this approach to instruments within the scope of the consensus, we have determined that certain of our warrants which were classified in stockholders’ equity on December 31, 2008, no longer meet the definition of Indexed to a Company’s Own Stock provided in the Consensus. Accordingly, effective on January 1, 2009, we were required to reclassify those Warrants, at their fair value to liabilities. This requires that the fair value of these liabilities be re-measured at the end of every reporting period with the change in value reported in the statement of operations. The difference between the amount the warrants were originally recorded in the financials and the fair value of the instruments on January 1, 2009 was considered a cumulative effect of a change in accounting principle and required an adjustment to the opening balance of retained earnings in the amount of $5,537,222 and a reduction of additional paid-in capital of $6,172,913.

The fair value of the derivative warrant liability was $635,691 at the remeasurement date of January 1, 2009 and $873,644 on September 30, 2009. The change in the warrant liability resulted in a derivative expense of $128,377 and $237,953 for the three and nine month period ended September 30, 2009, respectively.

The following is a list of the common shares indexed to derivative financial instruments as of September 30, 2009:

Class A Warrants (Class A-1 & Class A-2)	10,369,351
Class B Warrants	4,970,824
Class C Warrants	2,000,000
Class D Warrants	2,000,000
Class F Warrants (Class F-1 & Class F-2)	1,000,000
Class BD-2 Warrants	899,162
Class BD-3 Warrants	449,581
Class BD-4 Warrants	66,121
Class BD-5 Warrants	66,121

Total number of common shares indexed to derivative instruments	21,821,160

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

The following tables summarize the components of derivative liabilities as of September 30, 2009and the remeasurement date, January 1, 2009:

	September 30, 2009	Remeasurement date January 1, 2009
Class A Warrants (Class A-1 & Class A-2)	$301,814	$143,308
Class B Warrants	188,891	143,657
Class C Warrants	140,000	113,400
Class D Warrants	183,600	207,000
Class E Warrants (a)	—	—
Class F Warrants (Class F-1 & Class F-2)	22,500	11,200
Class BD-2 Warrants	25,986	12,319
Class BD-3 Warrants	8,182	3,597
Class BD-4 Warrants	1,911	906
Class BD-5 Warrants	760	304

Fair values	$873,644	$635,691

Derivative Expense	$237,953

Significant assumptions (or ranges):
Trading market values (1)	$.67	$1.20
Term (years)	1.86 – 3.87	.61 – 4.61
Volatility (1)	62.51% - 82.99%	50.97% - 75.78%
Risk-free rate (2)	.95 – 1.45%	.27% - 1.55%

Fair value hierarchy:

(1)	Level 1 inputs are quoted prices in active markets for identical assets and liabilities, or derived there from. Our trading market values and the volatilities that are calculated thereupon are level 1 inputs.

(2)	Level 2 inputs are inputs other than quoted prices that are observable. We use the current published yields for zero-coupon US Treasury Securities, with terms nearest the remaining term of the warrants for our risk free rate.

(3)	Level 3 inputs are unobservable inputs. Inputs for which any parts are level 3 inputs are classified as level 3 in their entirety. The remaining term used equals the remaining contractual term as our best estimate of the expected term.

(a) As of the remeasurement date, the Series E warrants had a fair value of zero. As of the quarter ended September 30, 2009 the Series E warrants expired.

The following tables summarize the effects on our derivative expense (income) associated with changes in the fair values of our derivative financial instruments by financing arrangement for the quarter ended September 30, 2009:

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009

Class A Warrants (Class A-1 & Class A-2)	$108,733	$158,506
Class B Warrants	3,479	45,234
Class C Warrants	26,800	26,600
Class D Warrants	(32,400)	(23,400)
Class F Warrants (Class F-1 & Class F-2)	7,800	11,300
Class BD-2 Warrants	9,352	13,667
Class BD-3 Warrants	3,416	4,585
Class BD-4 Warrants	787	1,005
Class BD-5 Warrants	410	456

	$128,377	$237,953

NOTE 7 – INCOME TAXES

Income Taxes:

The components of the provision for income taxes are as follows:

September 30, 2009

Current taxes	$(199,942)
Deferred taxes	455,015

Provision for income taxes	$255,073

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

	September 30, 2009
	Amount	Impact on Rate
Income tax at federal rate	$12,194	34.00%
State tax, net of Federal effect	1,517	4.23%
Permanent Differences:

Derivative expense	183,486	511.60%
State tax expense	21,819	60.84%

Total Permanent Differences	$205,305	572.44%

True Up to Tax Return - Deferred Assets	$36,057	100.53%

Total Provision	$255,073	711.20%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income taxes are as follows:

September 30, 2009
Current Deferred Tax Assets:
Warranty Reserve	$586,903
Repurchase Reserve	109,326
Inventory Reserve	10,412
Accrued Legal fees	28,670
Allowance for Doubtful Accounts	1,911

Total Current Deferred Tax Asset	$737,222

Non-Current Deferred Tax Assets:
Share based compensation	$45,834
Goodwill	—
Accelerated Depreciation	—
Rounding	—

Total Non-Current Deferred Tax Assets	$45,834

Non-Current Deferred Tax Liability:
Accelerated Depreciation	$(208,787)
Goodwill	(670,540)

Total Non-Current Deferred Tax Liability	$(879,327)

Total Deferred Tax Assets (Liabilities) - Net	$(96,271)

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Litigation - The Company in the normal course of business is subject to claims and litigation. Management of the Company is of the opinion that, based on information available, such legal matters will not ultimately have a material adverse effect on the financial position or results of operation of the Company.

Reserve for Repurchase Commitments - Deer Valley Homebuilders, Inc. (“DVH”) is contingently liable under the terms of repurchase agreements with financial institutions providing inventory financing for retailers of DVH’s products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The risk of loss under these agreements is spread over numerous retailers. The price DVH is obligated to pay generally declines over the period of the agreement (typically 18 to 24 months) and the risk of loss is further reduced by the sale value of repurchased homes. The maximum amount for which the Company is contingently liable under repurchase agreements is approximately $9,350,000 at September 30, 2009.

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

The Company accounted for the right to be made “whole” as a put liability. The Company determines the fair value of the put liability with a commercially available software product that utilizes a proven Monte Carlo valuation methodology. The Monte Carlo model was utilized to incorporate more complex variables than closed-form models such as the Black-Scholes option valuation model. Based on this analysis, the value of the put liability was determined to be approximately $811,844 at September 30, 2009.

On January 1, 2008 the Company adopted the guidance under FASB topic ASC 820 “Fair Value Measurements and Disclosures”, for our financial assets and financial liabilities. The guidance defines fair value, provides guidance for measuring fair value and requires certain disclosures. The guidance discusses valuation techniques such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The following table summarizes the level inputs used to measure the put liability at fair value:

		September 30, 2009

Settlement guaranteed value		$2,000,000
Indexed shares		2,000,000
Expected volatility	(Level 1)	55.90%-66.69%
Effective strike price		$1.00
Trading Market Price	(Level 1)	$0.67
Expected dividends		—
Expected term in years		1-2 years
Risk free rate of return	(Level 2)	.18%-.40%

As a result of the fair value adjustments the Company has recognized expense for the three month period ended September 30, 2009 and 2008 of $246,000 and $35,827, respectively. The Company recognized expense for the nine month period ended September 30, 2009 and 2008 of $242,000 and $55,898, respectively.

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

Effective April 12, 2009, DVH renewed and amended its existing Loan and Security Agreement with Fifth Third Bank, providing for a line of credit secured by accounts receivable, inventory, equipment and all other tangible and intangible personal property of DVH. In connection with the renewal the maximum principal amount of the facility was reduced from $7,500,000 to $5,000,000. The purpose of the Credit Facility is to provide working capital and letters of credit required in the normal course of the Company’s business. The Credit Facility has a one-year term and has a variable interest rate at 2.50% above LIBOR and provides for conditions to meet, including financial ratios, prior to each advance. See Note 10 Subsequent Event related to the Company’s revolving credit loans.

The amount available under the revolving line of credit is equal to the lesser of $5,000,000 or an amount based on defined percentages of accounts receivable and inventories reduced by any outstanding letters of credit. At September 30, 2009, $1,44,3,535 was available under the revolving line of credit after deducting letters of credit of $375,000.

In addition to the revolving line of credit described in the preceding paragraph, DVH, during its normal course of business, is required to issue irrevocable standby letters of credit in the favor of independent third party beneficiaries to cover obligations under repurchase agreements. As of September 30, 2009, no amounts had been drawn on the above irrevocable letters of credit by the beneficiaries.

NOTE 9 – EQUITY TRANSACTIONS

Series A Convertible Preferred Stock - During the three month period ended September 30, 2009 certain shareholders converted 507,500 shares of Series A Preferred stock, stated value of $5,075,000 into 6,766,667 shares of the Company’s common stock. During the nine month period ended September 30, 2009 certain shareholders converted 523,300 shares of Series A Preferred stock, stated value of $5,233,000, into 6,977,335 shares of the Company’s common stock.

Common Stock Dividends - There were no dividends paid during the nine month period ended September 30, 2009.

NOTE 10 – SUBSEQUENT EVENTS

On October 14, 2009, Deer Valley entered into Revolving Credit Loan and Security Agreement with Fifth Third Bank, which provides for a revolving line of credit in an amount not to exceed Seven Million Five Hundred Thousand and No/100 Dollars ($7,500,000.00) (the “$7,500,000 Loan”). The $7,500,000 Loan is evidenced by a revolving credit note and secured by accounts receivable, inventory, equipment and all other tangible and intangible personal property of Deer Valley. The purpose of the $7,500,000 Loan is to provide display model financing for dealers of the products produced by DVHB. Said financing will be provided through DVC’s new subsidiary DVFC, and administration of individual dealer loans will initially be handled by a third party administrator. The $7,500,000 Loan has a two year term and has a variable interest rate at 4.00% above LIBOR. An event of default such as non-payment of amounts when due under the loan agreement or a breach of a covenant may accelerate the maturity date of the facility. The facility provides for conditions to meet prior to each advance, including financial ratios.

On October 14, 2009, Deer Valley entered into Revolving Credit Loan and Security Agreement with Fifth Third Bank, which provides for a revolving line of credit in an amount not to exceed Five Million and No/100 Dollars ($5,000,000.00) (the “$5,000,000 Loan”). The $5,000,000 Loan is evidenced by a revolving credit note and secured by accounts receivable, inventory, equipment and all other tangible and intangible personal property of Deer Valley. The $5,000,000 Loan is to be utilized for short term working capital financing, letters of credit and as a bridge loan on financing the sale of retail units by DVHB. Said financing will be provided through DVC’s new subsidiary DVFC, and administration of individual dealer loans will initially be handled by a third party administrator. The $5,000,000 Loan has a two year term and has a variable interest rate at 2.50% above LIBOR. An event of default such as non-payment of amounts when due under the loan agreement or a breach of a covenant may accelerate the maturity date of the facility. The facility provides for conditions to meet prior to each advance, including financial ratios.

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

Overview

The Company, through its wholly owned subsidiary Deer Valley Homebuilders, Inc. (“DVH”), designs and manufactures factory-built homes which are sold to a network of independent dealers, builders, developers and government agencies located primarily in the southeastern and south central regions of the United States. The Company does not maintain separate operating segments for these regions and does not separately report financial information by geographic sales area because they are similar products using similar production techniques and sold to the same class of customer. Its principal manufacturing plant is located in Guin, Alabama. The Company owns a separate idled manufacturing plant in Sulligent, Alabama.

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

The Company’s executives are continuing to focus on matters relating to challenges faced by our industry and the general economy. (i) Management has been addressing the well-publicized slowdown in the housing industry by adjusting capacity with market demand. The Company will continue to monitor demand and may take additional steps to adjust capacity based on our views of and direction of the industry. (ii) In recognition of an important trend in the housing market toward modular homes and the recurring need for emergency housing as part of the Company’s strategic plan, management will continue to increase the Company’s involvement in the modular segment of the factory-built housing industry. The Company believes that establishing these alternative distribution channels will add stability and position the company for growth when market conditions improve. The Company has targeted the production of smaller units (less than 3,000 square feet) that are readily producible, in a cost efficient manner, using the Company’s existing manufacturing capabilities. The Company sells these models to large tract developers, government agencies and individuals through independent dealers. (iii) Management is addressing the reduced availability of “dealer inventory financing” with a newly created wholly owned subsidiary, Deer Valley Finance Corp (DVFC). The subsidiary was created to provide short-term inventory-secured loans to qualified retail dealers and developers. (iv) The Company continues to focus on operating activities to improve manufacturing efficiencies, reduce overall costs and increase gross margins.

In April 2008, the Company was awarded a $16.1 million contract to build more than 120 twin-town home units for first phase of a multi-phase 264-acre master-planned residential rental community called Savanna Trials in Ocean Springs, Mississippi by M&C Development LLC. Construction and delivery of the first homes in Phase I of the development began in the second quarter of 2008, and the Company received $2.4 million in revenue during the year ended December 31, 2008 based on initial deliveries on the contract. Due to delays in the project the completion date has been extended. Due to these delays deliveries on the contract were halted during the second quarter of 2009, but have recently resumed at a slower than anticipated pace. The Company’s revenues from deliveries on the contract for the three and nine month period ended September 30, 2009 were $212,000 and $529,000, respectively. The Company is unable to predict when project delays will be resolved or whether it will be awarded additional contracts for other development phases of the community.

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

In October 2009, the Company created Deer Valley Finance Corp. (DVFC), a new, wholly owned subsidiary. The subsidiary was created to provide short-term inventory-secured loans to qualified retail dealers and developers. Since September 2008, the nation-wide credit crisis has resulted in a precipitous reduction in the availability of inventory financing for retail outlets in the factory built housing industry. This reduction in credit facilities has impaired the short-term marketing thrust and the long-term viability of many independent dealers and residential developers including some who distribute Deer Valley Homes. Through the establishment of the new financial subsidiary, Deer Valley is aggressively moving to counter the credit squeeze that many of the Company’s existing dealers are experiencing. The existence of DVFC also positions the Company to potentially gain “shelf space” at additional independent dealer sales centers in regions where the Company is not currently represented. The Company will fund the new financial subsidiary through the reallocation of existing cash reserves in combination with funds available from an enhanced commercial bank credit facility with Fifth Third Bank. Administrative services for DVFC’s new floor plan loan program will be provided by Triad Financial Services, Inc. (“Triad”) of Jacksonville, Florida.

On October 14, 2009, Deer Valley entered into Revolving Credit Loan and Security Agreement with Fifth Third Bank, which provides for a revolving line of credit in an amount not to exceed Seven Million Five Hundred Thousand and No/100 Dollars ($7,500,000.00) (the “$7,500,000 Loan”). The $7,500,000 Loan is evidenced by a revolving credit note and secured by accounts receivable, inventory, equipment and all other tangible and intangible personal property of Deer Valley. The purpose of the $7,500,000 Loan is to provide display model financing for dealers of the products produced by DVHB. Said financing will be provided through DVC’s new subsidiary DVFC, and administration of individual dealer loans will initially be handled by a third party administrator. The $7,500,000 Loan has a two year term and has a variable interest rate at 4.00% above LIBOR. An event of default such as non-payment of amounts when due under the loan agreement or a breach of a covenant may accelerate the maturity date of the facility. The facility provides for conditions to meet prior to each advance, including financial ratios.

On October 14, 2009, Deer Valley entered into Revolving Credit Loan and Security Agreement with Fifth Third Bank, which provides for a revolving line of credit in an amount not to exceed Five Million and No/100 Dollars ($5,000,000.00) (the “$5,000,000 Loan”). The $5,000,000 Loan is evidenced by a revolving credit note and secured by accounts receivable, inventory, equipment and all other tangible and intangible personal property of Deer Valley. The $5,000,000 Loan is to be utilized for short term working capital financing, letters of credit and as a bridge loan on financing the sale of retail units by DVHB. Said financing will be provided through DVC’s new subsidiary DVFC, and administration of individual dealer loans will initially be handled by a third party administrator. The $5,000,000 Loan has a two year term and has a variable interest rate at 2.50% above LIBOR. An event of default such as non-payment of amounts when due under the loan agreement or a breach of a covenant may accelerate the maturity date of the facility. The facility provides for conditions to meet prior to each advance, including financial ratios.

Manufacturing Operations

We produce all of our factory built homes at our plant in Guin, Alabama, which is functioning on a eight-hour shift, five-day work week. During the third quarter of 2009, the Company’s average production rate was approximately 20 “floors” produced per week. As of September 30, 2009, our backlog of orders stood at 13 days.

Our plant in Guin, Alabama operated at a capacity of 57% during the quarter ended September 30, 2009. We have one idle plant located in Sulligent, Alabama.

The Company manufacturers homes that are designed as primary residences ready for immediate occupancy. The homes, most of which are customized at the companies factory to the home buyers specifications, are constructed with many of the same components and building materials used in site-built homes. The Company has concentrated on the medium to higher priced segments of the manufactured housing market.

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

Results of Operations

The following discussion examines the results of the Company’s operations for the three month period ended September 30, 2009. This discussion of our financial condition and results of operations should be read in conjunction with our financial statements and notes to the financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment by our management. It is also imperative that one read our December 31, 2008 Annual Report on Form 10-K and subsequent filings on Form 8-K.

HISTORICAL RESULTS – THREE MONTH PERIOD ENDED September 30, 2009 AND September 30, 2008.

Revenues. Overall gross revenue for the three month period ended September 30, 2009 was $6,840,725 compared to $15,637,809 for the three month period ended September 30, 2008, representing a decrease of $8,797,084, or approximately 56%. Overall gross revenue for the nine month period ended September 30, 2009 was $19,516,349 compared to $51,304,164 for the nine month period ended September 30, 2008, representing a decrease of $31,788,815, or approximately 62%. Revenue for the three month period ended September 30, 2009 decreased over the same periods in 2008, primarily due to the overall decline in the manufactured housing industry. Revenue for the nine month period ended September 30, 2009 decreased over the same periods in 2008, primarily due to the overall decline in the manufactured housing industry and the company’s completion in 2008 of its contract with the State of Mississippi for the production of two-bedroom and three-bedroom cottages as part of its program that is designed to test and evaluate future disaster housing units. During the nine month period ended September 30, 2009 the Company delivered 0 units and recognized $0 revenue under its contract with the State of Mississippi compared to 275 units and $13,435,000 revenue for the same nine month period in 2008.

Gross Profit. Gross profit for the three month period ended September 30, 2009 was $1,362,438 or 19.9% of total revenue compared to $2,206,673 or 14.1% of total revenue for the three month period ended September 30, 2008. Gross profit for the nine month period ended September 30, 2009 was $3,565,334 or 18.3% of total revenue compared to $8,847,697 or 17.2% of total revenue for the nine month period ended September 30, 2008. The decrease in gross profit is attributable to the decline in revenues. Based on management’s assessment of historical experience and current trends in wholesale shipments and dealer inventories we reduced our warranty provision by $127,000 for the three month period ended September 30, 2009 and $687,000 for the nine month period ended September 30, 2009. The Company includes the following types of expenses in cost of sales: purchase and receiving costs, freight in, direct labor, supply costs, warehousing, direct and indirect overhead costs, inspection, transfer, actual and accrued warranty, depreciation, and amortization costs.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses for the three month period ended September 30, 2009 were $905,263 compared to $1,607,684 for the three month period ended September 30, 2008. General and administrative costs decreased for the three month period ended September 30, 2009 in comparison to the corresponding period for 2008. Selling, general, and administrative expenses for the nine month period ended September 30, 2009 were $3,029,421 compared to $5,544,316 for the nine month period ended September 30, 2008. General and administrative costs decreased for the nine month period ended September 30, 2009 in comparison to the corresponding period for 2008. These changes are primarily due to reduced overhead cost associated with ideling of Sulligent, Alabama manufacturing facility in September 2008 and consolidation of manufacturing processes at our Guin, Alabama manufacturing facility and an overall decrease in salaries, wages and employee benefits as a result of reduced number of employees. The Company includes the following types of expenses in selling, general and administrative expense: sales salaries, sales commissions, bad debt expense, advertising, administrative overhead, administrative salaries and bonuses and legal and professional fees.

Other Income (Expense). Derivative expense for the three month period ended September 30, 2009 was $374,377 compared to $35,827 for the three month period ended September 30, 2008. The increase is attributable to the adoption of guidance required by the “Derivatives and Hedging topic 815-10-15-74 Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock and the increase in fair value of the put liability. See Note 6 Derivative Liabilities and Note 6 Commitments and Contingencies of the consolidated financial statements for additional disclosure data.

Net Income. The net income (loss) for the three month period ended September 30, 2009 was $(125,853) compared to net income (loss) of $396,054 for the three month period ended September 30, 2008. The net loss (loss) for the nine month period ended September 30, 2009 was $(219,208) compared to net income of $2,098,380 for the nine month period ended September 30, 2008. This decrease in net income is primarily due to a decrease in revenues discussed above. .

Liquidity and Capital Resources

Management believes that the Company currently has sufficient cash flow from operations, available bank borrowings, cash, and cash equivalents to meet its short-term working capital requirements. The Company had $8,215,855 in cash and cash equivalents as of September 30, 2009, compared to $8,960,479 in cash and cash equivalents as of December 31, 2008. The Company’s decrease in cash at September 30, 2009 compared to December 31, 2008 is primarily attributable to cash used in the Company’s operations. Should our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner which will increase or accelerate our anticipated costs or capital demand, such as through the acquisition of new products, our working capital could be depleted at an accelerated rate.

The Company’s operations may require significant use of cash reserves during 2009 compared to 2008. In October 2009, the Company created Deer Valley Finance Corp. (DVFC), a new, wholly owned subsidiary. The subsidiary was created to provide short-term inventory-secured loans to qualified retail dealers and developers. The newly formed finance company will be funded by cash reserves of the Company and advances under its credit facility with Fifth Third Bank.

The net cash used in operating activities of $755,578 for the nine month period ended September 30, 2009 was primarily attributable to (i) an increase in other assets, (ii) a decrease in accrued dealer incentive programs, (iii)

a decrease in estimated warranty reserves. The net cash provided in operating activities of $4,472,305 for the nine month period ended September 30, 2008 was primarily attributable to (i) an increase in inventories and accounts payable, (ii) a decrease in accounts receivables primarily due to the collection of accounts receivables under the Company’s contract with the State of Mississippi, (iii) an increase in accrued expenses, and (iv) the net income for the nine month period ended September 30, 2008 .

The net cash provided in investing activities for the nine month period ending September 30, 2009 was $69,075, which reflects proceeds from sale of equipment. The net cash used in investing activities for the nine month period ending September 30, 2008 was $253,665, which reflects capitalization of normal operating purchases of equipment.

The net cash used in financing activities for the nine month period ending September 30, 2009 was $58,121, which reflects a decrease in long-term debt due to scheduled principal payments of the Company’s commercial real estate mortgage. The net cash used in financing activities for the nine month period ending September 30, 2008 was $1,976,191, which primarily relates to payments of the Company’s borrowings under its line of credit with its senior lender that were used to finance the accounts receivable of the cottages for the State of Mississippi contract.

Effective April 12, 2009, DVH renewed and amended its existing debt facility with Fifth Third Bank, providing for a line of credit secured by accounts receivable, inventory, equipment and all other tangible and intangible personal property of DVH. In connection with the renewal, the maximum principal amount of the facility was reduced from $7,500,000 to $5,000,000. The purpose of the Credit Facility is to provide working capital and letters of credit required in the normal course of the Company’s business. The Credit Facility has a one-year term and has a variable interest rate at 2.50% above LIBOR and provides for conditions to meet, including financial ratios, prior to each advance. The terms on the debt facility were renewed and amended on October 14, 2009 as discussed below.

On October 14, 2009, Deer Valley entered into Revolving Credit Loan and Security Agreement with Fifth Third Bank, which provides for a revolving line of credit in an amount not to exceed Five Million and No/100 Dollars ($5,000,000.00) (the “$5,000,000 Loan”). The $5,000,000 Loan is evidenced by a revolving credit note and secured by accounts receivable, inventory, equipment and all other tangible and intangible personal property of Deer Valley. The $5,000,000 Loan is to be utilized for short term working capital financing, letters of credit and as a bridge loan on financing the sale of retail units by DVHB. Said financing will be provided through DVC’s new subsidiary DVFC, and administration of individual dealer loans will initially be handled by a third party administrator. The $5,000,000 Loan has a two year term and has a variable interest rate at 2.50% above LIBOR. An event of default such as non-payment of amounts when due under the loan agreement or a breach of a covenant may accelerate the maturity date of the facility. The facility provides for conditions to meet prior to each advance, including financial ratios.

On October 14, 2009, Deer Valley entered into Revolving Credit Loan and Security Agreement with Fifth Third Bank, which provides for a revolving line of credit in an amount not to exceed Seven Million Five Hundred Thousand and No/100 Dollars ($7,500,000.00) (the “$7,500,000 Loan”). The $7,500,000 Loan is evidenced by a revolving credit note and secured by accounts receivable, inventory, equipment and all other tangible and intangible personal property of Deer Valley. The purpose of the $7,500,000 Loan is to provide display model financing for dealers of the products produced by DVHB. Said financing will be provided through DVC’s new subsidiary DVFC, and administration of individual dealer loans will initially be handled by a third party administrator. The $7,500,000 Loan has a two year term and has a variable interest rate at 4.00% above LIBOR. An event of default such as non-payment of amounts when due under the loan agreement or a breach of a covenant may accelerate the maturity date of the facility. The facility provides for conditions to meet prior to each advance, including financial ratios.

We are contingently liable under the terms of repurchase agreements with financial institutions providing inventory financing for retailers of our products. For more information on the repurchase agreements, including the Company’s contingent liability thereunder, please see “Reserve for Repurchase Commitments” below.

Recent Developments

In April 2008, the Company was awarded a $16.1 million contract to build more than 120 twin-town home units for first phase of a multi-phase 264-acre master-planned residential rental community called Savanna Trials in Ocean Springs, Mississippi by M&C Development LLC. Construction and delivery of the first homes in Phase I of the development began in the second quarter of 2008, and the Company received $2.4 million in revenue during the year ended December 31, 2008 based on initial deliveries on the contract. Due to delays in the project the completion date has been extended. Due to these delays deliveries on the contract were halted during the second quarter of 2009, but have recently resumed at a slower than anticipated pace. The Company’s revenues from deliveries on the contract for the three and nine month period ended September 30, 2009 were $212,000 and $529,000, respectively. The Company is unable to predict when project delays will be resolved or whether it will be awarded additional contracts for other development phases of the community.

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

In October 2009, the Company created Deer Valley Finance Corp. (DVFC), a new, wholly owned subsidiary. The subsidiary was created to provide short-term inventory-secured loans to qualified retail dealers and developers. Since September 2008, the nation-wide credit crisis has resulted in a precipitous reduction in the availability of inventory financing for retail outlets in the factory built housing industry. This reduction in credit facilities has impaired the short-term marketing thrust and the long-term viability of many independent dealers and residential developers including some who distribute Deer Valley Homes. Through the establishment of the new financial subsidiary, Deer Valley is aggressively moving to counter the credit squeeze that many of the Company’s existing dealers are experiencing. The existence of DVFC also positions the Company to potentially gain “shelf space” at additional independent dealer sales centers in regions where the Company is not currently represented. The Company will fund the new financial subsidiary through the reallocation of existing cash reserves in combination with funds available from an enhanced commercial bank credit facility. Administrative services for DVFC’s new floor plan loan program will be provided by Triad Financial Services, Inc. (“Triad”) of Jacksonville, Florida.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments which affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. For a description of those estimates, see Note 2, Summary of Significant Accounting Policies, contained in the explanatory notes to the Company’s financial statements for the quarter ended September 30, 2009, contained in this filing and the Company’s Form 10-K for December 31, 2008. On an ongoing basis, we evaluate our estimates, including those related to reserves, deferred tax assets, valuation allowances, impairment of long-lived assets, fair value of equity instruments issued to consultants for services, and estimates of costs to complete contracts. We base our estimates on historical experience and on various other assumptions which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities which are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. However, we believe that our estimates, including those for the above-described items, are reasonable.

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

Warranties

We provide our retail buyers with a one-year limited warranty covering defects in material or workmanship, including plumbing and electrical systems. We record a liability for estimated future warranty costs relating to homes sold, based upon our assessment of historical experience and industry trends. In making this estimate, we evaluate historical sales amounts, warranty costs related to homes sold and timing in which any work orders are completed. The Company has accrued a warranty liability reserve of $1,533,000 on its balance sheet as of September 30, 2009. Although we maintain reserves for such claims, there can be no assurance that warranty expense levels will remain at current levels or that the reserves that we have set aside will continue to be adequate. A large number of warranty claims which exceed our current warranty expense levels could have a material adverse affect upon our results of operations.

Volume Incentives Payable

We have relied upon volume incentive payments to our independent dealers who retail our products. These volume incentive payments are accounted for as a reduction to gross sales, and are estimated and accrued when sales of our factory-built homes are made to our independent dealers. Volume incentive reserves are recorded based upon the annualized purchases of our independent dealers who purchase a qualifying amount of home products from us. We accrue a liability to our dealers, based upon estimates derived from historical payout rates. We had a reserve for volume incentives payable of $339,689 as of September 30, 2009.

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

The risk of loss that we face under these repurchase agreements is lessened by several factors, including the following:

(i)	the sales of our products are spread over a number of independent dealers,

(ii)	historically we have had only isolated instances where we have incurred a repurchase obligation, although with the declining market and deteriorating financial conditions of dealer network there is no guarantee that such historical trends will continue,

(iii)	the price we are obligated to pay under such repurchase agreements declines based upon a predetermined amount over a period which usually does not exceed 24 months, and

(iv)	we have been able to resell homes repurchased from lenders at current market prices, although there is no guarantee that we will continue to be able to do so.

The maximum amount for which the Company is contingently liable under such agreements amounted to approximately $9,350,000 as of September 30, 2009, as compared to $20,165,000 as of September 30, 2008. As of September 30, 2009 and September 30, 2008, we had reserves of $286,000 and $240,000, respectively, established for future repurchase commitments, based upon our prior experience and evaluation of our independent dealers’ financial conditions.

Due to the downturn in the HUD Code housing industry and the difficulties that our dealers are experiencing in obtaining floor plan financing, we have increased our reserves as a percentage of our aggregate repurchase obligations. The current economic climate has caused stress on the financial condition of our dealer network, based on these changes we have elevated the probability of default for the group and adjusted our estimated reserves accordingly. During the nine month period ended September 30, 2009 we repurchased 15 homes due to dealer failures compared to 1 home repurchased during the nine month period ended Sept 30, 2008. If the number of dealers become insolvent, or default on their inventory financing loans, exceeds our estimates this could have a material adverse affect upon our results of operations.

Derivative Liability

In June 2008, the FASB issued authoritative guidance required by the “Derivatives and Hedging Topic 815-10-15-74 “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”. Under this guidance, instruments which contain full ratchet anti-dilution provisions will no longer be considered indexed to a company’s own stock for purposes of determining whether it meets the first part of the scope exception. The adoption of this guidance required us to (1) evaluate our instrument’s contingent exercise provisions and (2)

evaluate the instrument’s settlement provisions. Based upon applying this approach to instruments within the scope of the consensus, we have determined that certain of our warrants which were classified in stockholders’ equity on December 31, 2008, no longer meet the definition of Indexed to a Company’s Own Stock provided in the Consensus. Accordingly, effective on January 1, 2009, we were required to reclassify those Warrants, at their fair value to liabilities. This requires that the fair value of these liabilities be re-measured at the end of every reporting period with the change in value reported in the statement of operations. The difference between the amount the warrants were originally recorded in the financials and the fair value of the instruments on January 1, 2009 was considered a cumulative effect of a change in accounting principle and required an adjustment to the opening balance of retained earnings in the amount of $5,537,222 and a reduction of additional paid-in capital of $6,172,913.

The fair value of the derivative warrant liability was $635,691 at the remeasurement date of January 1, 2009 and $873,644 on September 30, 2009. The change in the warrant liability resulted in a derivative expense of $128,377 and $237,953 for the three and nine month period ended September 30, 2009, respectively. See Note 6 Derivative Liabilities of the consolidated financial statements for additional disclosure data.

Recent accounting pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (“Codification”). The Codification is the single source for all authoritative Generally Accepted Accounting Principles (“GAAP”) recognized by the FASB to be applied for financial statements issued for periods ending after September 15, 2009. The Codification does not change GAAP and did not have a material impact on the Company’s financial statements.

In May 2009, the FASB issued guidance under ASC 855 “Subsequent Events” which established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance required the Company to disclose the date through which the Company has evaluated subsequent events and the basis for the date. The guidance was effective for interim periods which ended after June 15, 2009. See Note 1, “Basis of Presentation,” for disclosure of the date to which subsequent events are disclosed.

In June 2008, the FASB issued authoritative guidance as required by the “Derivative and Hedging” Topic 815-10-15-74 in Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock,. The objective is to provide guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock and it applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative, for purposes of determining whether that instrument or embedded feature qualifies for the first part of the scope exception. This Issue also applies to any freestanding financial instrument that is potentially settled in an entity’s own stock, regardless of whether the instrument has all the characteristics of a derivative. We currently have warrants that embody terms and conditions that require the reset of their strike prices upon our sale of shares or equity-indexed financial instruments at amounts less than the conversion prices. These features will no longer be treated as “equity” once it becomes effective. Rather, such instruments will require classification as liabilities and measurement at fair value. Early adoption is precluded. . This standard required the Company’s warrants outstanding to be fair valued on the adoption date (January 1, 2009) and reclassified to liabilities. See Note 6 Derivative Liabilities of the consolidated financial statements for additional disclosure data.

In March 2008, the FASB issued guidance under ASC 815 “Derivatives and Hedging”. The guidance is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company has provided the required disclosures in the accompanying Notes to Condensed Consolidated Financial Statements. See Note 6 Derivative Liabilities of the consolidated financial statements for additional disclosure data.

In December 2007, the FASB issued revised guidance under ASC 805 “Business Combinations”, which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. This standard is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows because the Company has not been involved in any business combinations during the nine months ended September 30, 2009.

In December 2007, the FASB issued guidance under ASC 810 “Consolidation” This guidance establishes new accounting and reporting standards for the Non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance will change the classification and reporting for minority interest and non-controlling interests of variable interest entities. The guidance requires the minority interest and non-controlling interest of variable interest entities to be carried as a component of stockholders’ equity. Accordingly we will reflect non-controlling interest in our consolidated variable interest entities as a component of stockholders’ equity. This guidance is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. The Company adopted this guidance beginning January 1, 2009. Since we do not currently have minority interest or Variable Interest Entities consolidated in our financial statements, adoption of this guidance has no impact on the Company’s financial statements.

In July 2006, the FASB issued guidance under ASC 740 “Income Taxes”. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial. It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken, or expected to be taken, on a tax return. The adoption of this guidance did not have any impact on our financial statements.

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

The Company accounted for the right to be made “whole” as a put liability. The Company determines the fair value of the put liability with a commercially available software product that utilizes a proven Monte Carlo valuation methodology. The Monte Carlo model was utilized to incorporate more complex variables than closed-form models such as the Black-Scholes option valuation model. Based on this analysis, the value of the put liability was determined to be approximately $811,844 September 30, 2009.

On January 1, 2008 the Company adopted the guidance under FASB topic ASC 820 “Fair Value Measurements and Disclosures”, for our financial assets and financial liabilities. The guidance defines fair value, provides guidance for measuring fair value and requires certain disclosures. The guidance discusses valuation techniques such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The following table summarizes the level inputs used to measure the put liability at fair value:

September 30, 2009

Settlement guaranteed value	$2,000,000
Indexed shares	2,000,000
Expected volatility (Level 1)	55.90% - 66.69%
Effective strike price	$1.00
Trading Market Price (Level 1)	$0.67
Expected dividends	—
Expected term in years	1-2 years
Risk free rate of return (Level 2)	.18% - .40%

As a result of the fair value adjustments the Company has recognized income (expense) for the three month period ended September 30, 2009 and 2008 of ($246,000) and ($35,827), respectively. The Company recognized income (expense) for the nine month period ended September 30, 2009 and 2008 of $(242,000) and ($55,898), respectively.

Item 4T.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending September 30, 2009 covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

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

Except for the appointment of Mr. Lawler on January 27, 2009, no change in the Company’s internal control over financial reporting occurred during the three and nine month periods ended September 30, 2009, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Series A Convertible Preferred Stock - During the three month period ended September 30, 2009 certain shareholders converted 507,500 shares of Series A Preferred stock, stated value of $5,075,000 into 6,766,667 shares of the Company’s common stock. During the nine month period ended September 30, 2009 certain shareholders converted 523,300 shares of Series A Preferred stock, stated value of $5,233,000, into 6,977,335 shares of the Company’s common stock.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description
3.01	Articles of Incorporation of Deer Valley Corporation. (1)
3.02	Bylaws of Deer Valley Corporation. (1)
4.01	Certificate of Designation, Rights, and Preferences of Series A Convertible Preferred Stock. (1)
4.02	Certificate of Designation, Rights, and Preferences of Series B Convertible Preferred Stock. (1)
4.03	Certificate of Designation, Rights, and Preferences of Series C Convertible Preferred Stock. (1)
4.04	Certificate of Designation, Rights, and Preferences of Series D Convertible Preferred Stock. (1)
4.05	Certificate of Designation, Rights, and Preferences of Series E Convertible Preferred Stock. (2)
10.01	Revolving Credit Loan and Security Agreement - $7,500,000 Revolving Credit Loan (3)
10.02	Revolving Credit Note - $7,500,000 (3)
10.03	Revolving Credit Loan and Security Agreement - $5,000,000 Revolving Credit Loan (3)
10.04	Revolving Credit Note - $5,000,000 (3)
21.01	Subsidiaries of Registrant (4)
31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 13, 2009. (4)
31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 13, 2009. (4)
32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 13, 2009. (4)
32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 13, 2009. (4)

(1)	Previously filed as an exhibit to the Form 8-K, filed with the SEC on July 28, 2006 and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Form 10-QSB, filed with the SEC on November 20, 2006 and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Form 8-K, filed with the SEC on October 19, 2009 and incorporated herein by reference.
(4)	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Deer Valley Corporation
(Registrant)

Dated: November 5, 2009	By:	/S/ CHARLES G. MASTERS
Charles G. Masters
President & Chief Executive Officer