Form 10-K
period 2009-12-31
DEER VALLEY CORP
filed 2010-03-31
CIK 95047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

The issuer’s revenues for its most recent fiscal year were $27,605,315. The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 16, 2010 was $3,287,8751. The number of shares outstanding of the Registrant’s common stock as of March 16, 2010 was 17,449,517.

[1]

Market value based upon sales occurring on June 30, 2009. Calculation does not account for common shares issuable upon conversion of convertible preferred stock or exercise of common stock purchase warrants.

DEER VALLEY CORPORATION

2009 FORM 10-K

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

Unless otherwise indicated or the context otherwise requires, all references below in this filing to “we,” “us,” the “Company,” and “Deer Valley” are to Deer Valley Corporation, a Florida corporation, together with its wholly-owned subsidiaries, Deer Valley Homebuilders, Inc. (“DVH”), an Alabama corporation formed in January 2004 and Deer Valley Financial Corp (“DVFC”), a Florida corporation formed in September 2009.

General

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

Business of the Issuer

Overview

The Company, through its wholly owned subsidiaries Deer Valley Homebuilders, Inc. (“DVH”) and Deer Valley Financial Corp (“DVFC”), designs, manufactures and provides dealer inventory-secured financing for manufactured homes. The Company’s manufacturing plant located in Guin, Alabama, produces homes which are marketed in 15 states through a network of independent dealers, builders, developers and government agencies located primarily in the southeastern and south central regions of the United States. Short-term inventory-secured loan financing is offered to qualified retail dealers and developers, through DVFC, a new wholly owned subsidiary created in the fourth quarter 2009. The Company does not maintain separate operating segments for regions and does not separately report financial information by geographic sales area because they are similar products using similar production techniques and sold to the same class of customer. The Company owns a separate idled manufacturing plant in Sulligent, Alabama.

In recent years, the HUD Code housing industry has suffered a downturn in sales as a result of a tightening of credit standards, restricted availability of retail and wholesale financing, excessive inventory levels and zoning restrictions in certain urban and coastal areas. This industry decline began in 1999, approximately five years before we successfully began our business in January, 2004. We were able to launch and grow our business during this period of industry decline by focusing on efficient manufacturing processes, engineering leading industry products, experienced and capable relations oriented sales and management teams, stringent cost controls, and attention to dealer support, customer satisfaction, and service efforts.

The Company’s executives are continuing to focus on matters relating to challenges faced by our industry and the general economy. (i) Throughout 2009 management has been addressing the well-publicized slowdown in the housing industry by adjusting capacity with market demand. The Company will continue to monitor demand and may take additional steps to adjust capacity based on our views of and direction of the industry. (ii) In recognition of an important trend in the housing market toward modular homes and the recurring need for emergency housing as part of the Company’s strategic plan, management will continue to increase the Company’s involvement in the modular segment of the factory-built housing industry. The Company believes that establishing alternative distribution channels will add stability and position the company for growth when market conditions improve. The Company has targeted the production of smaller units (less than 3,000 square feet) that are readily producible, in a cost efficient manner, using the Company’s existing manufacturing capabilities. The Company sells these models to large tract developers, government agencies and individuals through independent dealers. (iii) Management is addressing the reduced availability of “dealer inventory financing” with a newly created wholly owned subsidiary, Deer Valley Finance Corp (DVFC). The subsidiary was created to provide short-term inventory-secured loans to qualified retail dealers and developers. (iv) The Company continues to focus on operating activities to improve manufacturing efficiencies, reduce overall costs and increase gross margins.

Recent Industry and Company Developments

In April 2008, the Company was awarded a $16.1 million contract to build more than 120 twin-town home units for first phase of a multi-phase 264-acre master-planned residential rental community called Savanna Trials in Ocean Springs, Mississippi by M&C Development LLC. Construction and delivery of the first homes in Phase I of the development began in the second quarter of 2008. Through December 31, 2009 the Company has delivered 31 twin-town home units and received approximately $4.0 million based on deliveries on the contract. During 2009 the project developer experienced delays and the completion date is unknown at this time. There has been no activity on the contract since October 2009. Due to prevailing market conditions and history of delays the Company is unable to predict when project delays will be resolved or whether it will be awarded additional contracts for other development phases of the community.

Addressing the industry decline in shipments of manufactured homes, on September 22, 2008, the Company idled its Sulligent, Alabama plant and thereafter consolidated its production operations at the Company’s larger plant located in Guin, Alabama in order to address the continuing constriction of the retail housing market. The consolidation with the Guin, Alabama plant was contemporaneous with certain staff reductions necessary to align the Company’s production capacity with estimated sales levels for the next several quarters. As the Sulligent, Alabama plant does not represent a separate operating segment of the Company and no plans exist to dispose of the plant, the Company has not separately accounted for the Sulligent Plant as a discontinued operation in its financial statements.

The nation-wide credit crisis has resulted in a precipitous reduction in the availability of inventory financing for retail outlets in the factory built housing industry. In late 2008, the Company received advisories from national financial service companies which provide “inventory-secured financing” for the majority of the Company’s independent retail dealers of HUD-Code homes. Because of the worldwide volatility and disruption in the capital markets, these traditional lenders have terminated, reduced or modified their retail dealer financing programs in an effort to reduce their asset based portfolios. This reduction in credit facilities has impaired the short-term marketing thrust and the long-term viability of many independent dealers and residential developers including some who distribute Deer Valley Homes.

Management is addressing the reduced availability of “dealer inventory financing” by the creation of Deer Valley Finance Corp. (DVFC), a new, wholly owned subsidiary. The subsidiary was created in the fourth quarter 2009 to provide short-term inventory-secured loans to qualified retail dealers and developers. Through the establishment of the new financial subsidiary, Deer Valley is aggressively moving to counter the credit squeeze that many of the Company’s existing dealers are experiencing. The existence of DVFC also positions the Company to potentially gain “shelf space” at additional independent dealer sales centers in regions where the Company is not currently represented. The Company will fund the new financial subsidiary through the reallocation of existing cash reserves in combination with funds available from an enhanced commercial bank credit facility with Fifth Third Bank. Administrative services for DVFC’s new inventory-secured loan program are provided by Triad Financial Services, Inc. (“Triad”) of Jacksonville, Florida.

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

The Company’s Board of Directors has taken several strategic initiatives to improve shareholder value through a series of anti-dilutive securities repurchases. The Company expects the net result of these initiatives to contribute to greater per share earnings which will inherently create greater shareholder value.

In its first action in the series, the Board authorized the repurchase of a block of 2 million shares of the Company’s common stock being held in escrow for the benefit of the former owners and current managers of the Company’s primary operating subsidiary (the “Escrowed Shares”). Pursuant to the Earnout Agreement dated January 18, 2006, as amended (the (Earnout Agreement”), the Escrowed Shares were issued in December 2007 and were being held in escrow until the scheduled release date, January 18, 2011. The Board authorized the repurchase of the Escrowed Shares for $0.35/share (an aggregate of $700,000). The purchase price of $700,000 will replace the shares in escrow. Note: The Company had previously guaranteed that at the time of the escrow release, the total value of the escrow account assets would be equal to or greater than $2 million (the “escrow shortfall obligation”). The escrow shortfall obligation is recorded as a put liability of $1,323,844 on the Company’s balance sheet for the year ended December 31, 2009, contained in this filing. Through action taken in February 2010, the Board has given notice that the Company will exercise its option to satisfy the “escrow shortfall obligation” with a cash payment of $1,300,000 thus eliminating the potential for any share dilution related to the escrow value guarantee. Pursuant to the Second Amendment to the Earnout Agreement effective as of February 26, 2010, the escrowed funds will be released, and the “escrow shortfall obligation” will be paid, to the beneficiaries on or about December 31, 2010.

In a second action, the Board approved the repurchase and cancellation of one entire class of options that granted the holders the right to purchase an aggregate of 700,000 common shares at strike prices evenly divided between $1.09 and $1.14. The entire repurchase was accomplished for the nominal sum of $700. The repurchase and cancellation of these options, all of which were formerly held by members of the Board, was another step toward simplifying the Company’s capital structure and the elimination of a potential source of future earnings dilution.

In a third action to improve shareholder value in the near term and to further reduce future earnings dilution, the Board authorized a limited share repurchase program allowing for the occasional open market purchase of the Company’s common shares to a maximum cumulative expenditure of $500,000.

Manufacturing Operations

We produce all of our factory built homes at our plant in Guin, Alabama, which is functioning on a eight-hour shift, five-day work week. The Company’s average production rate was approximately 20 “floors” produced per week, during the fourth quarter of 2009 and approximately 18 “floors” produced per week for the fiscal year 2009. As of December 31, 2009, our backlog of orders stood at 11 days.

Our plant in Guin, Alabama operated at a capacity of 59% and 52% during the quarter ended December 31, 2009 and the fiscal year ended December 31, 2009, respectively. We have one idle plant located in Sulligent, Alabama.

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

While our HUD Code and modular homes are constructed with many of the same components and building materials used in site-built homes, we utilize a cost-efficient assembly line manufacturing process which enables us to produce a quality home at a significantly lower cost per square foot than a traditional, site-built home. Lower cost are achieved through bulk quantity purchase of building materials, production workforce is trained and managed more efficiently and effectively than the system of contract labor typical in the construction industry and the indoor building process allows work crews to avoid delays caused by outside factors, such as inclement weather, vandalism and theft, that are common at traditional home sites.

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

Because the cost of transporting a factory-built home is significant, substantially all of our homes are sold to dealers within a 500 mile radius of our manufacturing facility. DVH arranges, at dealers’ expense, for the transportation of finished homes to dealer locations using independent trucking companies. Customary sales terms are cash-on-delivery or guaranteed payment from a inventory-secured financing source. Dealers or other independent installers are responsible for placing the home on site and connecting utilities.

Backlog of Orders and Sales Policies

Substantially all production of our factory-built homes is initiated against specific orders. As of December 31, 2009, our total backlog of orders stood at $1,250,000, compared to $1,400,000 at December 31, 2008. Dealer orders are subject to cancellation prior to commencement of production, and we do not consider our backlog to be firm orders. Because we operate in an industry where order lead times are extremely short, we do not view backlog at any point in time to be indicative of the level of our future revenues.

Sales of our HUD Code homes are made to dealers either through inventory-secured financing arrangements with a financial institution, DVFC or on a cash basis. When a home is purchased, we receive payment either directly from the dealer or from a financial institution which has agreed to finance dealer purchases of our manufactured homes. As is customary in our industry, many financial institutions that finance dealer purchases require that we execute a repurchase agreement which provides that, in the event a dealer defaults on its repayment of the financing arrangement, we agree to repurchase the manufactured home from the financing institution, in accordance with a declining repurchase price schedule that is mutually agreed upon. Because we do not build significant inventories of either finished goods or raw materials and because we initiate production against a specific product order, we do not have significant inventories or a backlog of product orders.

Products

We currently manufacture and sell both single-section and multi-section models, with the substantial majority of our products being multi-section HUD Code homes. Ninety-seven percent of the HUD Code homes we produced in 2009 consisted of multi-section units. We offer over 35 different floor plans, ranging in size from approximately 840 to 3,030 square feet. We are constantly introducing new designs, features and accessories to appeal to changing trends and consumer feedback. Many of our homes are customized to homebuyers’ specifications and have features associated with site-built homes, such as central heating, name-brand appliances, carpeting, cabinets, walk-in closets, wall coverings, porches, 1/2 inch drywall, thermally sealed double-paned low-e windows, enhanced insulation, oak cabinets, and six inch exterior wall construction standards. We believe that our willingness to offer heavy built construction standards and customize floor plans and design features to match homebuyers’ preferences is a principal factor which differentiates us from our competitors.

Green construction processes and environmentally-friendly building materials are part of our home building process. We offer only energy efficient, heavy built homes that exceed industry standards for construction thresholds. Managing material selections, air quality issues and recycling strategies during the manufacturing process are all part of our effective green building strategy.

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

The Company continues to expand its product offerings in its modular home line. The homes are currently offered in five states: Alabama, Mississippi, Louisiana, Arkansas and Tennessee. These modular homes include front load porch designs to accommodate the narrow lot lines typical in coastal areas. Our modular homes are constructed to withstand a 110 mile per hour wind load. In addition, we offer an optional 140 mile per hour wind load feature on our modular homes. The Company is seeking to expand into other states with new designs to fulfill the demand among builders and developers for factory-built structures. Typical features in our modular homes include “heavy built” construction very similar to Deer Valley Homebuilders, Inc.’s other offerings. The Company will perform customization in this line of modular homes, as each builder has different needs.

Our modular homes must be constructed in accordance with the local building codes in effect at the point of delivery. These codes vary from state to state and also within states. We build our modular homes to the standards of the International Residential Code (“IRC”). The IRC has been adopted wholesale by several states and by selected localities in many others.

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

Deer Valley is focused on designing affordable factory-built homes with features and construction standards comparable to site-built homes. In addition to offering the consumer options specified in the preceding paragraph, Deer Valley generally offers extensive customization of floor plan designs and exterior elevations to meet specific customer preferences. The following table sets forth certain sales information for 2009 and 2008:

Floor Shipments	2009	2008
HUD-Code	712	1474
Modular	182	159
MEMA Cottages	0	275
Total	894	1908

Independent Dealer Network, Sales and Marketing

As of the date of this filing, we had approximately 70 participating independent dealers marketing our factory-built homes at around 80 locations. Our independent dealers are not required to exclusively sell our homes and will typically choose to offer the products of other manufacturers in addition to ours. We do not have written exclusive agreements with our independent dealers and do not have any control over the operations of, or financial interest in, any of our independent dealers. In 2009, our largest dealer location accounted for approximately 18% of our sales.

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

During the fiscal year ended December 31, 2009, we estimate that the percentage of our revenues by region was as follows:

Regions	Primary States	Percentage of Revenue by Region
East South Central	Alabama, Kentucky, Mississippi, Tennessee	31%
West South Central	Arkansas, Louisiana, Oklahoma, Texas	56%
South Atlantic	Florida, Georgia, West Virginia	7%
North Central	Illinois, Indiana, Missouri	6%

Our sales staff maintains and monitors our relationships with each independent retailer in an effort to maintain excellent relationships with our network of independent dealers. Approximately 87% of our sales were to dealers operating in the East South Central and West South Central regions.

Sales information provided above is merely a geographic indicator to the reader of where the Company’s products are sold by region. The Company does not maintain separate operating segments and does not separately report financial information, by geographic sales area or otherwise, for separate operating segments.

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

The well-publicized slowdown in the housing industry has yet to stabilize and HUD Code homes are not immune from this trend. Excess site-built home inventory has had an adverse impact on the contingency contract process, wherein potential homebuyers must sell their existing site-built home in order to facilitate the purchase of a new manufactured home. In addition, many on-site home builders with high inventory levels are offering sizeable incentives to homebuyers, creating added competition for the factory-built housing industry. Also, competition from sales of repossessed site-built homes has negatively impacted retail sales of new manufactured homes.

Due to the difficult economic, financing and credit conditions the manufactured housing industry and the Company continue to operate at low production and shipment levels. National home shipments for the industry as a whole were down 39% for the calendar year 2009, compared to prior year. Until there is an infusion of new and competitive finance resources into the manufactured housing market any meaningful expansion in the industry will be delayed.

Economic pressures during 2009 have caused some dealers in the Company’s network to cease doing business. The Company typically replaces any non-operating dealers with other dealers in or around the area. However, this trend may continue in the near future presenting an ongoing risk to the Company.

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

Independent Dealer Financing

The majority of our independent dealers finance their purchases through “inventory-secured financing” arrangements under which a financial institution provides the dealer with a loan for the purchase price of the home and maintains a security interest in the home as collateral. The nation-wide credit crisis has resulted in a precipitous reduction in the availability of inventory financing for retail outlets in the factory built housing industry. In late 2008, the Company received advisories from national financial service companies which provide “inventory-secured financing” for the majority of the Company’s independent retail dealers of HUD-Code homes. Because of the worldwide volatility and disruption in the capital markets, these traditional lenders have terminated, reduced or modified their retail dealer financing programs in an effort to reduce their asset based portfolios. This reduced availability of wholesale financing has resulted in reduced sales to independent dealers and residential developers during 2009.

Management is addressing the reduced availability of “dealer inventory financing” by the creation of Deer Valley Finance Corp. (DVFC), a new, wholly owned subsidiary. The subsidiary was created to provide short-term inventory-secured loans to qualified retail dealers and developers. Through the establishment of the new financial subsidiary, Deer Valley is aggressively moving to counter the credit squeeze that many of the Company’s existing dealers are experiencing. The existence of DVFC also positions the Company to potentially gain “shelf space” at additional independent dealer sales centers in regions where the Company is not currently represented. The Company will fund the new financial subsidiary through the reallocation of existing cash reserves in combination with funds available from an enhanced commercial bank credit facility with Fifth Third Bank. Administrative services for DVFC’s new inventory-secured loan program are provided by Triad Financial Services, Inc. (“Triad”) of Jacksonville, Florida.

In connection with a inventory-secured financing arrangement, the financial institution that provides the independent dealer financing customarily requires DVH to enter into a separate repurchase agreement with the financial institution, under which DVH is obligated, upon default by the independent dealer, to repurchase the home at the original invoice price less the cost of all damaged/missing items, plus certain administrative and shipping expenses. The repurchase agreement relates to homes located on an authorized dealer’s lot and in new, sellable condition. As a result, the potential repurchase liability may be offset by the value of the repurchased house. The risk of loss which we face under these repurchase agreements is also lessened by additional factors listed under Item 7 of this filing, at “Reserve for Repurchase Commitments.”

As of December 31, 2009, DVH’s contingent repurchase liability under inventory-secured financing arrangements through independent dealers was approximately $8,240,000. While homes repurchased by DVH under inventory-secured financing arrangements are usually sold to other dealers, no assurance can be given that DVH will be able to sell to other dealers homes which it may be obligated to repurchase in the future or that DVH will not suffer more losses with respect to, and as a consequence of, those arrangements than we have accrued in our financial statements.

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

The capital requirements for entry as a producer in the factory-built housing industry are relatively small in comparison to potential revenue. However, we believe that entry into the industry may be more difficult due to the repurchase requirements imposed by the inventory-secured financing obtained by dealers. In addition, we believe that the qualifications for obtaining inventory financing, which are based upon the financial strength of the manufacturer and each of its dealers, have recently become more difficult to meet due to the departure of financial institutions from the market and efforts of our competitors to add dealers to their sales network.

We believe that our willingness to customize floor plans and design features to match customer preferences, offer inventory-secured financing to qualified dealers and developers, offer factory-provided trim-out and installation services, and provide efficient customer service differentiate us from most of our competitors in the factory-built housing industry. By focusing our manufacturing efforts exclusively on HUD Code homes and modular homes on a cost-effective basis and by relying upon our strong network of regional independent dealers within our geographical market, we have been able to minimize our administrative and marketing expenses while providing our customers with a competitively priced product that maximizes value for the purchase price paid for the home. In addition, we maintain close relationships with each of our independent dealers and carefully monitor our service responsibilities to the customers who purchase a factory-built home from us.

We compete with other manufacturers, some of which maintain their own wholesale (dealer) and retail (consumer) financing subsidiaries. Companies with greater access to inventory-secured financing and retail financing could have a significant market advantage.

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

Employees

As of December 31, 2009, we had 308 employees, all of whom are full-time. None of our employees are represented by a labor union and we consider our relationships with our employees to be good.

ITEM 2.	DESCRIPTION OF PROPERTY

The Company’s executive and operating offices are located at 3111 W. Dr. MLK Blvd., Ste 100, Tampa, FL 33607, which were formerly located at 4218 W. Linbaugh Avenue, Tampa, FL 33634. The Company moved its offices to the new location in 2008. The telephone number at the Company’s executive offices is (813) 885-5998. DVH’s principal manufacturing plant and offices are located at 205 Carriage Street, Guin, Alabama 35563 (the “Guin Property”), and its telephone number is (205) 468-8400. DVH’s principal manufacturing plant and company offices consist of a manufacturing plant with 107,511 square feet, a frame shop with 10,800 square feet, material shed of 23,172 square feet and offices with 11,250 square feet of space. DVH owns the buildings and 25.5 acres underlying these facilities. DVH has executed a mortgage on the Guin Property in favor of a national bank. In addition, DVH owns an idled manufacturing facility with a 65,992 square foot manufacturing plant located on approximately 13 acres of land in Sulligent, Alabama (the “Sulligent Property”). The Sulligent Property was idled in September 2008.

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

During the fourth quarter of the fiscal year which ended on December 31, 2009, no matter was submitted to a vote of security holders.

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

2008 Quarter Ended	High	Low
December 31, 2008	$1.28	$.70
September 30, 2008	$1.30	$.90
June 30, 2008	$1.05	$.90
March 31, 2008	$1.00	$.77

2009 Quarter Ended
December 31, 2009	$.94	$.35
September 30, 2009	$1.00	$.55
June 30, 2009	$1.20	$.35
March 31, 2009	$1.20	$1.20

RULES GOVERNING LOW-PRICE STOCKS THAT MAY AFFECT ABILITY TO RESELL SHARES. Our common stock is subject to certain rules adopted by the SEC that regulate broker-dealer practices in connection with transactions in “penny stocks”. Penny stocks generally are securities with a price of less than $ 5.00 other than securities registered on certain national exchanges or quoted on the NASDAQ system, provided that the exchange or system provides current price and volume information with respect to transaction in such securities. The additional sales practice and disclosure requirements imposed upon broker-dealers may discourage broker-dealers from effecting transactions in our shares which could limit the market liquidity of the shares and impede the sale of our shares in the secondary market.

The penny stock rules require broker-dealers, prior to a transaction in a penny stock not otherwise exempt from the rules, to make a special suitability determination for the purchaser to receive the purchaser’s written consent to the transaction prior to sale, to deliver standardized risk disclosure documents prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. In addition, the penny stock regulations require the broker-dealer to deliver prior to any transaction involving the penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt. A broker-dealer is also required to disclose commissions payable to the broker-dealer and the registered representative and current quotations for the securities. Finally, a broker-dealer is required to send monthly statements disclosing recent price information with the respect to the penny stock held in a customer’s account and information with respect to the limited market in penny stocks.

Holders Of Common Stock

On March 16, 2010, there were 320 registered holders or persons otherwise entitled to hold our common shares pursuant to a shareholders’ list provided by our transfer agent, Computershare Investor Services, N.A. The number of registered shareholders excludes any estimate by us of the number of beneficial owners of common shares held in street name.

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

Securities Authorized For Issuance Under Equity Compensation Plans

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding option, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	700,000	$1.115	1,100,000

Total	700,000	$1.115	1,100,000

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

The Company did not issue any stock options or warrants pursuant to an equity compensation plan during 2009 or 2008.

In February 2010, the Company’s Board of Directors approved the repurchase and cancellation of all of the options referenced in column (a) of the Equity Compensation Plan Information Table above. All of such options were repurchased for the nominal sum of $700.

Recent Sales of Unregistered Securities

Except as reported in previous filings, we did not sell any securities in transactions which were not registered under the Securities Act in the fiscal year ended December 31, 2009.

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

Readers should not place undue reliance on these forward-looking statements, which are based on management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below), and apply only as of the date of this filing. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors which could cause or contribute to such differences include, but are not limited to, the risks to be discussed in our Registration Statement on Form SB-2 filed on April 19, 2006, as subsequently amended or supplemented, and in the press releases and other communications to shareholders issued by us from time to time which attempt to advise interested parties of the risks and factors which may affect our business. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Overview

The Company, through its wholly owned subsidiaries Deer Valley Homebuilders, Inc. (“DVH”) and Deer Valley Financial Corp (“DVFC”), designs, manufactures and provides dealer inventory-secured financing for manufactured homes. The Company’s manufacturing plant located in Guin, Alabama, produces homes which are marketed in 15 states through a network of independent dealers, builders, developers and government agencies located primarily in the southeastern and south central regions of the United States. Short-term inventory-secured loan financing is offered to qualified retail dealers and developers, through DVFC, a new wholly owned subsidiary created in the fourth quarter 2009. The Company does not maintain separate operating segments for regions and does not separately report financial information by geographic sales area because they are similar products using similar production techniques and sold to the same class of customer. The Company owns a separate idled manufacturing plant in Sulligent, Alabama.

In recent years, the HUD Code housing industry has suffered a downturn in sales as a result of a tightening of credit standards, restricted availability of retail and wholesale financing, excessive inventory levels and zoning restrictions in certain urban and coastal areas. This industry decline began in 1999, approximately five years before we successfully began our business in January, 2004. We were able to launch and grow our business during this period of industry decline by focusing on efficient manufacturing processes, engineering leading industry products, experienced and capable relations oriented sales and management teams, stringent cost controls, and attention to dealer support, customer satisfaction, and service efforts.

The Company’s executives are continuing to focus on matters relating to challenges faced by our industry and the general economy. (i) Throughout 2009 management has been addressing the well-publicized slowdown in the housing industry by adjusting capacity with market demand. The Company will continue to monitor demand and may take additional steps to adjust capacity based on our views of and direction of the industry. (ii) In recognition of an important trend in the housing market toward modular homes and the recurring need for emergency housing as part of the Company’s strategic plan, management will continue to increase the Company’s involvement in the modular segment of the factory-built housing industry. The Company believes that establishing alternative distribution channels will add stability and position the company for growth when market conditions improve. The Company has targeted the production of smaller units (less than 3,000 square feet) that are readily producible, in a cost efficient manner, using the Company’s existing manufacturing capabilities. The Company sells these models to large tract developers, government agencies and individuals through independent dealers. (iii) Management is addressing the reduced availability of “dealer inventory financing” with a newly created wholly owned subsidiary, Deer Valley Finance Corp (DVFC). The subsidiary was created to provide short-term inventory-secured loans to qualified retail dealers and developers. (iv) The Company continues to focus on operating activities to improve manufacturing efficiencies, reduce overall costs and increase gross margins.

In April 2008, the Company was awarded a $16.1 million contract to build more than 120 twin-town home units for first phase of a multi-phase 264-acre master-planned residential rental community called Savanna Trials in Ocean Springs, Mississippi by M&C Development LLC. Construction and delivery of the first homes in Phase I of the development began in the second quarter of 2008. Through December 31, 2009 the Company has delivered 31 twin-town home units and received approximately $4.0 million based on deliveries on the contract. During 2009 the project experienced delays and the completion date is unknown at this time. There has been no activity on the contract since October 2009. Due to prevailing market conditions and history of delays the Company is unable to predict when project delays will be resolved or whether it will be awarded additional contracts for other development phases of the community.

Addressing the industry decline in shipments of manufactured homes, on September 22, 2008, the Company idled its Sulligent, Alabama plant and thereafter consolidated its production operations at the Company’s larger plant located in Guin, Alabama in order to address the continuing constriction of the retail housing market in the third quarter of 2008. The consolidation with the Guin, Alabama plant was contemporaneous with certain staff reductions necessary to align the Company’s production capacity with estimated sales levels for the next several quarters. As the Sulligent, Alabama plant does not represent a separate operating segment of the Company and no plans exist to dispose of the plant, the Company has not separately accounted for the Sulligent Plant as a discontinued operation in its financial statements.

The nation-wide credit crisis has resulted in a precipitous reduction in the availability of inventory financing for retail outlets in the factory built housing industry. In late 2008, the Company received advisories from national financial service companies which provide “inventory-secured financing” for the majority of the Company’s independent retail dealers of HUD-Code homes. Because of the worldwide volatility and disruption in the capital markets, these traditional lenders have terminated, reduced or modified their retail dealer financing programs in an effort to reduce their asset based portfolios. This reduction in credit facilities has impaired the short-term marketing thrust and the long-term viability of many independent dealers and residential developers including some who distribute Deer Valley Homes.

Management is addressing the reduced availability of “dealer inventory financing” by the creation of Deer Valley Finance Corp. (DVFC), a new, wholly owned subsidiary. The subsidiary was created in the fourth quarter 2009 to provide short-term inventory-secured loans to qualified retail dealers and developers. Through the establishment of the new financial subsidiary, Deer Valley is aggressively moving to counter the credit squeeze that many of the Company’s existing dealers are experiencing. The existence of DVFC also positions the Company to potentially gain “shelf space” at additional independent dealer sales centers in regions where the Company is not currently represented. The Company will fund the new financial subsidiary through the reallocation of existing cash reserves in combination with funds available from an enhanced commercial bank credit facility with Fifth Third Bank. Administrative services for DVFC’s new inventory-secured loan program are provided by Triad Financial Services, Inc. (“Triad”) of Jacksonville, Florida.

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

The Company’s Board of Directors has taken several strategic initiatives to improve shareholder value through a series of anti-dilutive securities repurchases. The Company expects the net result of these initiatives to contribute to greater per share earnings which will inherently create greater shareholder value.

In its first action in the series, the Board authorized the repurchase of a block of 2 million shares of the Company’s common stock being held in escrow for the benefit of the former owners and current managers of the Company’s primary operating subsidiary (the “Escrowed Shares”). Pursuant to the Earnout Agreement dated January 18,

2006, as amended (the (Earnout Agreement”), the Escrowed Shares were issued in December 2007 and were being held in escrow until the scheduled release date, January 18, 2011. The Board authorized the repurchase of the Escrowed Shares for $0.35/share (an aggregate of $700,000). The purchase price of $700,000 will replace the shares in escrow. Note: The Company had previously guaranteed that at the time of the escrow release, the total value of the escrow account assets would be equal to or greater than $2 million (the “escrow shortfall obligation”). The escrow shortfall obligation is recorded as a put liability of $1,323,844 on the Company’s balance sheet for the year ended December 31, 2009, contained in this filing. Through action taken in February 2010 , the Board has given notice that the Company will exercise its option to satisfy the “escrow shortfall obligation” with a cash payment of $1,300,000 thus eliminating the potential for any share dilution related to the escrow value guarantee. Pursuant to the Second Amendment to the Earnout Agreement effective as of February 26, 2010, the escrowed funds will be released, and the “escrow shortfall obligation” will be paid, to the beneficiaries on or about December 31, 2010.

In a second action, the Board approved the repurchase and cancellation of one entire class of options that granted the holders the right to purchase an aggregate of 700,000 common shares at strike prices evenly divided between $1.09 and $1.14. The entire repurchase was accomplished for the nominal sum of $700.00. The repurchase and cancellation of these options, all of which were formerly held by members of the Board, was another step toward simplifying the Company’s capital structure and the elimination of a potential source of future earnings dilution.

In a third action to improve shareholder value in the near term and to further reduce future earnings dilution, the Board authorized a limited share repurchase program allowing for the occasional open market purchase of the Company’s common shares to a maximum cumulative expenditure of $500,000.

Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment by our management. Information for the year ended December 31, 2009 and year ended December 31, 2008 is that of the Company on a consolidated basis with DVH.

Revenues. The Company had gross revenues of $27,605,315 in fiscal year 2009, as compared to $61,324,359 in fiscal year 2008. This decrease in revenue for 2009 was due to the Company’s fulfillment of its contract with the State of Mississippi for the production of two-bedroom and three-bedroom cottages and to the industry wide softness in demand for HUD Code housing units. Home shipments were 446 in 2009 compared to 1,140 in 2008. Home shipments in 2008 include 275 and of homes shipped under completion of its contract with the State of Mississippi.

Gross Profit. Gross profit was $5,244,119 or 19.0% of total revenue for 2009, compared to $10,312,447 or 16.8% of total revenue for 2008. The decrease in gross profit is attributable to the decline in revenues. This increase in gross profit as a percentage of total revenue is primarily due to improvements in manufacturing efficiencies gained through the consolidation of its production operations. Based on management’s assessment of historical experience and current trends in wholesale shipments and dealer inventories we reduced our warranty provision by $690,000 for the fiscal year ended December 31, 2009. The Company includes the following types of expenses in cost of sales: purchase and receiving costs, freight in, direct labor, supply costs, warehousing, direct and indirect overhead costs, inspection, transfer, actual and accrued warranty, depreciation, and amortization costs.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses for the fiscal year ending December 31, 2009 were $3,898,187, compared to $6,822,139 for the fiscal year 2008. Selling, general and administrative costs decreased primarily due to reduced overhead cost associated with the consolidation of production operations and an overall decrease in salaries, wages and employee benefits as a result of reduced number of employees. The Company includes the following types of expenses in selling, general and administrative expense: sales salaries, sales commissions, bad debt expense, advertising, administrative overhead, administrative salaries and bonuses and legal and professional fees.

Other Income (Expense). Derivative expense for the year ended December 31, 2009 was $381,054 compared to $54,298 for the year ended December 31, 2008. The increase is attributable to fair value adjustments of the put liability, partially offset by the adoption of guidance required by “Derivatives and Hedging” topic 815-10-15-74, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock. See Note 9 Long-term Debt and Note 10 Derivative Liabilities of the consolidated financial statements for additional disclosure data.

Impairment Charge. Based on a combination of factors, including the economic environment, the sustained period of decline in the Company’s market capitalization, and the implied valuation and discount rate assumptions in the Company’s industry, the Company concluded that its goodwill was impaired. During 2009, the Company recorded a non-cash impairment charge of $7,256,917. See Note 5 Goodwill of the consolidated financial statements for additional disclosure data.

Net Income (Loss). The net loss for the year ended December 31, 2009 was $4,092,597, compared to net income of $2,188,925 for the year ended December 31, 2008. The decrease in net income is attributable to the goodwill impairment charge and a decrease in revenues discussed above. After accounting for the stock dividend payable to preferred stockholders and the deemed dividend to preferred stockholders on beneficial conversion features, the net income to common stockholders for the fiscal year 2008 was $2,165,617. During a portion of 2008, the Company accrued its semi-annual common stock dividends for shareholders holding shares of the Company’s Series A Preferred Convertible Stock (the “Series A Preferred Stock”). Pursuant to the terms of the Series A Preferred Stock, those dividends accrued by the Company for 2008 represent the final dividends to be issued to such shareholders.

Liquidity and Capital Resources

Management believes that the Company currently has sufficient cash flow from operations, available bank borrowings, cash, and cash equivalents to meet its short-term working capital requirements. The Company had $8,503,866 in cash and cash equivalents as of December 31, 2009, compared to $8,960,479 in cash and cash equivalents as of December 31, 2008. Should our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner which will increase or accelerate our anticipated costs or capital demand, such as through the acquisition of new products, our working capital could be depleted at an accelerated rate.

The Company’s operations may require significant use of cash reserves during 2010 compared to prior years. In October 2009, the Company created Deer Valley Financial Corp. (DVFC), a wholly owned subsidiary. The subsidiary was created to provide short-term inventory-secured loans to qualified retail dealers and developers. The newly formed finance company will be funded by cash reserves of the Company and advances under its credit facility with Fifth Third Bank.

For the fiscal year ended December 31, 2009, operating activities used net cash of $446,636 primarily as a result of the following:

(a)	net income of $1,429,131, excluding the following non-cash items totaling $5,521,728, depreciation, derivative expense, deferred income taxes and goodwill impairment charge,

(b)	a decrease in accounts receivable of $623,044, and

(c)	a decrease in inventories of $701,615, all which were offset by

(d)	an increase in inventory finance notes receivable of $1,017,740

(e)	an increase in prepayments and other assets of $450,197

(f)	a decrease in accounts payable of $405,608,

(g)	a decrease in estimated services and warranties of $690,000, and

(h)	a decrease in accrued dealer incentive programs and other accrued expenses of $593,240

For the fiscal year ended December 31, 2008, operating activities provided net cash of $6,444,599 primarily as a result of the following:

(a)	net income of $2,596,723, excluding the following non-cash items totaling $407,798, depreciation and derivative expense,

(b)	a decrease in accounts receivable of $3,646,473, the decrease in accounts receivable is primarily attributable collection of receivable due the company under its contract with the State of Mississippi, and

(c)	a decrease in inventories of $508,838, all which were offset by

(d)	a decrease in accounts payable of $489,410,

(e)	a decrease in other accrued expenses of $129,001

The net cash provided by investing activities for the fiscal year ended December 31, 2009 was $71,032, which reflects proceeds from the sale of equipment. The net cash used in investing activities for the fiscal year ended December 31, 2008 was $258,075, which reflects normal equipment additions.

The net cash used in financing activities for the fiscal year ended December 31, 2009 was $81,009, which primarily relates to the scheduled repayment of the Company’s long-term debt. The net cash used in financing activities for the fiscal year ended December 31, 2008 was $2,004,378, which primarily relates to the repayment of the Company’s borrowings under its line of credit to complete the State of Mississippi contract.

The Company is contingently liable under the terms of the repurchase agreements with financial institutions providing inventory financing for retailers of our products. For more information on the repurchase agreements, including the Company’s contingent liability thereunder, please see “Reserve for Repurchase Commitments” below.

DVH, during its normal course of business, is required to issue irrevocable standby letters of credit to cover obligations under its workmen compensation insurance policy in the amount of $375,000. As of December 31, 2009, no amounts had been drawn on the above irrevocable letters of credit by the beneficiaries.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments which affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. For a description of those estimates, see Note 2, Summary of Significant Accounting Policies, contained in the explanatory notes to the Company’s financial statements for the year ended December 31, 2009, contained in this filing. On an ongoing basis, we evaluate our estimates, including those related to reserves, deferred tax assets, valuation allowances, impairment of long-lived assets, fair value of equity instruments issued to consultants for services, and estimates of costs to complete contracts. We base our estimates on historical experience and on various other assumptions which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities which are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. However, we believe that our estimates, including those for the above-described items, are reasonable.

Critical Accounting Estimates

Management is aware that certain changes in accounting estimates employed in generating financial statements can have the effect of making the Company look more or less profitable than it actually is. Management does not believe that the Company has made any such changes in accounting estimates. A summary of the most critical accounting estimates employed by the Company in generating financial statements follows below.

Warranties

We provide our retail buyers with a one-year limited warranty covering defects in material or workmanship, including plumbing and electrical systems. We record a liability for estimated future warranty costs relating to homes sold, based upon our assessment of historical experience and industry trends. In making this estimate, we evaluate historical sales amounts, warranty costs related to homes sold and timing in which any work orders are completed. The Company has accrued a warranty liability reserve of $1,530,000 on its balance sheet as of December 31, 2009 compared with a warranty liability reserve of $2,220,000 on its balance sheet as of December 31, 2008. Based on management’s assessment of historical experience and current trends in wholesale shipments and dealer inventories we reduced our warranty provision by $690,000 for the fiscal year ended December 31, 2009. Although we maintain reserves for such claims, there can be no assurance that warranty expense levels will remain at current levels or that the reserves that we have set aside will continue to be adequate. A large number of warranty claims which exceed our current warranty expense levels could have a material adverse affect upon our results of operations.

Volume Incentives Payable

We have relied upon volume incentive payments to our independent dealers who retail our products. These volume incentive payments are accounted for as a reduction to gross sales, and are estimated and accrued when sales of our factory-built homes are made to our independent dealers. Volume incentive reserves are recorded based upon the annualized purchases of our independent dealers who purchase a qualifying amount of home products from us. We accrue a liability to our dealers, based upon estimates derived from historical payout rates. Volume incentive costs represent a significant expense to us, and any significant changes in actual payouts could have an adverse affect on our financial performance. We had a reserve for volume incentives payable of $320,629 as of December 31, 2009, as compared to $694,886 as of December 31, 2008.

Reserve for Repurchase Commitments

Most of our independent dealers finance their purchases under a wholesale inventory-secured financing arrangement under which a financial institution provides the dealer with a loan for the purchase price of the home and maintains a security interest in the home as collateral. When entering into a inventory-secured arrangement, the financial institution routinely requires that we enter into a separate repurchase agreement with the lender, under which we are obligated, upon default by the independent dealer, to repurchase the factory-built home at our original invoice price less the cost of administrative and shipping expenses. Our potential loss under a repurchase obligation depends upon the estimated net resale value of the home, as compared to the repurchase price that we are obligated to pay. This amount generally declines on a predetermined schedule over a period that usually does not exceed 24 months.

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

The maximum amount for which the Company is contingently liable under such agreements amounted to approximately $8,240,000 at December 31, 2009, as compared to $16,620,000 at December 31, 2008. As of December 31, 2009 and December 31, 2008, we had reserves of $275,000 and $265,000, respectively, established for future repurchase commitments, based upon our prior experience and evaluation of our independent dealers’ financial conditions. We have increased repurchase reserves as compared to amounts under repurchase obligation based on identified changes in dealers’ financial conditions and the probability of default for the group of dealers identified at an elevated disk of default. Because Deer Valley to date has not experienced any significant losses under these agreements, management does not expect any future losses to have a material effect on our accompanying financial statements.

Impairment of Long-Lived Assets

As previously discussed, the manufactured housing industry has experienced an overall market decline. Addressing the constriction of the retail housing market, in 2008 the Company idled its Sulligent, Alabama plant and thereafter consolidated its production operations at the Company’s larger plant located in Guin, Alabama. In accordance with FASB Topic ASC 420 “Exit on Disposal Cost Obligations”, the Company evaluates the carrying value of long-lived assets to be held and used when events and circumstances warrant such a review. The carrying value of long-lived assets is considered impaired when the anticipated undiscounted cash flow from such assets is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived assets. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that the fair market values are primarily based on independent appraisals and preliminary or definitive contractual arrangements less costs to dispose. Based on our estimates of the fair value of idled facility no impairment charges have been recorded.

Goodwill

Goodwill is related to the acquisition of DeerValley Acquisitions Corp. and Deer Valley Homebuilders, Inc on January 18, 2006. The Company tests goodwill for impairment at least annually, during the fourth quarter and on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. Recoverability of goodwill is evaluated using a two-step process. In the first step, the fair value of our reporting unit is compared to its carrying value. If the fair value of our reporting unit exceeds the carrying value of the net assets assigned to a reporting unit, goodwill is considered not impaired and no further testing is required. If the carrying value of the net assets assigned to a reporting unit exceeds the fair value of a reporting unit, the second step of the impairment test is performed in order to determine the implied fair value of a reporting unit’s goodwill. Determining the implied fair value of goodwill requires valuation of a reporting unit’s tangible and intangible assets and liabilities in a manner similar to the allocation of purchase price in a business combination. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, goodwill is deemed impaired and is written down to the extent of the difference. Similar to the review for impairment of other long-lived assets, the resulting fair value determination is significantly impacted by estimates of future sales for the Company’s products, capital needs, economic trends and other factors. See Note 5 for further discussion regarding the Company’s goodwill.

Revenue Recognition

Revenue for our products sold to independent dealers are generally recorded when all of the following conditions have been met: (i) an order for the home has been received from the dealer, (ii) an agreement with respect to payment terms has been received, and (iii) the home has been shipped and risk of loss has passed to the dealer and collectability is reasonably assured.

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

In June 2008, the FASB issued authoritative guidance as required by the “Derivative and Hedging” ASC Topic 815-10-15-74 in Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock,. The objective is to provide guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock and it applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative, for purposes of determining whether that instrument or embedded feature qualifies for the first part of the scope exception. This Issue also applies to any freestanding financial instrument that is potentially settled in an entity’s own stock, regardless of whether the instrument has all the characteristics of a derivative. We currently have warrants that embody terms and conditions that require the reset of their strike prices upon our sale of shares or equity-indexed financial instruments at amounts less than the conversion prices. These features will no longer be treated as “equity” once it becomes effective. Rather, such instruments will require classification as liabilities and measurement at fair value. Early adoption is precluded. This standard required the Company’s warrants outstanding to be fair valued on the adoption date (January 1, 2009) and reclassified to liabilities. See Note 10 Derivative Liabilities of the consolidated financial statements for additional disclosure data.

In March 2008, the FASB issued guidance under ASC 815 “Derivatives and Hedging”. The guidance is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company has provided the required disclosures in the accompanying Notes to Condensed Consolidated Financial Statements. See Note 10 Derivative Liabilities of the consolidated financial statements for additional disclosure data.

In December 2007, the FASB issued revised guidance under ASC 805 “Business Combinations”, which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. ASC 805 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. The adoption of ASC 805 did not have a material impact on the Company’s financial position, results of operations or cash flows because the Company has not been involved in any business combinations during the year ended December 31, 2009.

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

In July 2006, the FASB issued guidance under ASC 740 “Income Taxes”. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements. It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken, or expected to be taken, on a tax return. The adoption of this guidance did not have any impact on our financial statements.

Off-Balance Sheet Arrangements

None

ITEM 8.	FINANCIAL STATEMENTS

Deer Valley Corporation & Subsidiary

Consolidated Financial Statements

For the Years Ended December 31, 2009 and 2008.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Deer Valley Corporation

Tampa, Florida

We have audited the accompanying consolidated balance sheets of Deer Valley Corporation and Subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Deer Valley Corporation and Subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

KBL, LLP

Tampa, Florida

March 29, 2010

Deer Valley Corporation & Subsidiary

Consolidated Balance Sheets

	December 31, 2009	December 31, 2008
ASSETS

Current Assets:
Cash	$8,503,866	$8,960,479
Accounts receivable	828,492	1,451,536
Inventory	738,294	1,439,908
Deferred tax asset	720,560	951,827
Inventory finance notes receivable	380,226	—
Prepaid expenses and other current assets	113,269	99,500

Total Current Assets	11,284,707	12,903,250

Fixed Assets:
Property, plant and equipment, net	2,704,502	3,051,214

Other Assets:
Goodwill	—	7,256,917
Inventory finance notes receivable	637,514	—
Deferred tax asset	2,080,767	—
Other assets	467,265	76,673

Total Other Assets:	3,185,546	7,333,590

Total Assets	$17,174,755	$23,288,054

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Current maturities on long term debt	$95,336	$81,009
Notes payable	—	—
Accounts payable	204,835	610,443
Accrued expenses	1,747,627	2,340,867
Accrued warranties	1,530,000	2,220,000
Warrant liability	262,745
Income tax payable	46,638	90,279
Accrued preferred dividends	—	—

Total Current Liabilities	3,887,181	5,342,598

Long Term Liabilities:
Long-term debt, net of current maturities	1,624,088	1,719,424
Deferred tax liability	123,684	711,942
Put liability	1,323,844	569,844

Total Long Term Liabilities	3,071,616	3,001,210

Total Liabilities	6,958,797	8,343,808

Stockholders’ Equity:
Series A Preferred stock, $0.01 par value, 750,000 shares authorized, 25,250 and 548,550 shares issued and outstanding, respectively.	252,495	5,485,495

Series C Preferred stock, $0.01 par value, 26,750 shares authorized, 22,463 and 22,463 shares issued and outstanding, respectively.	224	224

Series E Preferred stock, $0.01 par value, 1,000,000 authorized, 1,000,000 and 1,000,000 shares issued and outstanding, respectively.	10,000	10,000

Common stock, $0.001 par value, 100,000,000 shares authorized, 19,449,517 and 12,472,182 shares issued and outstanding, respectively.	19,451	12,473

Additional paid-in capital	36,452,486	37,399,377

Common stock payable-Earnout Agreement	(2,000,000)	(2,000,000)

Accumulated deficit	(24,518,698)	(25,963,323)

Total Stockholders Equity	10,215,958	14,944,246

Total Liabilities and Stockholders Equity	$17,174,755	$23,288,054

See notes to consolidated financial statements

Deer Valley Corporation & Subsidiary

Consolidated Statements of Operations

	For the years ended December 31,
	2009	2008

REVENUE	$27,605,315	$61,324,359

COST OF REVENUE	22,361,196	51,011,912

GROSS PROFIT	5,244,119	10,312,447

OPERATING EXPENSES:
Depreciation and Amortization	30,015	112,569
Selling, general and administrative	3,898,187	6,822,139
Goodwill Impairment charge	7,256,917	—

TOTAL OPERATING EXPENSES	11,185,119	6,934,708

OPERATING INCOME (LOSS)	(5,941,000)	3,377,739

OTHER INCOME (EXPENSES)
Derivative income (expense)	(381,054)	(54,298)
Interest income	99,856	143,989
Other income	201	—
Interest expense	(142,861)	(155,664)

TOTAL OTHER INCOME/(EXPENSES)	(423,858)	(65,973)

INCOME BEFORE INCOME TAXES	(6,364,858)	3,311,766

INCOME TAX (EXPENSE)/BENEFIT	2,272,261	(1,122,841)

NET INCOME (LOSS)	$(4,092,597)	$2,188,925

Dividends to preferred stockholders		(23,308)

Net Income (Loss) Available to Common Shareholders	$(4,092,597)	$2,165,617

Net Income/(Loss) Per Share (Basic)	$(0.26)	$0.18

Net Income/(Loss) Per Share (Fully Diluted)	$(0.26)	$0.09

Weighted Average Common Shares Outstanding	15,910,663	11,988,966

Weighted Average Common and Common Equivalent Shares Outstanding	15,910,663	23,739,101

See notes to consolidated financial statements

Deer Valley Corporation & Subsidiary

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2009 and 2008

	Preferred A		Preferred B
	Shares	Amount	Shares	Amount

Balance - December 31, 2007	629,775	$6,297,745.00	—	—

Cumulative effect of change in accounting method	—	—	—	—
Conversion of Series A Preferred	(81,225)	(812,250)	—	—
Common Stock dividend	—	—	—	—
Issuance of common stock dividend to Series A Preferred	—	—	—	—
Accrued Dividends	—	—	—	—
Net Income (Loss)	—	—	—	—

Balance - December 31, 2008	548,550	$5,485,495	—	—

Cumulative effect of change in accounting method	—	—	—	—
Conversion of Series A Preferred	(523,300)	(5,233,000)	—	—
Common Stock dividend
Issuance of common stock dividend to Series A Preferred	—	—	—	—
Accrued Dividends
Net Income (Loss)	—	—	—	—

Balance - December 31, 2009	25,250	$252,495	—	$—

See notes to consolidated financial statements

Deer Valley Corporation & Subsidiary

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2009 and 2008

	Preferred C		Preferred D
	Shares	Amount	Shares	Amount

Balance - December 31, 2007	22,463	$224.13	—	$—

Cumulative effect of change in accounting method	—	—	—	—
Conversion of Series A Preferred	—	—	—	—
Common Stock dividend
Issuance of common stock dividend to Series A Preferred	—	—	—	—
Accrued Dividends
Net Income (Loss)	—	—	—	—

Balance - December 31, 2008	22,463	$224	—	$—

Cumulative effect of change in accounting method	—	—	—	—
Conversion of Series A Preferred	—	—	—	—
Common Stock dividend
Issuance of common stock dividend to Series A Preferred	—	—	—	—
Accrued Dividends
Net Income (Loss)	—	—	—	—

Balance - December 31, 2009	22,463	$224	—	$—

See notes to consolidated financial statements

Deer Valley Corporation & Subsidiary

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2009 and 2008

	Series E		Common
	Shares	Amount	Shares	Amount

Balance - December 31, 2007	1,000,000	$10,000.00	11,121,629	$11,121

Cumulative effect of change in accounting method	—	—	—	—
Conversion of Series A Preferred	—	—	1,083,016	1,084
Common Stock dividend
Issuance of common stock dividend to Series A Preferred	—	—	267,537	268
Accrued Dividends
Net Income (Loss)	—	—	—	—

Balance - December 31, 2008	1,000,000	$10,000	12,472,182	$12,473

Cumulative effect of change in accounting method	—	—	—	—
Conversion of Series A Preferred	—	—	6,977,335	6,978
Common Stock dividend
Issuance of common stock dividend to Series A Preferred	—	—
Accrued Dividends
Net Income (Loss)	—	—	—	—

Balance - December 31, 2009	1,000,000	$10,000	19,449,517	$19,451

See notes to consolidated financial statements

Deer Valley Corporation & Subsidiary

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2009 and 2008

	Additional Paid in Capital	Common Stock Payable-Earnout	Accumulated Deficit	Total

Balance - December 31, 2007	$36,221,024	$(2,000,000.00)	$(28,152,246)	$12,387,868

Cumulative effect of change in accounting method	165,654		—	165,654
Conversion of Series A Preferred	811,166		—	—
Common Stock dividend	(23,308)			(23,308)
Issuance of common stock dividend to Series A Preferred	224,841		—	225,109
Accrued Dividends
Net Income (Loss)	—		2,188,925	2,188,925

Balance - December 31, 2008	$37,399,377	$(2,000,000.00)	$(25,963,323)	$14,944,246

Cumulative effect of change in accounting method	(6,172,913)		5,537,222	(635,691)
Conversion of Series A Preferred	5,226,022		—	—
Common Stock dividend				—
Issuance of common stock dividend to Series A Preferred			—	—
Accrued Dividends				—
Net Income (Loss)	—		(4,092,597)	(4,092,597)

Balance - December 31, 2009	$36,452,486	$(2,000,000)	$(24,518,698)	$10,215,958

See notes to consolidated financial statements

Deer Valley Corporation & Subsidiary

Consolidated Statements of Cash Flows

	For the years ended December 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(4,092,597)	$2,188,925
Adjustments to reconcile net income (loss) to net cash provided for/used in operating activities:
Depreciation and amortization	275,680	353,500
Derivative (income) expense	381,054	54,298
Goodwill impairment charge	7,256,917	—
Bad debt expense		—
Changes in assets and liabilities:
(Increase)/decrease in receivables	623,044	3,646,473
(Increase)/decrease in inventories	701,615	508,838
(Increase)/decrease in deferred tax asset	(1,803,665)	(46,219)
(Increase)/decrease in inventory finance receivable	(1,017,740)
(Increase)/decrease in prepayments and other	(450,197)	51,416
Increase/(decrease) in accounts payable	(405,608)	(489,410)
Increase/(decrease) in income tax payable	(43,641)	5,668
Increase/(decrease) in estimated services and warranties	(690,000)	90,000
Increase/(decrease) in accrued expenses	(593,240)	(129,001)
Increase/(decrease) in deferred tax liability	(588,258)	210,111

CASH FLOW PROVIDED BY/USED IN OPERATING ACTIVITIES	$(446,636)	$6,444,599

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	—	(258,075)
Proceeds from sale of property, plant and equipment	71,032	—

CASH FLOW USED IN INVESTING ACTIVITIES	$71,032	$(258,075)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(81,009)	(88,378)
Proceeds (repayment) of notes payable, net	—	(1,916,000)
Accrual of earnout	—	—
Payment of earnout	—	—
Proceeds from the exercise of warrants	—	—

CASH FLOW PROVIDED BY FINANCING ACTIVITIES	$(81,009)	$(2,004,378)

NET INCREASE (DECREASE) IN CASH	$(456,613)	$4,182,146
CASH, Beginning	$8,960,479	$4,778,333

CASH, Ending	$8,503,866	$8,960,479

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$130,275	$170,197
Taxes	$163,304	$700,000

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES:
Dividends on preferred stock	$—	$225,109
Conversion of preferred stock for common stock-net	$5,233,000	$812,250
Put liability	$—	$165,654
Warrant liability	$635,691	$—
		$—

See notes to consolidated financial statements

Deer Valley Corporation & Subsidiary

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2009 and 2008

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Operations - Deer Valley Corporation (“The Company”), through its wholly-owned subsidiaries, Deer Valley Homebuilders, Inc. (“DVH”), an Alabama corporation and Deer Valley Financial Corp (“DVFC”) a Florida corporation designs, manufactures and finances factory-built homes in the southeastern and south central U.S. housing market. The Company manufactures its factory-built homes at its principal manufacturing plant located in Guin, Alabama and the Company owns a separate idled manufacturing plant in Sulligent, Alabama. The Company relies upon a team of regional sales directors and independent dealers to market the factory-built homes in retail locations.

The Company has increased its involvement in the modular segment of the factory built housing industry. The Company has targeted the production of smaller units (less than 3,000 square feet) that are readily producible, in a cost efficient manner, using the Company’s existing manufacturing capabilities. The Company sells these models primarily to independent dealers, large tract developers, and government agencies. Modular homes are typically built in a factory in sections and transported to a site to be joined together on a permanent foundation. Unlike homes constructed in accordance with the Federal Manufactured Home Construction and Safety Standards (“HUD Code homes”), modular homes generally do not have integrated steel frames and axles.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications - Certain reclassifications have been made related to the prior year period to conform to the current period presentation.

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

Fiscal Year - The Company operates on a 52-53 week fiscal year end. For presentation purposes, the periods have been presented as ending on December 31.

Revenue Recognition - Revenue for manufactured homes sold to independent dealers generally is recorded when all of the following conditions have been met; (a) an order for the home has been received from the dealer, (b) an agreement with respect to payment terms (usually in the form of a written or verbal approval for payment has been received from the dealer’s flooring institution), and (c) the home has been shipped and risk of loss has passed to the dealer and collectability is reasonably assured.

Concentration of Sales to Certain Customers - During 2009, the Company had sales to one customer of approximately 18% of total revenue. These sales were made through the Company’s network of independent distributors. During 2008, the Company had sales to one customer of approximately 21%. These sales were not made through the Company’s network of distributors but were made under a contracts awarded to the Company that may or may not continue in the future.

Derivative Financial Instruments - Upon the adoption of FASB ASC guidance on Topic 815 “Derivatives and Hedging” in “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” on January 1, 2009, certain of our financial instruments with “down-round” protection features are no longer considered indexed to our Company’s stock for purposes of determining whether or not they meet the first part of the scope exception ASC 815-10-15-74. As such, these instruments no longer meet the conditions to obtain equity classification and are required to be carried as derivative liabilities, at fair value, with changes in fair value reflected in our income (loss). See Note 10 Derivative Liabilities of the consolidated financial statements for additional disclosure data.

Fair Value of Financial Instruments - The carrying value of the Company’s cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value because of the short-term nature of these instruments.

Financial instruments - Financial instruments consist of cash, evidence of ownership in an entity, and contracts that both (i) impose on one entity a contractual obligation to deliver cash or another financial instrument to a second entity, or to exchange other financial instruments on potentially unfavorable terms with the second entity, and (ii) conveys to that second entity a contractual right (a) to receive cash or another financial instrument from the first entity, or (b) to exchange other financial instruments on potentially favorable terms with the first entity. Accordingly, our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and derivative financial instruments.

Cash Equivalents - The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company considers its investment in Variable Rate Demand Bonds (“VRDB’s”) as highly liquid investments. The VRDB’s can be redeemed with 7 days notice, are not insured by the Federal Deposit Insurance Corporation and are guaranteed by a Letter of Credit from Fifth Third Bank. At December 31, 2009, the Company owned $2,372,600 of VRDB’s.

The Company maintains its cash balances in two different financial institutions. The balances are insured by the Federal Deposit Insurance Corporation up to $250,000 or in the case of non-interest bearing checking accounts, the insurance is unlimited for a specified period of time.

Accounts Receivable - Accounts receivable represent balances due from dealers. Credit risk associated with balances due from dealers is evaluated by management relative to financial condition and past payment experience. As a result of management’s reviews reserves for uncollectible amounts have been recorded in the accompanying financial statements. For the years ended December 31, 2009 and 2008, reserves for uncollectable accounts are $15,000 and $15,000, respectively.

Inventories - Inventories are stated at the lower of cost (first-in, first-out method) or market. Work-in-process and finished goods inventories include an allocation for labor and overhead costs.

Inventory Finance Notes Receivable - The Company offers inventory-secured financing for its products to qualified retail dealers and developers. Finance contracts require periodic installments of principal and interest over periods of up to 24 months.

Property, Plant, and Equipment - Property, plant and equipment is stated at cost and depreciated over the estimated useful lives of the related assets ranging from 5 to 40 years primarily using the straight-line method. Maintenance and repairs are expensed as incurred.

Category	Useful Life

Land improvements	10 years
Buildings	40 years
Machinery and equipment	5-10 years
Furniture and fixtures	5-10 years

Goodwill - The Company tests goodwill for impairment at least annually, during the fourth quarter and on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. Recoverability of goodwill is evaluated using a two-step process. In the first step, the fair value of our reporting unit is compared to its carrying value. If the fair value of our reporting unit exceeds the carrying value of the net assets assigned to a reporting unit, goodwill is considered not impaired and no further testing is required. If the carrying value of the net assets assigned to a reporting unit exceeds the fair value of a reporting unit, the second step of the impairment test is performed in order to determine the implied fair value of a reporting unit’s goodwill. Determining the implied fair value of goodwill requires valuation of a reporting unit’s tangible and intangible assets and liabilities in a manner similar to the allocation of purchase price in a business combination. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, goodwill is deemed impaired and is written down to the extent of the difference. Similar to the review for impairment of other long-lived assets, the resulting fair value determination is significantly impacted by estimates of future sales for the Company’s products, capital needs, economic trends and other factors. See Note 5 for further discussion regarding the Company’s goodwill.

Impairment of Long-Lived Assets - In accordance with FASB Topic ASC 420 “Exit on Disposal Cost Obligations”, the Company evaluates the carrying value of long-lived assets to be held and used when events and circumstances warrant such a review. The carrying value of long-lived assets is considered impaired when the anticipated undiscounted cash flow from such assets is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived assets. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that the fair market values are primarily based on independent appraisals and preliminary or definitive contractual arrangements less costs to dispose.

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

Income Taxes - Income taxes are accounted for using the liability method of accounting. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax basis, using currently enacted tax rates. The effect on deferred assets and liabilities of a change in tax rates is recognized in income in the period when the change is enacted. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Dealer Incentive Programs - The Company provides rebates to dealers based upon a predetermined formula applied to the volume of homes sold to the dealer during the year. These rebates are recorded at the time the dealer sales are consummated and are recorded as a reduction of revenue.

Advertising Costs - Advertising costs are charged to operations when incurred and are included in operating expenses. Advertising costs for the periods ending December 31, 2009 and 2008 were $47,500 and $112,089, respectively.

2007 Long Term Incentive Plan

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

Pursuant to the 2007 Incentive Plan, each of the seven members of the Board of Directors was issued an option exercisable for 50,000 shares of the Company’s common stock, at an exercise price of $1.14. Such options were approved at a meeting of the Board of Directors in March 2007 and were effective as of July 1, 2007. In addition, under the 2007 Incentive Plan, each of the seven members of the Board of Directors was issued an option exercisable for 50,000 shares of the Company’s common stock, at an exercise price of $1.09. The Company did not issue any stock options or warrants pursuant to an equity compensation plan during 2009 or 2008.

In February 2010, the Company’s Board of Directors approved the repurchase and cancellation of all of the options 700,000 share options issued to the Board of Directors. These options were repurchased for the nominal sum of $700.00. See Note 16 Subsequent Events for additional disclosure data.

Stock Based Compensation

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

The Company uses a trinomial lattice model granted to determine the fair value of stock options and employee stock purchase plan shares. The determination of the fair value of share-based payment awards on the date of grant using an option-valuation model is affected by the Company’s stock price as well as assumptions regarding a number of complex variables. These variables include the Company’s expected stock price volatility over the term of the awards, projected employee stock option exercise behavior, expected risk-free interest rate and expected dividends. In addition to the minimum level of assumptions, we have incorporated into our model the impact of the post vesting exit rate of 50%. No options were granted during the years ended December 31, 2009 and 2008.

The following table summarizes the activity related to all Company stock options and warrants for the year ended December 31, 2009 and 2008:

	Warrants	Stock Options	Exercise Price Per Share		Weighted Average Exercise Price Per Share
			Warrants	Options	Warrants	Options

Outstanding at December 31, 2007	22,731,704	700,000	$0.75-3.00	—	$1.64	1

Granted	—	—	$—	—	$—	$—
Exercised	—	—	$—	—	$—	—
Cancelled or expired	—	—	—	—	—	—

Outstanding at December 31, 2008	22,731,704	700,000	$0.75-3.00	—	$1.64	1

Granted	—	—	$—	—	$—	$—
Exercised	—	—	$—	—	$—	—
Cancelled or expired	(910,544)	—	$1.50-2.25	—	$1.75	—

Outstanding at December 31, 2009	21,821,160	700,000	$0.75-3.00	—	$1.64	$1.12

Outstanding and exercisable at December 31, 2009	21,821,160	700,000	$0.75-3.00	$1.09-$1.14	$1.64	$1.12

The warrants expire at various dates ranging from August 2011 through August 2013. The stock options expire at various dates ranging from July 2017 to September 2017. See Note 16 Subsequent Events related to the repurchase of 700,000 share options issued to the members of the Board of Directors.

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

	For the years ended December 31,
	2009	2008

Net income/( loss) available to common shareholders	$(4,092,597)	$2,165,617

Weighted average shares outstanding:
Basic	15,910,663	11,988,966

Diluted	15,910,633	23,739,101

Income/Loss per share:
Basic	$(0.26)	$0.18

Diluted*	$(0.26)	$0.09

The Company’s dilutive common stock equivalent shares as of December 31, 2009 and 2008 include all of the Convertible Preferred shares and any incremental shares associated with the Company’s outstanding warrants and stock options.

Securities	Exercise Price	December 31,
		2009	2008

Preferred:

Series A Preferred		336,667	7,313,977
Series C Preferred		2,246,300	2,246,300
Series E Preferred		1,000,000	1,000,000

Total		3,582,967	10,560,277

Warrants:

Class A Warrants	$1.50	10,369,351	10,369,351
Class B Warrants	$2.25	4,970,824	4,970,824
Class C Warrants	$0.75	2,000,000	2,000,000
Class D Warrants	$0.75	2,000,000	2,000,000
Class E Warrants	$3.00	—	880,544
Class F Warrants	$2.25	1,000,000	1,000,000
Class BD-2 Warrants	$1.50	899,162	919,162
Class BD-3 Warrants	$2.25	449,581	459,581
Class BD-4 Warrants	$1.50	66,121	66,121
Class BD-5 Warrants	$3.00	66,121	66,121

Total		21,821,160	22,731,704

Stock Options:

7/1/07 Issuance	$1.14	350,000	350,000
9/7/07 Issuance	$1.09	350,000	350,000

Total		700,000	700,000

Total common stock equivalents		26,104,127	33,991,981

Recent Accounting Pronouncements

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

In June 2008, the FASB issued authoritative guidance as required by the “Derivative and Hedging” ASC Topic 815-10-15-74 in Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock,. The objective is to provide guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock and it applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative, for purposes of determining whether that instrument or embedded feature qualifies for the first part of the scope exception. This Issue also applies to any freestanding financial instrument that is potentially settled in an entity’s own stock, regardless of whether the instrument has all the characteristics of a derivative. We currently have warrants that embody terms and conditions that require the reset of their strike prices upon our sale of shares or equity-indexed financial instruments at amounts less than the conversion prices. These features will no longer be treated as “equity” once it becomes effective. Rather, such instruments will require classification as liabilities and measurement at fair value. This standard required the Company’s warrants outstanding to be fair valued on the adoption date (January 1, 2009) and reclassified to liabilities. See Note 10 Derivative Liabilities of the consolidated financial statements for additional disclosure data.

In March 2008, the FASB issued guidance under ASC 815 “Derivatives and Hedging”. The guidance is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company has provided the required disclosures in the accompanying Notes to Condensed Consolidated Financial Statements. See Note 10 Derivative Liabilities of the consolidated financial statements for additional disclosure data.

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

The adoption of ASC 805 did not have a material impact on the Company’s financial position, results of operations or cash flows because the Company has not been involved in any business combinations during year ended December 31, 2009.

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

In July 2006, the FASB issued guidance under ASC 740 “Income Taxes”. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements. It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken, or expected to be taken, on a tax return. The adoption of this guidance did not have any impact on our financial statements.

3. INVENTORY

Inventory consisted of the following components:

	December 31,
	2009	2008

Raw Materials	489,383	905,568
Work-in-Process	200,304	196,500
Finished Goods	48,607	337,840

Total Inventory	$738,294	$1,439,908

NOTE 4 - PROPERTY, PLANT, AND EQUIPMENT

Property, Plant and Equipment consisted of the following:

	December 31,
Category	2009	2008

Land and improvements	423,244	423,244
Buildings	1,919,554	1,919,554
Machinery and equipment	1,143,301	1,228,376
Furniture and fixtures	210,889	210,889

	3,696,988	3,782,063
Accumulated depreciation	(992,486)	(730,849)

Total Property, Plant, and Equipment	$2,704,502	$3,051,214

Depreciation expense amounted to $275,680 and $285,886 for the years ended December 31, 2009 and 2008, respectively.

NOTE 5 - GOODWILL

The Company’s goodwill is compromised of the following:

Total Goodwill as of December 31, 2007	$7,256,917
Earnout for 2008	—

Total Goodwill as of December 31, 2008	$7,256,917
Earnout for 2009	—
Impairment Charges	(7,256,917)

Total Goodwill as of December 31, 2009	$—

During 2009, the Company’s market capitalization was significantly impacted by the extreme volatility in the U.S. equity and credit markets and was below the book value of shareholders’ equity as of the end of the Company’s fourth quarter. As a result, the Company evaluated whether the decrease in its market capitalization reflected factors that would more likely than not reduce the fair value of the Company’s reporting units below their carrying value. Based on a combination of factors, including the economic environment, the sustained period of decline in the Company’s market capitalization, and the implied valuation and discount rate assumptions in the Company’s industry, the Company concluded there were sufficient indicators to perform an interim impairment test of the reporting units and related intangible assets.

The Company’s estimate of the fair value was based on projections of revenues, operating costs, and cash flows considering historical and anticipated future results, general economic and market conditions, as well as the impact of planned business and operational strategies. The key assumptions impacting the fair value of the Company’s reporting units during the 2009 impairment analysis were: (a) expected cash flow for a period of five years; (b) terminal value based upon zero terminal growth; and (c) a discount rate of 14.65% which was based on the Company’s best estimate of the weighted average cost of capital adjusted for risks associated with the Company’s reporting units. The Company believes the assumptions used in the 2009 impairment analysis were consistent with the risk inherent in the business models of the Company and within the Company’s industry.

As a result of the Company’s impairment analysis, the Company determined that the carrying value of goodwill exceeded its fair value. Accordingly, the Company performed further analysis to determine the implied fair value of the Company’s goodwill. This analysis included a hypothetical valuation of the tangible and intangible assets of the Company as if it had been acquired in a business combination. The analysis disclosed that the carrying amount of goodwill exceeds the implied fair value of goodwill. The Company recognized a goodwill impairment charge of $7,256,917 during the fourth quarter of 2009.

NOTE 6 - ACCRUED EXPENSES

Accrued expenses consisted of the following:

	December 31,
Category	2009	2008

Accrued dealer incentive program	320,629	694,886
Accrued third party billings	541,321	702,983
Accrued compensation	299,973	301,535
Accrued insurance	95,156	124,128
Accrued interest	40,690	80,424
Accrued repurchase commitment	275,000	265,000
Other	174,858	171,911

Total Accrued Expenses	$1,747,627	$2,340,867

NOTE 7 - PRODUCT WARRANTIES

The Company provides the retail home buyer a one-year limited warranty covering defects in material or workmanship in home structure, plumbing and electrical systems. The Company estimated warranty costs are accrued at the time of the sale to the dealer following industry standards and historical warranty cost incurred. Periodic adjustments to the estimated warranty accrual are made as events occur which indicate changes are necessary. As of December 31, 2009 and 2008, the Company has provided a liability of $1,530,000 and $2,220,000, respectively for estimated warranty costs relating to homes sold, based upon management's assessment of historical experience factors and current industry trends.

Management reviews its warranty requirements at the close of each reporting period and adjusts the reserves accordingly. The following tabular presentation reflects activity in warranty reserves during the periods presented:

	For the years ended December 31,
	2009	2008
Balance at beginning of period	$2,220,000	$2,130,000
Warranty charges	1,592,076	4,799,453
Warranty payments	(2,282,076)	(4,709,453)

Balance at end of period	$1,530,000	$2,220,000

NOTE 8 - REVOLVING CREDIT LOANS

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

Effective April 12, 2009, DVH renewed and amended its existing Loan and Security Agreement with Fifth Third Bank, providing for a line of credit secured by accounts receivable, inventory, equipment and all other tangible and intangible personal property of DVH. In connection with the renewal the maximum principal amount of the facility was reduced from $7,500,000 to $5,000,000. The purpose of the Credit Facility is to provide working capital and letters of credit required in the normal course of the Company’s business. The Credit Facility has a one-year term and has a variable interest rate at 2.50% above LIBOR and provides for conditions to meet, including financial ratios, prior to each advance. See new revolving credit loan and security agreement dated October 14, 2009 for new credit facility as shown below.

On October 14, 2009, Deer Valley entered into Revolving Credit Loan and Security Agreement with Fifth Third Bank, which provides for a revolving line of credit in an amount not to exceed Seven Million Five Hundred Thousand and No/100 Dollars ($7,500,000.00) (the “$7,500,000 Loan”). The $7,500,000 Loan is evidenced by a revolving credit note and secured by accounts receivable, inventory, equipment and all other tangible and intangible personal property of Deer Valley. The purpose of the $7,500,000 Loan is to provide display model financing for dealers of the products produced by DVHB. This financing will be provided through DVC’s new subsidiary DVFC, and administration of individual dealer loans will initially be handled by a third party administrator. The $7,500,000 Loan has a two year term and has a variable interest rate at 4.00% above LIBOR.

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

The amount available under the revolving credit loans is equal to the lesser of $12,500,000 or an amount based on defined percentages of accounts receivable and inventories reduced by any outstanding letters of credit. At December 31, 2009, $1,126,870 was available under the revolving credit loans after deducting letters of credit of $375,000.

In addition to the revolving line of credit described in the preceding paragraph, DVH, during its normal course of business, is required to issue irrevocable standby letters of credit in the favor of independent third party beneficiaries to cover obligations under repurchase agreements. As of December 31, 2009, no amounts had been drawn on the above irrevocable letters of credit by the beneficiaries.

NOTE 9 - LONG TERM DEBT

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

Long-term debt of the Company was as follows:

	December 31,
	2009	2008

Note payable to Fifth Third Bank, payable in monthly installments of $10,000 including interest at Libor plus 2.25%, maturing on June 1, 2011, secured by all assets of the Company.	1,719,424	1,800,433
Less: Current portion of long-term debt	(95,336)	(81,009)

Total long-term debt, net of current portion	$1,624,088	$1,719,424

Total interest costs for the years ended December 31, 2009 and 2008, amounted to $142,861 and $155,664, respectively, as reflected on the face of the accompanying statement of income.

At December 31, 2009, principal repayment requirements on long-term debt were as follows:

For year ended December 31,	Amount

2010	95,336
2011	1,528,752

Total repayments on long-term debt	1,624,088

NOTE 10 - DERIVATIVE LIABILITIES

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

The fair value of the derivative warrant liability was $635,691 at the remeasurement date of January 1, 2009 and $262,745 on December 31, 2009. The change in the warrant liability resulted in a derivative income change in the amount of $372,946 for the year ended December 31, 2009.

The following is a list of the common shares indexed to derivative financial instruments as of December 31, 2009:

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

The following tables summarize the components of derivative liabilities as of December 31, 2009 and the remeasurement date, January 1, 2009:

	December 31, 2009	Remeasurement date January 1, 2009
Class A Warrants (Class A-1 & Class A-2)	$92,201	$143,308
Class B Warrants	42,749	143,657
Class C Warrants	45,400	113,400
Class D Warrants	65,800	207,000
Class E Warrants (a)	—	—
Class F Warrants (Class F-1 & Class F-2)	5,950	11,200
Class BD-2 Warrants	7,913	12,319
Class BD-3 Warrants	1,978	3,597
Class BD-4 Warrants	582	906
Class BD-5 Warrants	172	304

Fair values	$262,745	$635,691

Derivative Income	$372,946

Significant assumptions (or ranges):
Trading market values (1)	$.37	$1.20
Term (years)	1.61 – 3.61	.61 – 4.61
Volatility (1)	65.44% - 91.90%	50.97% - 75.78%
Risk-free rate (2)	1.14 – 1.70%	.27% - 1.55%

Fair value hierarchy:

(1)	Level 1 inputs are quoted prices in active markets for identical assets and liabilities, or derived there from. Our trading market values and the volatilities that are calculated thereupon are level 1 inputs.

(2)	Level 2 inputs are inputs other than quoted prices that are observable. We use the current published yields for zero-coupon US Treasury Securities, with terms nearest the remaining term of the warrants for our risk free rate.

Level 3 inputs are unobservable inputs. Inputs for which any parts are level 3 inputs are classified as level 3 in their entirety. The remaining term used equals the remaining contractual term as our best estimate of the expected term.

(a)	As of the remeasurement date, the Series E warrants had a fair value of zero. As of the quarter ended September 30, 2009 the Series E warrants expired.

The following tables summarize the effects on our derivative expense (income) associated with changes in the fair values of our derivative financial instruments by financing arrangement for the year ended December 31, 2009:

December 31, 2009
Class A Warrants (Class A-1 & Class A-2)	$(51,107)
Class B Warrants	(100,908)
Class C Warrants	(68,000)
Class D Warrants	(141,200)
Class F Warrants (Class F-1 & Class F-2)	(5,250)
Class BD-2 Warrants	(4,406)
Class BD-3 Warrants	(1,619)
Class BD-4 Warrants	(324)
Class BD-5 Warrants	(132)

$(372,946)

11. EQUITY TRANSACTIONS

Series A Convertible Preferred Stock - During the years ended December 31, 2009 and 2008, certain of the Company’s shareholders converted 523,300 and 81,225 shares of Series A Preferred stock, stated value $5,233,000 and $812,250, into 6,977,335 and 1,083,016 shares of the Company’s common stock.

Common Stock Dividends - During the year ended December 31, 2008, the Company issued 267,537 shares of the Company’s common stock to Series A Preferred shareholders as payment for $225,109 of dividends.

NOTE 12 - INCOME TAXES

The income tax provision (benefit) consists of the following:

Income Taxes:

The components of the provision for income taxes are as follows:

	2009	2008

Current taxes	78,764	896,863
Deferred taxes	(2,351,025)	225,978

Provision for income taxes	(2,272,261)	1,122,841

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

	2009		2008
	Amount	Impact on Rate	Amount	Impact on Rate
Income tax at federal rate	(2,164,052)	34.00%	1,126,000	34.00%
State tax, net of Federal effect	(268,979)	4.23%	139,955	4.23%
Permanent Differences:

Basis adjustment for energy credit	—	0.00%	121,379	3.67%
Meals & Entertainment	8,218	-0.13%	32,638	0.99%
Officers Life Insurance	1,935	-0.03%	3,183	0.10%
Derivative expense	145,662	-2.29%	—	0.00%
Domestic Production Deduction	4,921	-0.08%	(68,424)	- 2.07%

Total Permanent Differences	160,736	-2.53%	88,776	2.69%

Total Tax Credits	0	0.00%	(400,131)	-12.08%
True Up to Tax Return - Deferred Assets	34	0.00%	168,241	5.08%

Total Provision	(2,272,261)	35.70%	1,122,841	33.92%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income taxes are as follows:

	2009	2008
Current Deferred Tax Assets:
Warranty Reserve	584,858	848,617
Repurchase Reserve	105,122	101,299
Allowance for Doubtful Accounts	1,910	1,911
Accrued Legal Fees	28,670	—

Total Current Deferred Tax Asset	720,560	951,827

Non-Current Deferred Tax Assets:
Share based compensation	45,834	45,834
Goodwill Impairment	2,034,933	—
Accelerated Depreciation	—	—
Rounding	—	—

Total Non-Current Deferred Tax Assets	2,080,767	45,834

Non-Current Deferred Tax Liability:
Accelerated Depreciation	(123,343)	(180,117)
Goodwill	—	(531,825)
Sale of Assets	(341)

Total Non-Current Deferred Tax Liability	(123,684)	(711,942)

Total Deferred Tax Assets (Net)	2,677,643	285,719

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Litigation

The Company in the normal course of business is subject to claims and litigation. Management of the Company is of the opinion that, based on information available, such legal matters will not ultimately have a material adverse effect on the financial position or results of operation of the Company.

Reserve for Repurchase Commitments

Deer Valley Homebuilders, Inc. (“DVH”) is contingently liable under the terms of repurchase agreements with financial institutions providing inventory financing for retailers of DVH’s products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The risk of loss under these agreements is spread over numerous retailers. The price DVH is obligated to pay generally declines over the period of the agreement (typically 18 to 24 months) and the risk of loss is further reduced by the sale value of repurchased homes. The maximum amount for which the Company is contingently liable under repurchase agreements is approximately $8,240,000 at December 31, 2009. As of December 31, 2009 the Company had reserved $275,000 for future repurchase losses, based on prior experience and an evaluation of dealers’ financial conditions. DVH to date has not experienced significant losses under these agreements, and management does not expect any future losses to have a material effect on the accompanying financial statements.

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

	Cumulative Total	December 31, 2009	December 31, 2008	Prior Years Total
“DVH” Pretax Profit	$16,569,345	$1,843,324	$4,085,005	$10,641,016
Pre-tax Profit Limitation amount	(4,250,000)	(1,000,000)	(1,000,000)	(2,250,000)

Eligible amount	$12,319,345	$843,324	$3,085,005	$8,391,016
Earnout Percentage	50%	50%	50%	50%

Current amount payable	$6,159,673	$261,990	$1,542,502	$4,195,508

Total Accrued Earnout-Beginning	$6,159,673	$261,990	$1,738,010	$4,195,508
Cash payments	(4,000,000)			(4,000,000)

Total Accrued Earnout-Ending	$2,159,673	$261,990	$1,738,010	$195,508

Maximum Potential Earnout-Beginning	$6,000,000	$261,989	$1,804,492	$6,000,000
Current Earnout	(6,000,000)	(261,989)	(1,542,503)	(4,195,508)

Maximum Potential Earnout-Ending	$—	$—	$261,989	$1,804,492

In exchange for the elimination of future performance based cash accruals that were expected to total an additional $2 million over the next 12 to 36 months, the Company issued to the Founders two million shares of Deer Valley’s common stock. Through December 31, 2007, the Company has paid $4,000,000 to the Founders, under its Earnout Agreement, including $2.75 million in December of 2007. At December 31, 2009, the Company Founders have vested rights amounting to $2,000,000 under the Amended Earnout Agreement subject to completing requirements of the Founders employment agreement. The common stock will be held in escrow until January 18, 2011 if pending completion of the employment agreement requirements. The final number of shares released to recipients may be reduced in accordance with vesting requirements if the original earnout criteria are not met. For those shares that are ultimately released, if the open market price of the shares at the time of the release should be less than $1.00/share, the Company has agreed to either issue additional shares or pay a cash amount equal to the difference between $1.00 and the share price (i.e. “make whole”).

The Company accounted for the right to be made “whole” as a put liability. The Company determines the fair value of the put liability with a commercially available software product that utilizes a proven Monte Carlo valuation methodology. The Monte Carlo model was utilized to incorporate more complex variables than closed-form models such as the Black-Scholes option valuation model. Based on this analysis, the value of the put liability was determined to be approximately $1,323,844 and $569,844 at December 31, 2009 and 2008, respectively. In 2008, the put liability methodology was changed and the cumulative effect of the change in accounting method resulted in an increase in paid in capital of $165,654 and a reduction in the put liability to $515,546.

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

Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The following table summarizes the level 3 inputs used to measure the put liability at fair value:

	December 31, 2009	December 31, 2008
Settlement guaranteed value	$2,000,000.00	$2,000,000.00
Indexed shares	2,000,000.00	2,000,000.00
Expected volatility	92.16%-105.73%	57.18%-75.40%
Effective strike price	$1.00	$1.00
Trading Market Price	$0.37	$1.20
Expected dividends	—	—
Expected term in years	1-2 years	1-3 years
Risk free rate of return	.08%-.40%	.37%-1.00%

As a result of the fair value adjustments the Company has recognized expense for the years ended December 31, 2009 and 2008 of $754,000 and $54,298, respectively. See Note 16 Subsequent Events for additional disclosure data.

Dividends Payable

A holder of Series A Preferred Stock is entitled to receive a dividend at a rate per annum equal to seven percent (7%), payable semi-annually, at the option of the company, (i) in cash, to the extent funds are legally available therefore, or (ii) in shares of registered Common Stock at a ten percent (10%) discount to the “Market Price” (as such term is defined in the designations for the Series A Preferred Stock). The Company was required to pay this dividend for a period of two years from the date of issuance, January 18, 2006, of the Series A. Dividends to these preferred shareholders amount to $23,308 and $423,040 in the years ended December 31, 2008 and 2007, respectively. This dividend requirement expired during the year ended December 31. 2008

NOTE 14 – RELATED PARTY

In connection with the Capital Stock Purchase Agreement, DVA entered into the Earnout Agreement, pursuant to which, additional payments may be paid to the former owners of Deer Valley Homebuilders, Inc., as an earnout, based upon the net income before taxes of DVH during the five (5) years following January 18, 2006, up to a maximum of $6,000,000. During the term of the Earnout Agreement, 50% of the pre-tax profit exceeding $1,000,000 per year will be accrued and become distributable to the former owners of DVH, the Founders, who consist of Joel Stephen Logan, II, the President and General Manager of DVH, Charles L. Murphree, Jr., the Vice President and Regional Sales Director of DVH, and John Steven Lawler, Director of Finance of DVH. Messrs. Logan, Murphree, and Lawler are all directors of Deer Valley Corporation and of DVH. The business purpose of executing the Earnout Agreement was to set the purchase price of DVH by an objective standard, given that the owners of DVH, DVA, and the Company could not agree on an outright purchase price. On November 19, 2007, the Company entered into the Earnout Amendment to the Earnout Agreement with the Founders, now the core operating management for the Company’s wholly owned subsidiary, DVH, to generally eliminate the Company’s obligations under the Earnout Agreement in exchange for an issuance of two million shares of Deer Valley’s common stock to the Founders and release of funds accrued through December 31, 2007. A discussion of the terms of the Earnout Amendment can be found at Note 13- Commitment and Contingencies and Note 16 – Subsequent Events.

NOTE 15 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the Company’s unaudited quarterly results of operations for the periods ended December 31, 2009 and 2008.

	For the three month periods ended December 31,
	2009	2008
	(unaudited)	(unaudited)
REVENUE	$8,088,967	$10,020,195

COST OF REVENUE	6,410,181	8,555,445

GROSS PROFIT	1,678,786	1,464,750

OPERATING EXPENSES:
Depreciation	6,154	11,880
Selling, general and administrative	892,627	1,306,078
Goodwill Impairment Charge	7,256,917	—

TOTAL OPERATING EXPENSES	8,155,698	1,317,958

OPERATING INCOME	(6,476,912)	146,792

OTHER INCOME (EXPENSES)
Derivative income	98,899	1,600
Interest income	13,255	68,037
Interest expense	(35,964)	(37,153)

TOTAL OTHER INCOME/(EXPENSES)	76,190	32,484

INCOME BEFORE INCOME TAXES	(6,400,722)	179,276

INCOME TAX (EXPENSE)/BENEFIT	2,527,334	(117,397)

NET INCOME	$(3,873,388)	$61,879

Dividends to preferred stockholders	—	—
Deemed dividend to preferred stockholders on beneficial conversion feature	—	—

Net Income Available to Common Shareholders	$(3,873,388)	$61,879

Net Income/(Loss) Per Share (Basic)	$(0.24)	$0.01

Net Income/(Loss) Per Share (Fully Diluted)	$(0.24)	$0.00

Weighted Average Common Shares Outstanding	15,910,663	11,988,966

Weighted Average Common and Common Equivalent Shares Outstanding	15,910,663	23,739,101

NOTE 16 – SUBSEQUENT EVENTS

On February 8, 2010, the Board of Directors approved a revision to the terms of Company’s Earnout Agreement. See Note 12 Commitments and Contingencies for additional information on the Earnout Agreement. The Company has previously deposited 2,000,000 shares of its common stock in escrow (the “Escrowed Shares”) to be held and released in satisfaction of its earnout requirements under the Earnout Agreement. The Company is obligated to issue additional shares or cash to the extent the Company’s share price on the distribution date is less than $1.00 (the “Price Guarantee”), and the Former Owners are fully vested in the Escrowed Shares which are subject to limited forfeiture obligations.

The Former Owners have agreed to extend the term of their Employment Agreements and Non-Compete Agreement for two additional years upon substantially the same terms and conditions, in exchange for the Company repurchasing the 2,000,000 shares currently in escrow at a price of $.35 per share, and agreeing to exercise the existing option to pay the Price Guarantee differential, in cash, in lieu of shares.

The total amount of $2,000,000 in cash, due to the Former Owners, will be released from escrow on or about December 31, 2010. This transaction will be accounted for in the Company’s first quarterly report for calendar year 2010. The Company has escrowed $700,000 of the total of $2,000,000 related to escrow shares purchased from the Former Owners.

On February 8, 2010, the Board approved the repurchase and cancellation of one entire class of options that granted the holders the right to purchase an aggregate of 700,000 common shares at strike prices evenly divided between $1.09 and $1.14. The entire repurchase was accomplished for the nominal sum of $700. The repurchase and cancellation of these options, all of which were formerly held by members of the Board, was another step toward simplifying the Company’s capital structure and the elimination of a potential source of future earnings dilution.

On February 8, 2010, the Board authorized a limited share repurchase program allowing for the occasional open market purchase of the Company’s common shares up to a maximum of $500,000. To date no shares have been repurchased in the open market under the repurchase program.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

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

No change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2009, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

As of March 16, 2010, the directors and executive officers of the Company, their ages, positions, the dates of initial election or appointment as directors or executive officers, and the expiration of their terms are as set forth in the following table.

Name of Director / Executive Officer	Age	Position(s)	Period Served
Charles G. Masters	70	President and Chief Executive Officer of Deer Valley	January 18, 2006 to Present

		Class II Director of Deer Valley Corporation	January 18, 2006 to Present (term expires at next meeting of shareholders)

		President and Member of Board of Directors of DVFC	August 18, 2009 to Present

Joel Stephen Logan, II	41	President and General Manager of DVH	September 22, 2006 to Present

		Class II Director of Deer Valley Corporation	September 22, 2006 to Present (term expires at next meeting of shareholders)

		Member of the Board of Directors of DVH	September 22, 2006 to Present (term expires at next meeting of shareholders)

		Vice President and Member of Board of Directors of DVFC	August 18, 2009 to Present

Charles L. Murphree, Jr.	48	Vice President and Regional Sales Director of DVH	September 22, 2006 to Present

		Class I Director of Deer Valley Corporation	September 22, 2006 to Present (term expires at next meeting of shareholders)

		Member of the Board of Directors of DVH	September 22, 2006 to Present (term expires at next meeting of shareholders)

		Member of Board of Directors of DVFC	August 18, 2009 to Present

John Steven Lawler	41	Chief Financial Officer, Secretary and Treasurer of DVH	September 22, 2006 to Present

		Class III Director of Deer Valley Corporation	September 22, 2006 to Present (term expires at next meeting of shareholders)

		Member of the Board of Directors of DVH	September 22, 2006 to Present (term expires at next meeting of shareholders)

		Chief Financial Officer and Executive Vice President of Deer Valley Corporation	January 27, 2009 to Present

		Secretary, Treasurer and Member of Board of Directors of DVFC	August 18, 2009 to Present

Hans Beyer	44	Class II Director of Deer Valley Corporation	July 27, 2006 to Present (term expires at next meeting of shareholders)

John Giordano	52	Class III Director of Deer Valley Corporation	July 27, 2006 to Present (term expires at next meeting of shareholders)

Dale Phillips	62	Class I Director of Deer Valley Corporation	July 27, 2006 to Present (term expires at next meeting of shareholders)

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

Dale Phillips, Director of Deer Valley Corporation. For the past three years, Mr. Phillips has served as Managing Director of TotalCFO, LLC, CFO and Director of Apogee Financial Investments, Inc, Vice President for Dalmari, Inc, and Managing Member of Famalom, LLC. Prior to this he was a Director and Vice President of Finance for RE, Purcell Construction Co., Inc. Mr. Phillips background includes a long history of CFO accounting and financial management positions in the fields of: heavy highway construction, healthcare, transportation, manufacturing and service management. Mr. Phillips holds an A.S. (1968) in Business Management from Champlain College and a B.A. (1971) in Accounting from Castleton State College.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Name of Filer	Title	# of Late Reports	# of Transactions not timely reported	# of Failure to File
Hans Beyer	Director	1	1	0
John Giordano	Director	1	1	0
Dale Phillips	Director	1	2	0
Charles G. Masters	Officer/ Director	1	3	0
Joel Stephen Logan, II	Officer/ Director	1	3	0
Charles L. Murphree, Jr	Officer/ Director	1	3	0
John Steven Lawler	Officer/ Director	1	3	0

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

Summary of Executive Compensation

The following table sets forth information regarding the compensation earned by our Chief Executive Officer and each of our most highly compensated executive officers whose total compensation exceeded $100,000 for the fiscal year ended December 31, 2009 with respect to services rendered by such persons.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation		Non-qualified deferred compensation earnings	All Other Compensation		Total

Charles G. Masters (1)	2009	$150,000	—	—	$—	—		—	$10,000	(12)	$160,000
	2008	$150,000	—	—	$—	—		—			$150,000

Joel Stephen Logan, II(2)	2009	$52,000	$—	—	$—	$152,564	(5)	—	$15,067	(11)	$219,631
	2008	$53,000	$450	—	$—	$335,814	(6)	—	$5,459	(11)	$394,723

Charles L. Murphree, Jr.(3)	2009	$52,000	$—	—	$—	$77,668	(7)	—	$15,067	(11)	$144,735
	2008	$53,000	$450	—	$—	$169,761	(8)	—	$5,495	(11)	$228,670

John Steven Lawler (4)	2009	$52,000	$—	—	$—	$74,057	(9)	—	$10,000	(12)	$136,057
	2008	$53,000	$450	—	$—	$162,889	(10)	—	$1,000	(12)	$217,339

(1)	On January 18, 2006, Mr. Masters was elected to serve as a Director, Chief Executive Officer, and President of the Company. Mr. Masters’ salary was $150,000 per year in 2009 and 2008.
(2)	Mr. Logan is a Director of the Company and President and General Manager of Deer Valley Homebuilders, Inc., a material operating subsidiary of the Company acquired on January 18, 2006. Mr. Logan’s 2008 bonus of $450 is an anniversary bonus paid to each employee of Deer Valley Homebuilders, Inc. upon the anniversary of his or her employment; this program was suspended for all employees during 2009.
(3)	Mr. Murphree is Director of the Company and Vice President and Regional Sales Director of Deer Valley Homebuilders, Inc, a material operating subsidiary of the Company acquired on January 18, 2006. Mr. Murphree’s 2008 bonus of $450 is an anniversary bonus paid to each employee of Deer Valley Homebuilders, Inc. upon the anniversary of his or her employment; this program was suspended for all employees during 2009.
(4)	Mr. Lawler is Director, Chief Financial Officer and Executive Vice President of the Company and Chief Financial Officer of Deer Valley Homebuilders, Inc, a material operating subsidiary of the Company acquired on January 18, 2006. Mr. Lawler’s 2008 bonus of $450 is an anniversary bonus paid to each employee of Deer Valley Homebuilders, Inc. upon the anniversary of his or her employment; this program was suspended for all employees during 2009.
(5)	Non-equity incentive plan compensation consisted of “hitch” bonuses and profit-sharing arrangements described in “Employment Agreements with Named Executive Officers” below. Amount reflects accruals in fiscal year 2009, including a “hitch” bonus of $3,640 and profit-sharing of $53,068 accrued but unpaid in 2009. In 2009, Mr. Logan was paid $54,000 as a “hitch bonus,” which includes $4,740 accrued but unpaid in 2008, and $86,397 in profit-sharing, which includes $39,801 accrued but unpaid in 2008.
(6)	Non-equity incentive plan compensation consisted of “hitch” bonuses and profit-sharing arrangements described in “Employment Agreements with Named Executive Officers” below. Amount reflects accruals in fiscal year 2008, including a “hitch” bonus of $4,740 and profit-sharing of $39,801 accrued but unpaid in 2008. In 2008 Mr. Logan was paid $118,500 as a “hitch bonus,” which includes $8,460 accrued but unpaid in 2007, and $297,407 in profit-sharing, which includes $116,174 accrued but unpaid in 2007.
(7)	Non-equity incentive plan compensation consisted of “hitch” bonuses and profit-sharing arrangements described in “Employment Agreements with Named Executive Officers” below. Amount reflects accruals in fiscal year 2009, including a “hitch” bonus of $3,633 and profit-sharing of $25,490 accrued but unpaid in 2009. In 2009, Mr. Murphree was paid $28,996 as a “hitch bonus,” which includes $2,833 accrued but unpaid in 2008, and $41,499 in profit-sharing, which includes $19,117 accrued but unpaid in 2008.
(8)	Non-equity incentive plan compensation consisted of “hitch” bonuses and profit-sharing arrangements described in “Employment Agreements with Named Executive Officers” below. Amount reflects accruals in fiscal year 2008, including a “hitch” bonus of $2,833 and profit-sharing of $19,117 accrued but unpaid in 2008. In 2008, Mr. Murphree was paid $66,195 as a “hitch bonus,” which includes $5,433 accrued but unpaid in 2007, and $142,850 in profit-sharing, which includes $55,801 accrued but unpaid in 2007.
(9)	Non-equity incentive plan compensation consisted of “hitch” bonuses and profit-sharing arrangements described in “Employment Agreements with Named Executive Officers” below. Amount reflects accruals in fiscal year 2009, including a “hitch” bonus of $2,065 and profit-sharing of $23,033 accrued but unpaid in 2009. In 2009, Mr. Lawler was paid $31,500 as a “hitch bonus,” which includes $2,765 accrued but unpaid in 2008, and $37,499 in profit-sharing, which includes $17,275 accrued but unpaid in 2008.

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

Employment Agreements with Named Executive Officers

On January 18, 2006, DVH entered into a five year employment agreement with Joel Stephen Logan, II. Under the terms of Mr. Logan’s Employment Agreement, Mr. Logan is (a) entitled to receive a fixed annual salary of $52,000, (b) entitled to receive a monthly “hitch bonus” of $60 per “floor” produced by DVH, (c) is eligible to participate and receive 4.6% of the net income before taxes of DVH, and (d) entitled to receive health benefits and coverage, as provided by DVH. On February 26, 2010, DVH and Mr. Logan extended the expiration date of the employment agreement and the non-compete period from January 18, 2011 to January 18, 2013.

On January 18, 2006, DVH entered into a seven year employment agreement with Charles L. Murphree, Jr. Under the terms of Mr. Murphree’s Employment Agreement, Mr. Murphree is (a) entitled to receive a fixed annual salary of $52,000, (b) entitled to receive a monthly “hitch bonus” of $33.33 per “floor” produced by DVH, (c) is eligible to participate and receive 2.2% of the net income before taxes of DVH, and (d) entitled to receive health benefits and coverage, as provided by DVH. On February 26, 2010, DVH and Mr.Murphree extended the expiration date of the employment agreement and the non-compete period from January 18, 2011 to January 18, 2013.

On January 18, 2006, DVH entered into a seven year employment agreement with John Steven Lawler. Under the terms of Mr. Lawler’s Employment Agreement, Mr. Lawler is (a) entitled to receive a fixed annual salary of $52,000, (b) entitled to receive a monthly “hitch bonus” of $35 per “floor” produced by DVH, (c) is eligible to participate and receive 2% of the net income before taxes of DVH, and (d) entitled to receive health benefits and coverage, as provided by DVH. On February 26, 2010, DVH and Mr. Lawler extended the expiration date of the employment agreement and the non-compete period from January 18, 2011 to January 18, 2013.

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

Outstanding Equity Awards

The following table sets forth information concerning unexercised options, stock that has not vested and equity incentive plan awards for our Chief Executive Officer and each of our most highly compensated executive officers whose total compensation exceeded $100,000 for the fiscal year ended December 31, 2009 with respect to services rendered by such persons.

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

In February 2010, the Company’s Board of Directors approved the repurchase and cancellation of the entire class of the director options held by each member of the Board of Directors. The repurchase of all of the options referenced in column 2 of the table above was accomplished for the nominal sum of $700.

Compensation of Directors

The following table sets forth information concerning compensation of the directors who are not included in the Summary Compensation Table or the Outstanding Equity Awards at Fiscal Year-End table above for the fiscal year ended December 31, 2009 with respect to services rendered by such persons.

DIRECTOR COMPENSATION

Name	Year	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Hans Beyer	2009 2008	$10,000 —	— —	— —	— —	— —	— —	$10,000 —
John Giordano	2009 2008	$10,000 —	— —	— —	— —	— —	— —	$10,000 —
Dale Phillips	2009 2008	$10,000 —	— —	— —	— —	— —	— —	$10,000 —

In addition, the Company reimburses directors for their reasonable expenses for attending Board and Board Committee meetings.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

See “Securities Authorized For Issuance Under Equity Compensation Plans” and Equity Compensation Plan Information table under Item 5 concerning the authorization and issuance of securities of the Company under an equity compensation plan.

Security Ownership of Certain Beneficial Owners and Management

The table below sets forth information with respect to the beneficial ownership of our capital stock as of March 16, 2010 for (i) any person whom we know to be the beneficial owner of more than 5% of our outstanding common stock (ii) each of our directors or those nominated to be directors, and executive officers and (iii) all of our directors and executive officers as a group.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Title of Class(1)	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class(2)
Common Stock; Common Stock issuable upon conversion of derivative securities	Charles G. Masters, Member of the Board of Directors of Deer Valley Corporation, Chief Executive Officer and President of the Deer Valley Corporation (3)	212,032	(6)	1.20%

Common Stock; Common Stock issuable upon conversion of derivative securities	Joel Stephen Logan, II, Member of the Board of Directors of Deer Valley Corporation and of DVH, President and General Manager of DVH(4)	528,669 Direct Ownership	(7)	2.98%

Common Stock; Common Stock issuable upon conversion of derivative securities	Charles L. Murphree, Jr., Member of the Board of Directors of Deer Valley Corporation and of DVH, Vice President and Regional Sales Director of DVH(4)	352,448 Direct Ownership	(8)	2.00%

Common Stock; Common Stock issuable upon conversion of derivative securities	John Steven Lawler, Member of the Board of Directors of Deer Valley Corporation and of DVH, Chief Financial Officer and Executive Vice President of Deer Valley Corporation and Chief Financial Officer of DVH(4)	176,226 Direct Ownership	(9)	1.01%

Common Stock; Common Stock issuable upon conversion of derivative securities	Vicis Capital Master Fund(5)	13,406,749 Direct Ownership	(10)	76.83%

Common Stock; Common Stock issuable upon conversion of derivative securities	Hans Beyer, Member of the Board of Directors of Deer Valley Corporation(3)	267,889	(11)	1.53%

Common Stock issuable upon conversion of derivative securities	John Giordano Member of the Board of Directors of Deer Valley Corporation(3)	0		*

Title of Class(1)	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class(2)
Common Stock issuable upon conversion of derivative securities	Dale Phillips Member of the Board of Directors of Deer Valley Corporation(3)	81,680 Indirect Ownership	(12)	*

Common Stock and derivative securities convertible into Common Stock	All executive officers and directors as a group (7 persons)	1,618,944		9.3%

*	Less than 1%.
(1)	All of the Company’s Series B and D Convertible Preferred Stock automatically converted to common stock on July 24, 2006 and so does not appear here. Holders of more than 5% of our outstanding Series A Convertible Preferred Stock, Series C Convertible Preferred Stock, and Series E Convertible Preferred Stock are not separately reported above because (1) such holders vote on an as-converted basis with common shareholders on all matters save those involving a material alteration to the rights of holders of Series A, C, or E Convertible Preferred Stock and (2) holders of Series A, C, and E Convertible Preferred Stock are contractually restricted from converting such stock or exercising warrants such that they would own or vote more than 4.99% of the Company’s common stock. Therefore, it is the Company’s view that ownership of more than 5% of such preferred stock is immaterial for purposes of determining voting control of the Company.
(2)	Applicable percentage of ownership is based on 17,449,517 shares of common stock being issued and outstanding as of March 16, 2010. Calculations do not include outstanding convertible preferred stock, warrants, options, or other rights issued by the Company, unless the reporting person is the beneficial owner of the convertible preferred stock, warrant, option, or other right. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting of investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such persons, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise noted, we believe that all shares are beneficially owned and that all persons named in the table have sole voting and investment power with respect to all shares of common stock owned by them.
(3)	Unless otherwise indicated, the mailing address of the shareholder is 3111 W. Dr. MLK Blvd., Ste 100, Tampa, FL 33607.
(4)	Unless otherwise indicated, the mailing address of the shareholder is 205 Carriage St., Guin, Alabama 35563.
(5)	Unless otherwise indicated, the mailing address of the shareholder is 126 East 56th Street, New York, New York 10022.
(6)	Consists of (a) 14,498 common shares directly owned by Charles G. Masters, (b) 36,090 common shares owned by Charles Masters’ spouse, (c) 33,334 common shares issuable upon exercise of the Company’s Series A Common Stock Purchase Warrant owned by Charles Masters’ spouse, (d) 2,024 common shares issuable upon exercise of another of the Company’s Series A Common Stock Purchase Warrants owned by Charles Masters’ spouse, (e) 16,667 common shares issuable upon exercise of the Company’s Series B Common Stock Purchase Warrant owned by Charles Masters’ spouse, and (f) 109,419 common shares issuable upon exercise of the Company’s Series BD Common Stock Purchase Warrants directly owned by Charles G. Masters. Charles G. Masters disclaims beneficial ownership of securities owned by his spouse, except to the extent of his pecuniary interest therein, and the inclusion of these shares in this filing shall not be deemed an admission of beneficial ownership of all of the reported shares for purposes of Section 16 or for any other purpose.

(7)	Consists of (a) 216,528 common shares, (b) 200,000 common shares issuable upon exercise of the Company’s Series A Common Stock Purchase Warrant, (c) 12,141 common shares issuable upon exercise of another of the Company’s Series A Common Stock Purchase Warrants, and (d) 100,000 common shares issuable upon exercise of the Company’s Series B Common Stock Purchase Warrant.
(8)	Consists of (a) 144,353 common shares, (b) 133,334 common shares issuable upon exercise of the Company’s Series A Common Stock Purchase Warrant, (c) 8,094 common shares issuable upon exercise of another of the Company’s Series A Common Stock Purchase Warrants, and (d) 66,667 common shares issuable upon exercise of the Company’s Series B Common Stock Purchase Warrant.
(9)	Consists of (a) 72,178 common shares, (b) 66,667 common shares issuable upon exercise of the Company’s Series A Common Stock Purchase Warrant, (c) 4,047 common shares issuable upon exercise of another of the Company’s Series A Common Stock Purchase Warrants, and (d) 33,334 common shares issuable upon exercise of the Company’s Series B Common Stock Purchase Warrant.
(10)	Consists of (a) 13,406,749 common shares, (b) 364,178 common shares issuable upon exercise of the Company’s Series A Common Stock Purchase Warrant, (c) 3,283,334 common shares issuable upon exercise of the Company’s Series B Common Stock Purchase Warrant, (d) 6,556,668 common shares issuable upon exercise of another Series B Common Stock Purchase Warrant, (e) 2,246,300 common shares issuable upon conversion of 22,463 shares of the Company’s Series C Preferred Stock, (f) 2,000,000 shares of common stock which are issuable upon exercise of a Series C Common Stock Purchase Warrant, (g) 1,000,000 shares issuable upon exercise of 1,000,000 shares of the Company’s Series E Preferred Stock, (h) 2,000,000 shares of common stock which are issuable upon exercise of a Series D Common Stock Purchase Warrant, (i) 250,000 shares of common stock which are issuable upon exercise of another Series F Common Stock Purchase Warrant, (j) 750,000 shares of common stock which are issuable upon exercise of another Series F Common Stock Purchase Warrant, and (k) 632,524 shares of common stock which are issuable upon exercise of Series BD Common Stock Purchase Warrants. The conversion rights of Series A Preferred Stock, Series C Preferred Stock, and Series E Preferred Stock issued are limited in the certificate of designations, preferences and rights of such stock, and the exercise rights in the warrants issued to Vicis Capital Master Fund are limited, so, in each instance, the holder is not entitled to convert any Series A Preferred Stock, Series C Preferred Stock, or Series E Preferred Stock, or exercise any warrants, to the extent that, after such conversion, the sum of the number of shares of common stock beneficially owned by such holder and its affiliates, will result in beneficial ownership of more than 4.99% of the outstanding shares of common stock. As a result, the inclusion of Series A Preferred Stock, Series C Preferred Stock, and Series E Preferred Stock or the warrants in this Filing shall not be deemed an admission of beneficial ownership of all of registered securities under Section 16 or for any other purpose. In addition, as a result of such conversion caps, Vicis Capital Master Fund’s ownership of its preferred stock and warrants have not been included in its percent of common stock on the table.
(11)	Consists of (a) 1,104 common shares directly owned by Mr. Beyer, (b) 13,333 common shares issuable upon exercise of the Company’s Series A Preferred stock directly owned by Mr. Beyer, (c) 13,333 common shares issuable upon exercise of the Company’s Series A Common Stock Purchase Warrant directly owned by Mr. Beyer, (d) 810 common shares issuable upon exercise of another of the Company’s Series A Common Stock Purchase Warrant directly owned by Mr. Beyer, (e) 6,667 common shares issuable upon exercise of the Company’s Series B Common Stock Purchase Warrant directly owned by Mr. Beyer, and (f) 232,642 shares of common stock owned indirectly through Daedalus Consulting, Inc. Mr. Beyer disclaims beneficial ownership of securities owned by Daedalus Consulting, Inc. and Apogee Financial Investments, Inc., except to the extent of his pecuniary interest therein, and the inclusion of these shares in this Filing shall not be deemed an admission of beneficial ownership of all of the reported shares or for any other purpose.
(12)

Consists of (a) 37,500 common shares indirectly owned by nature of Mr. Phillip’s indirect ownership of Apogee Financial Investments, Inc., and (b) 44,188 common shares issuable upon exercise of the Company’s BD Common Stock Purchase Warrants indirectly owned by nature of Mr. Phillips’ indirect ownership of Apogee Financial Investments, Inc. Mr. Phillips disclaims beneficial ownership of securities owned by Apogee Financial Investments, Inc., except to the extent of his pecuniary interest therein, and the inclusion of these shares in this Filing shall not be deemed an admission of beneficial ownership of all of the reported shares or for any other purpose.

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

In connection with that certain Capital Stock Purchase Agreement, DVA entered into the Earnout Agreement, pursuant to which, additional payments may be paid to the former owners of Deer Valley Homebuilders, Inc., as an earnout, based upon the net income before taxes of DVH during the five (5) years following January 18, 2006, up to a maximum of $6,000,000. During the term of the Earnout Agreement, 50% of the pre-tax profit exceeding $1,000,000 per year will be accrued and become distributable to the former owners of DVH, the Founders, who consist of Joel Stephen Logan, II, the President and General Manager of DVH, Charles L. Murphree, Jr., the Vice President and Regional Sales Director of DVH, and John Steven Lawler, Director of Finance of DVH. Messrs. Logan, Murphree, and Lawler are all directors of Deer Valley Corporation and of DVH. The business purpose of executing the Earnout Agreement was to set the purchase price of DVH by an objective standard, given that the owners of DVH, DVA, and the Company could not agree on an outright purchase price. On November 19, 2007, the Company entered into the First Amendment to the Earnout Agreement with the Founders, now the core operating management for the Company’s wholly owned subsidiary, DVH, to provide for the issuance of two million shares of Deer Valley’s common stock into escrow for the benefit of the Founders, and guarantee that at the time of the escrow release, the total value of such escrowed shares would be equal to or greater than $2 million (the “escrow shortfall obligation”). In February 2010, the Board authorized the repurchase of the escrowed shares for $0.35/share (an aggregate of $700,000). The purchase price of $700,000 will replace the shares in escrow. Also, through action taken in February 2010, the Board has given notice that the Company will exercise its option to satisfy the “escrow shortfall obligation” with a cash payment of $1,300,000 thus eliminating the potential for any share dilution related to the escrow value guarantee. Pursuant to the Second Amendment to the Earnout Agreement effective as of February 26, 2010, the escrowed funds will be released, and the “escrow shortfall obligation” will be paid, to the beneficiaries on or about December 31, 2010. The escrow shortfall obligation is recorded as a put liability of $1,323,844 on the Company’s balance sheet for the year ended December 31, 2009, contained in this filing. A discussion of the terms of the Earnout Amendment can be found at “Commitment and Contingencies” under Note 13 of the Notes to Consolidated Financial Statements for the years ended December 31, 2009 and 2008.

The Company repurchased and cancelled all options held by the directors exercisable, in the aggregate, for 700,000 common shares at strike prices evenly divided between $1.09 and $1.14. The entire repurchase was accomplished for the nominal sum of $700.

John N. Giordano, a director of the Company, is also a shareholder of Bush Ross, P.A., the Company’s outside general legal counsel. The Company paid less than $100,000 for legal services during the fiscal year ending December 31, 2009.

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

Audit Fees Disclosure

The aggregate following table presents fees for professional services rendered by KBL, LLP (KBL) for the audit of our annual financial statements for 2009 and 2008 and fees billed for audit-related services, tax services and all other services rendered by KBL for 2009 and 2008.

	2009	2008
Audit fees (a)	$145,000	$177,500
Audit-related fees (b)	$—	$32,500
Tax fees	$21,800	$31,000
All other fees	$7,800

(a)	Fees for the audit of our annual financial statements and quarterly reviews. Includes amounts for expenses incurred during the audit.
(b)	Audit-related services to assist in the response to comments from the Securities and Exchange Commission.

ITEM 15.	EXHIBITS

Exhibit No.	Description
3.01	Articles of Incorporation of Deer Valley Corporation (1)
3.02	Bylaws of Deer Valley Corporation (1)
4.01	Certificate of Designation, Rights, and Preferences of Series A Convertible Preferred Stock (1)
4.02	Certificate of Designation, Rights, and Preferences of Series B Convertible Preferred Stock (1)
4.03	Certificate of Designation, Rights, and Preferences of Series C Convertible Preferred Stock (1)
4.04	Certificate of Designation, Rights, and Preferences of Series D Convertible Preferred Stock (1)
4.05	Certificate of Designation, Rights, and Preferences of Series E Convertible Preferred Stock (2)
10.01	Investor Rights Agreement, by and among the Company, each of the purchasers of the Company’s Series A Convertible Preferred Stock, and certain other persons a party thereto (3)
10.02	Earnout Agreement (3)
10.03	Form of Series A Common Stock Purchase Warrant (3)
10.04	Form of Series B Common Stock Purchase Warrant (3)
10.05	Form of Series C Common Stock Purchase Warrant (4)
10.06	Form of Series D Common Stock Purchase Warrant (4)
10.07	Form of Series E Common Stock Purchase Warrant (4)
10.08	Form of Series F Common Stock Purchase Warrant (2)
10.09	Form of Series BD-1 Common Stock Purchase Warrant (4)
10.10	Form of Series BD-2 Common Stock Purchase Warrant (4)
10.11	Form of Series BD-3 Common Stock Purchase Warrant (4)
10.12	Form of Series BD-4 Common Stock Purchase Warrant (4)
10.13	Form of Series BD-5 Common Stock Purchase Warrant (4)
10.14	Form of Loan Agreement (5)
10.15	Form of Commercial Promissory Note (5)
10.16	Form of Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing (5)
10.17	Form of Guaranty of Loan, Cytation Corp. (5)
10.18	Form of Guaranty of Loan, DeerValley Acquisitions Corp. (5)
10.19	Form of Guaranty of Deer Valley Corporation (6)
10.20	Form of Guaranty of Deer Valley Corporation (6)
10.21	Form of Series F Warrant (7)
10.22	Deer Valley Corporation 2007 Long Term Incentive Plan effective July 1, 2007 (8)
10.23	Form of Stock Option Agreement (8)
10.24	Employment Agreement with Charles G. Masters (8)
10.25	Amendment to Earnout Agreement (9)
10.26	Escrow Agreement (9)
10.27	Revolving Credit Loan and Security Agreement - $7,500,000 Revolving Credit Loan (10)
10.28	Revolving Credit Note - $7,500,000 (10)
10.29	Revolving Credit Loan and Security Agreement - $5,000,000 Revolving Credit Loan (10)
10.30	Revolving Credit Note - $5,000,000 (10)
10.31	Second Amendment to Earnout Agreement (11)
10.32	First Amendment to Escrow Agreement (11)
10.33	Employment Agreement - Joel Stephen Logan, II (11)
10.34	First Amendment to Employment Agreement – Joel Stephen Logan, II (11)
10.35	Employment Agreement - Charles L. Murphree, Jr. (11)
10.36	First Amendment to Employment Agreement - Charles L. Murphree, Jr. (11)
10.37	Employment Agreement - John Steven Lawler (11)
10.38	First Amendment to Employment Agreement - John Steven Lawler (11)
21.01	List of Subsidiaries of the Company. (2)
31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 13, 2009. (11)

31.02	Certification of Acting Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 13, 2009. (11)
32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 13, 2009. (11)
32.02	Certification of Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 13, 2009. (11)

(1)	Previously filed as an exhibit to the Form 8-K, filed with the SEC on July 28, 2006 and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Form 10-QSB, filed with the SEC on November 20, 2006 and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Form 8-K filed with the SEC on January 25, 2006 and incorporated herein by reference.
(4)	Previously filed as an exhibit to the Registration Statement on Form SB-2 filed with the SEC on April 19, 2006 and incorporated herein by reference.
(5)	Previously filed as an exhibit to the Form 8-K filed with the SEC on June 1, 2006 and incorporated herein by reference.
(6)	Previously filed as an exhibit to the Form 10-KSB, filed with the SEC on April 11, 2007 and incorporated herein by reference.
(7)	Previously filed as an exhibit to the Form 10-QSB, filed with the SEC on August 14, 2007 and incorporated herein by reference.
(8)	Previously filed as an exhibit to the Form 10-QSB, filed with the SEC on November 6, 2007 and incorporated herein by reference.
(9)	Previously filed as an exhibit to the Form 8-K filed with the SEC on November 21, 2007 and incorporated herein by reference.
(10)	Previously filed as an exhibit to the Form 8-K filed with the SEC on October 19, 2009 and incorporated herein by reference.
(11)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEER VALLEY CORPORATION

By:	/s/ Charles G Masters
Charles G. Masters
President and Chief Executive Officer

Date: March 29, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company and in the capacities indicated on March 29, 2010.

Signature	Title

/s/ Charles G. Masters	President, Chief Executive Officer
Charles G. Masters	(Principal Executive Officer) and Director

/s/ Joel S. Logan II
Joel S. Logan, II	Director

/s/ Charles Murphree
Charles Murphree	Director

/s/ John S. Lawler
John S. Lawler	Chief Financial Officer and Director

/s/ Dale Phillips
Dale Phillips	Director

Hans Beyer	Director

/s/ John N. Giordano
John N. Giordano	Director