Form 10-Q
period 2010-03-31
DEER VALLEY CORP
filed 2010-05-13
CIK 95047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The Registrant had 17,449,517 shares of Common Stock, par value $0.001 per share, outstanding as of May 11, 2010.

Unless otherwise indicated or the context otherwise requires, all references in this filing to “we,” “us,” the “Company,” and “Deer Valley” are to Deer Valley Corporation, a Florida corporation, together with its wholly-owned subsidiaries, Deer Valley Homebuilders, Inc., an Alabama corporation, and Deer Valley Finance Corp., a Florida corporation.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Deer Valley Corporation & Subsidiaries

Condensed Consolidated Financial Statements

Deer Valley Corporation & Subsidiaries

Consolidated Balance Sheets

	March 31,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current Assets:
Cash	$5,718,642	$8,503,866
Restricted Cash	700,000	—
Accounts receivable	1,379,496	828,492
Inventory	1,388,291	738,294
Deferred tax asset	668,687	720,560
Inventory finance note receivable	566,170	380,226
Prepaid expenses and other current assets	110,746	113,269

Total Current Assets	10,532,032	11,284,707

Fixed Assets:
Property, plant and equipment, net	2,649,589	2,704,502

Other Assets:
Goodwill	—	—
Inventory finance note receivable – net	1,816,869	637,514
Deferred tax asset	2,034,932	2,080,767
Other assets	655,842	467,265

Total Other Assets:	4,507,643	3,185,546

Total Assets	$17,689,264	$17,174,755

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities on long term debt	$97,859	$95,336
Notes payable	550,000	—
Accounts payable	495,200	204,835
Accrued expenses	1,789,533	1,747,627
Accrued warranties	1,420,000	1,530,000
Derivative liability	418,398	262,745
Income tax payable	—	46,638
Accrued earnout payable	2,000,000	—

Total Current Liabilities	6,770,990	3,887,181

Long Term Liabilities:
Long-term debt, net of current maturities	1,591,048	1,624,088
Deferred tax liability	108,393	123,684
Put liability	—	1,323,844

Total Long Term Liabilities	1,699,441	3,071,616

Total Liabilities	8,470,431	6,958,797

Commitments and Contingencies
Stockholders’ Equity:
Series A Preferred stock, $0.01 par value, 750,000 shares authorized, 25,250 and 25,250 shares issued and outstanding, respectively.	252,495	252,495
Series C Preferred stock, $0.01 par value, 26,750 shares authorized, 22,463 and 22,463 shares issued and outstanding, respectively.	224	224
Series E Preferred stock, $0.01 par value, 1,000,000 authorized, 1,000,000 and 1,000,000 shares issued and outstanding, respectively.	10,000	10,000
Common stock, $0.001 par value, 100,000,000 shares authorized, 17,449,517 and 19,449,517 shares issued and outstanding, respectively.	17,451	19,451
Additional paid-in capital	35,746,330	36,452,486
Common stock payable-Earnout Agreement	—	(2,000,000)
Accumulated deficit	(26,807,667)	(24,518,698)

Total Stockholders Equity	9,218,833	10,215,958

Total Liabilities and Stockholders Equity	$17,689,264	$17,174,755

See notes to consolidated financial statements

Deer Valley Corporation & Subsidiaries

Consolidated Statements of Operations

	For The Three Month Period Ended
	March 31,	March 31,
	2010	2009
	(unaudited)	(unaudited)
REVENUE	$6,117,933	$5,970,716

COST OF REVENUE	5,375,857	5,077,491

GROSS PROFIT	742,076	893,225

OPERATING EXPENSES:
Depreciation and Amortization	5,181	8,653
Selling, general and administrative	1,016,565	1,193,865
Impairment charge	2,000,000	—

TOTAL OPERATING EXPENSES	3,021,746	1,202,518

OPERATING INCOME (LOSS)	(2,279,670)	(309,293)

OTHER INCOME (EXPENSES)
Derivative income (expense)	(123,653)	(74,837)
Interest income	4,782	37,242
Interest expense	(35,251)	(35,546)

TOTAL OTHER INCOME/(EXPENSES)	(154,122)	(73,141)

INCOME (LOSS) BEFORE INCOME TAXES	(2,433,792)	(382,434)
INCOME TAX (EXPENSE)/BENEFIT	144,823	90,942

NET INCOME (LOSS)	$(2,288,969)	$(291,492)

Net Income/(Loss) Per Share (Basic)	$(0.13)	$(0.02)

Net Income/(Loss) Per Share (Fully Diluted)	$(0.13)	$(0.02)

Weighted Average Common Shares Outstanding	18,236,034	12,559,523

Weighted Average Common and Common Equivalent Shares Outstanding	18,236,034	12,559,523

See notes to consolidated financial statements

Deer Valley Corporation & Subsidiaries

Consolidated Statements of Cash Flows

	For The Three Month Periods Ended
	March 31,	March 31,
	2010	2009
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,288,969)	$(291,492)
Adjustments to reconcile net income (loss) to net cash provided for/used in operating activities:
Depreciation and amortization	64,793	72,582
Derivative income (expense)	123,653	74,837
Goodwill impairment charge	2,000,000	—
Bad debt expense	46,600	—
Changes in assets and liabilities:
(Increase)/decrease in receivables	(551,004)	95,759
(Increase)/decrease in inventories	(649,998)	(153,882)
(Increase)/decrease in deferred tax asset	97,708	55,585
(Increase)/decrease in inventory finance receivable	(1,411,899)	—
(Increase)/decrease in prepayments and other	(186,054)	(274,129)
Increase/(decrease) in accounts payable	290,365	(97,311)
Increase/(decrease) in income tax payable	(34,022)	(90,279)
Increase/(decrease) in estimated services and warranties	(110,000)	(310,000)
Increase/(decrease) in accrued expenses	29,291	(362,715)
Increase/(decrease) in deferred tax liability	(15,291)	55,795

CASH FLOW PROVIDED FOR/USED IN OPERATING ACTIVITIES	$(2,594,827)	$(1,225,250)

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted Cash	(700,000)
Purchases of equipment	(9,880)	—

CASH FLOW USED IN INVESTING ACTIVITIES	$(709,880)	$—

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(30,517)	(14,093)
Proceeds (repayment) of notes payable, net	550,000	—

CASH FLOW PROVIDED BY FINANCING ACTIVITIES	$519,483	$(14,093)

NET INCREASE (DECREASE) IN CASH	$(2,785,224)	$(1,239,343)
CASH, Beginning	$8,503,866	$8,960,479

CASH, Ending	$5,718,642	$7,721,136

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$45,761	$23,549
Taxes	$37,000	$163,304

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of preferred stock for common stock-net	$—	$158,000
Put liability settlement	$1,291,844	$—
Common stock canceled under earnout agreement	$2,000,000
Derivative liability	$—	$635,691

See notes to consolidated financial statements

Deer Valley Corporation & Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements for the three month periods ended March 31, 2010 and 2009 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The unaudited financial information included in this report includes all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods. The operations for the three month periods ended March 31, 2010 and 2009 are not necessarily indicative of the results of the full fiscal year.

The condensed consolidated financial statements included in this report should be read in conjunction with the financial statements and notes thereto included in the Registrant’s December 31, 2009 Annual Report on Form 10-K and subsequent filings on Form 10-Q or Form 8-K.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Accounting Estimates – The Company’s financial statements are prepared in conformity with accounting principles generally accepted in the United States of America which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fiscal Year – The Company’s operating subsidiaries, Deer Valley Homebuilders, Inc. and Deer Valley Finance Corp., operate on a 52-53 week fiscal year end. For presentation purposes, the reporting period has been presented as ending on March 31, the Company’s quarter end.

Cash Equivalents – The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company considers its investment in Variable Rate Demand Bonds (“VRDB’s”) as highly liquid investments. The VRDB’s can be redeemed with 7 days notice, are not insured by the Federal Deposit Insurance Corporation and are guaranteed by a Letter of Credit from Fifth Third Bank. At March 31, 2010, the Company owned $1,849,450 of VRDB’s.

The Company maintains its cash balances in two different financial institutions. The balances are insured by the Federal Deposit Insurance Corporation up to $250,000 or in the case of non-interest bearing checking accounts, the insurance is unlimited for a specified period of time.

Restricted Cash – During the three month period ended March 31, 2010, the Company escrowed $700,000 due to the Former Owners under the Company’s Earnout Agreement. The cash due to the Former Owners will be released from escrow on or about December 31, 2010. This amount is shown as restricted cash in the accompanying consolidated balance sheet. See Note 7 for additional disclosure related to the Company’s Earnout Agreement.

Inventory Finance Notes Receivable – The Company offers inventory-secured financing for its products to qualified retail dealers and developers. Finance contracts require periodic installments of principal and interest over periods of up to 24 months. The Company periodically evaluates the collectability of our Notes receivable and considers the need to establish an allowance for doubtful accounts based upon our historical collection experience. We had established an allowance for doubtful accounts of $46,600 as of March 31, 2010.

Goodwill – The Company tests goodwill for impairment at least annually, during the fourth quarter and on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. Recoverability of goodwill is evaluated using a two-step process. In the first step, the fair value of our reporting unit is compared to its carrying value. If the fair value of our reporting unit exceeds the carrying value of the net assets assigned to a reporting unit, goodwill is considered not impaired and no further testing is required. If the carrying value of the net assets assigned to a reporting unit exceeds the fair value of a reporting unit, the second step of the impairment test is performed in order to determine the implied fair value of a reporting unit’s goodwill. Determining the implied fair value of goodwill requires valuation of a reporting unit’s tangible and intangible assets and liabilities in a manner similar to the allocation of purchase price in a business combination. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, goodwill is deemed impaired and is written down to the extent of the difference. Similar to the review for impairment of other long-lived assets, the resulting fair value determination is significantly impacted by estimates of future sales for the Company’s products, capital needs, economic trends and other factors. See Note 4 for further discussion regarding the Company’s goodwill.

Impairment of Long-Lived Assets – In accordance with FASB Topic ASC 420 “Exit on Disposal Cost Obligations”, the Company evaluates the carrying value of long-lived assets to be held and used when events and circumstances warrant such a review. The carrying value of long-lived assets is considered impaired when the anticipated undiscounted cash flow from such assets is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived assets. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that the fair market values are primarily based on independent appraisals and preliminary or definitive contractual arrangements less costs to dispose.

Revenue Recognition – Revenue for manufactured homes sold to independent dealers generally is recorded when all of the following conditions have been met; (a) an order for the home has been received from the dealer, (b) an agreement with respect to payment terms (usually in the form of a written or verbal approval for payment has been received from the dealer’s flooring institution), and (c) the home has been shipped and risk of loss has passed to the dealer and collectability is reasonably assured.

Cost of Sales – The Company includes the following types of expenses in cost of sales: purchase and receiving costs, freight in, direct labor, supply costs, warehousing, direct and indirect overhead costs, inspection, transfer, actual and accrued warranty, depreciation, and amortization costs.

Selling, General and Administrative – The Company includes the following types of expenses in selling, general and administrative expense: sales salaries, sales commissions, bad debt expense, advertising, administrative overhead, administrative salaries and bonuses and legal and professional fees.

Derivative Financial Instruments – Upon the adoption of FASB ASC guidance on Topic 815 “Derivatives and Hedging” in “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” on January 1, 2009, certain of our financial instruments with “down-round” protection features are no longer considered indexed to our Company’s stock for purposes of determining whether they meet the first part of the scope exception ASC 815-10-15-74. As such, these instruments no longer meet the conditions to obtain equity classification and are required to be carried as derivative liabilities, at fair value with changes in fair value reflected in our income (loss). See Note 10 Derivative Liabilities of the consolidated financial statements for additional disclosure data.

2007 Long Term Incentive Plan – On September 7, 2007, the Company’s Board of Directors ratified the Company’s 2007 Long Term Incentive Plan (the “2007 Incentive Plan”). The 2007 Incentive Plan was effective as of July 1, 2007. A maximum of 1,800,000 shares of common stock has been authorized to be issued under the 2007 Incentive Plan in connection with the grant of awards, subject to adjustment for corporate transactions, including, without limitation, any stock dividend, forward stock split, reverse stock split, merger or recapitalization. Of this amount, no more than 1,000,000 shares of common stock may be issued as incentive stock options.

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

In February 2010, the Company’s Board of Directors approved the repurchase and cancellation of all 700,000 share options issued to the Board of Directors. These options were repurchased for the nominal sum of $700.

Stock Based Compensation – The Company uses the guidance set forth under FASB topic ASC 718 “Compensation – Stock Compensation” and Staff Accounting Bulletin 107 to measure its share based payments. This guidance considers the historical volatility over a period generally commensurate with the expected or contractual term of the share option.

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

The Company uses a trinomial lattice model granted to determine the fair value of stock options and employee stock purchase plan shares. The determination of the fair value of share-based payment awards on the date of grant using an option-valuation model is affected by the Company’s stock price as well as assumptions regarding a number of complex variables. These variables include the Company’s expected stock price volatility over the term of the awards, projected employee stock option exercise behavior, expected risk-free interest rate and expected dividends. In addition to the minimum level of assumptions, we have incorporated into our model the impact of the post vesting exit rate of 50%. No options were granted during the periods ended March 31, 2010 and 2009.

The following table summarizes the activity related to all Company stock options and warrants for the three month period ended March 31, 2010:

			Exercise Price Per Share		Weighted Average Exercise Price Per Share
	Warrants	Stock Options	Warrants	Options	Warrants	Options
Outstanding at December 31, 2009	21,821,160	700,000	$0.75-3.00	$1.09-$1.14	$1.59	$1.12

Granted	—	—	$—	—	$—	$—
Exercised	—	—	$—	—	$—	—
Cancelled or expired	—	(700,000)	—	—	—	—

Outstanding at March 31, 2010	21,821,160	—	$0.75-3.00	$1.09-$1.14	$1.59	—

The warrants expire at various dates ranging from August 2011 through August 2013. In February 2010, the Company’s Board of Directors approved the repurchase and cancellation of all of the options 700,000 share options issued to the Board of Directors. These options were repurchased for the nominal sum of $700.

Earning (Loss) Per Share – The Company uses the guidance set forth under FASB topic ASC 260, “Earnings Per Share” for calculating the basic and diluted loss per share. Basic income/(loss) per share is computed by dividing net income/(loss) and net income/(loss) attributable to common shareholders by the weighted average number of common shares outstanding. Diluted income/(loss) per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive. Common equivalent shares are excluded from the computation of net loss per share if they would be anti-dilutive.

The Company’s dilutive common stock equivalent shares as of March 31, 2010 and 2009 include all of the Convertible Preferred shares and any incremental shares associated with the Company’s outstanding warrants and stock options.

See the detailed list of Common Stock Equivalents below.

Common Stock Equivalents
as of
Securities	Exercise Price	March 31,
		2010	2009
Preferred:
Series A Preferred		336,667	7,103,309
Series C Preferred		2,246,300	2,246,300
Series E Preferred		1,000,000	1,000,000

Total		3,582,967	10,349,609

Warrants:

Class A Warrants	$1.50	10,369,351	10,369,351
Class B Warrants	$2.25	4,970,824	4,970,824
Class C Warrants	$0.75	2,000,000	2,000,000
Class D Warrants	$0.75	2,000,000	2,000,000
Class E Warrants	$3.00	—	880,544
Class F Warrants	$2.25	1,000,000	1,000,000
Class BD-2 Warrants	$1.50	899,162	919,162
Class BD-3 Warrants	$2.25	449,581	449,581
Class BD-4 Warrants	$1.50	66,121	66,121
Class BD-5 Warrants	$3.00	66,121	66,121

Total		21,821,160	22,721,704

Stock Options:

7/1/07 Issuance	$1.14	—	350,000
9/7/07 Issuance	$1.09	—	350,000

Total		—	700,000

Total common stock equivalents		25,404,127	33,771,313

Income Taxes – Income taxes are accounted for using the liability method of accounting. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax basis, using currently enacted tax rates. The effect on deferred assets and liabilities of a change in tax rates is recognized in income in the period when the change is enacted. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Recent accounting pronouncements – We have reviewed accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. We believe that the following impending standards may have an impact on our future filings. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

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

3. INVENTORY

Inventory consisted of the following components:

	March 31, 2010	December 31, 2009

Raw Materials	591,640	489,383
Work-in-Process	241,960	200,304
Finished Goods	554,691	48,607

Total Inventory	$1,388,291	$738,294

NOTE 4 – GOODWILL

The Company’s goodwill is compromised of the following:

Total Goodwill as of December 31, 2008	$7,256,917
Earnout for 2009	—
Impairment Charges	(7,256,917)

Total Goodwill as of December 31, 2009	$—
Earnout for 2010	2,000,000
Impairment Charges	(2,000,000)

Total Goodwill as of December 31, 2010	$—

The Company’s market capitalization was significantly impacted by the extreme volatility in the U.S. equity and credit markets and was below the book value of shareholders’ equity as of the end of the Company’s first quarter. As a result, the Company evaluated whether the decrease in its market capitalization reflected factors that would more likely than not reduce the fair value of the Company’s reporting units below their carrying value. Based on a combination of factors, including the economic environment, the sustained period of decline in the Company’s market capitalization, and the implied valuation and discount rate assumptions in the Company’s industry, the Company concluded there were sufficient indicators to perform an interim impairment test of the reporting units and related intangible assets.

The Company’s estimate of the fair value was based on projections of revenues, operating costs, and cash flows considering historical and anticipated future results, general economic and market conditions, as well as the impact of planned business and operational strategies. The key assumptions impacting the fair value of the Company’s reporting units during the impairment analysis were: (a) expected cash flow for a period of five years; (b) terminal value based upon zero terminal growth; and (c) a discount rate of 14.65% which was based on the Company’s best estimate of the weighted average cost of capital adjusted for risks associated with the Company’s reporting units. The Company believes the assumptions used in the impairment analysis were consistent with the risk inherent in the business models of the Company and within the Company’s industry.

As a result of the Company’s impairment analysis, the Company determined that the carrying value of goodwill exceeded its fair value. Accordingly, the Company performed further analysis to determine the implied fair value of the Company’s goodwill. This analysis included a hypothetical valuation of the tangible and intangible assets of the Company as if as if it had been acquired in a business combination. The analysis disclosed that the carrying amount of goodwill exceeds the implied fair value of goodwill. The Company recognized a goodwill impairment charge of $2,000,000 during the three month period ended March 31, 2010.

NOTE 5 – ACCRUED EXPENSES

Accrued expenses consisted of the following:

Category	March 31, 2010	December 31, 2009
Accrued dealer incentive program	322,843	320,629
Accrued third party billings	537,031	541,321
Accrued compensation	370,285	299,973
Accrued repurchase commitment	217,700	275,000
Other	341,674	310,704

Total Accrued Expenses	$1,789,533	$1,747,627

NOTE 6 – PRODUCT WARRANTIES

The Company provides the retail home buyer a one-year limited warranty covering defects in material or workmanship in home structure, plumbing and electrical systems. The Company estimated warranty costs are accrued at the time of the sale to the dealer following industry standards and historical warranty cost incurred. Periodic adjustments to the estimated warranty accrual are made as events occur which indicate changes are necessary. As of March 31, 2010, the Company has provided a liability of $1,420,000 for estimated warranty costs relating to homes sold, based upon management’s assessment of historical experience factors and current industry trends. Management reviews its warranty requirements at the close of each reporting period and adjusts the reserves accordingly. The following tabular presentation reflects activity in warranty reserves during the periods presented:

	For The Three Month Period Ended
	March 31, 2010	March 31, 2009

Balance at beginning of period	$1,530,000	$2,220,000
Warranty charges	573,198	558,241
Warranty payments	(683,198)	(868,241)

Balance at end of period	$1,420,000	$1,910,000

NOTE 7 – ACCRUED EARNOUT PAYABLE

Earnout Agreement – On January 18, 2006, the Company’s wholly-owned subsidiary, DeerValley Acquisitions Corp. (dissolved on July 1, 2006), entered into an Earnout Agreement (the “Earnout Agreement”), between Deer Valley Homebuilders, Inc., DeerValley Acquisitions Corp., and the former owners of Deer Valley Homebuilders, Inc. In connection with the Capital Stock Purchase Agreement, the Company entered into the Earnout Agreement, pursuant to which, additional payments may be paid to the former owners of Deer Valley Homebuilders, Inc. as an earnout based upon the Net Income Before Taxes of Deer Valley Homebuilders, Inc. during the next five (5) years, up to a maximum of $6,000,000. In any given year during the term of the Earnout Agreement, 50% of the pre-tax profit exceeding $1,000,000 per year will be accrued and become distributable to the prior shareholders.

On November 19, 2007, the Company entered into an amendment to the Earnout Agreement dated January 18, 2006, with the original founders (the “Founders”), now the core operating management for the Company’s wholly owned subsidiary, Deer Valley Homebuilders, Inc. (the “Earnout Amendment”).

In exchange for the elimination of future performance based cash accruals that were expected to total an additional $2 million over the next 12 to 36 months, the Company issued to the Founders two million shares of Deer Valley’s common stock. Through December 31, 2007, the Company has paid $4,000,000 to the Founders, under its Earnout Agreement, including $2.75 million in December of 2007. At December 31, 2009, the Company Founders have vested rights amounting to $2,000,000 under the Amended Earnout Agreement subject to completing requirements of the Founders employment agreement. The common stock was to be held in escrow until January 18, 2011 pending completion of the employment agreement requirements. The final number of shares released to recipients may be reduced in accordance with vesting requirements if the original earnout criteria are not met. For those shares that are ultimately released, if the open market price of the shares at the time of the release should be less than $1.00/share, the Company has agreed to either issue additional shares or pay a cash amount equal to the difference between $1.00 and the share price (i.e. “make whole”).

The Company accounted for the right to be made “whole” as a put liability. The Company determines the fair value of the put liability with a commercially available software product that utilizes a proven Monte Carlo valuation methodology. The Monte Carlo model was utilized to incorporate more complex variables than closed-form models such as the Black-Scholes option valuation model. Based on this analysis, the value of the put liability was determined to be approximately $1,291,844. On February 5, 2010, the Put liability was settled in conjunction with the Second Amendment to the Earnout Agreement dated January 16, 2006. The Company reassessed the classification of the contract and determined that the contract should be reclassified from equity to a liability. As a result, this liability was reclassified to paid in capital.

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

Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The following table summarizes the level 3 inputs used to measure the put liability at fair value:

February 5, 2010

Settlement guaranteed value	$2,000,000
Indexed shares	2,000,000
Expected volatility (Level 1)	78.6%-99.85%
Effective strike price	$1.00
Trading Market Price (Level 1)	$0.37
Expected dividends	—
Expected term in years	1-2 years
Risk free rate of return (Level 2)	.08%-.40%

As a result of the fair value adjustments the Company has recognized income for the period ended February 5, 2010 (the date of reclassification) of $32,000 and $20,000 for the three month period ended March 31, 2009.

On February 5, 2010, the Company entered into a Second Amendment to the Earnout Agreement dated January 18, 2006, with the original founders (the “Founders”), now the core operating management for the Company’s wholly owned subsidiary, Deer Valley Homebuilders, Inc. (the “Second Earnout Amendment”). The Former Owners agreed to extend the term of their Employment Agreements and Non-Compete Agreement for two additional years upon substantially the same terms and conditions, in exchange for the Company repurchasing the 2,000,000 shares currently in escrow at a price of $.35 per share, and agreeing to exercise the existing option to pay the Price Guarantee differential, in cash, in lieu of shares.

As a result of the amended earnout agreement, the Company recorded the remaining liability of $2,000,000 due to the Former owners under the Earnout Agreement. The Company agreed to repurchase the 2,000,000 shares held in escrow for the former owners for $700,000 and this amount is held in escrow for the benefit of the Former owners (restricted cash) until paid. The remaining $1,300,000 due to the former owners is payable in cash. This liability will be paid to the former shareholders on or about December 31, 2010.

NOTE 8 – REVOLVING CREDIT LOANS

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

The amount available under the revolving credit loans is equal to the lesser of $12,500,000 or an amount based on defined percentages of accounts receivable and inventories reduced by any outstanding letters of credit. At March 31, 2010, $3,650,184 was available under the revolving credit loans after deducting letters of credit of $375,000.

In addition to the revolving line of credit described in the preceding paragraph, DVH, during its normal course of business, is required to issue irrevocable standby letters of credit in the favor of independent third party beneficiaries to cover obligations under repurchase agreements. As of March 31, 2010, no amounts had been drawn on the above irrevocable letters of credit by the beneficiaries.

NOTE 9 – LONG TERM DEBT

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

NOTE 10 – DERIVATIVE LIABILITIES

In June 2008, the Emerging Issues Task Force issued EITF Consensus No. 07-05 “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”. Under EITF 07-05, instruments which contain full ratchet anti-dilution provisions will no longer be considered indexed to a company’s own stock for purposes of determining whether it meets the first part of the scope exception in ASC 815-10-15-74 (pre-Codification SFAS133.11(a)). The adoption of this EITF required us to (1) evaluate our instrument’s contingent exercise provisions and (2) evaluate the instrument’s settlement provisions. Based upon applying this approach to instruments within the scope of the consensus, we have determined that certain of our warrants which were classified in stockholders’ equity on December 31, 2008, no longer meet the definition of Indexed to a Company’s Own Stock provided in the Consensus. Accordingly, effective on January 1, 2009, we were required to reclassify those Warrants, at their fair value to liabilities. ASC 815 “Derivatives and Hedging” (pre-Codification SFAS133) requires that the fair value of these liabilities be re-measured at the end of every reporting period with the change in value reported in the statement of operations. The difference between the amount the warrants were originally recorded in the financials and the fair value of the instruments on January 1, 2009 was considered a cumulative effect of a change in accounting principle and required an adjustment to the opening balance of retained earnings in the amount of $5,537,222.

The following is a list of the common shares indexed to derivative financial instruments as of March 31, 2010 and December 31, 2009, and other salient terms:

	Common shares indexed	Exercise Price	Remaining term to expiration (years)
Class A Warrants (Class A-1 & Class A-2)	10,369,351	$1.50	1.36
Class B Warrants	4,970,824	$2.25	3.37
Class C Warrants	2,000,000	$0.75	1.36
Class D Warrants	2,000,000	$0.75	3.37
Class F Warrants (Class F-1 & Class F-2)	1,000,000	$2.25	1.63-2.32
Class BD-2 Warrants	899,162	$1.50	1.36
Class BD-3 Warrants	449,581	$2.25	1.36
Class BD-4 Warrants	66,121	$1.50	1.36
Class BD-5 Warrants	66,121	$3.00	1.36

Total number of common shares indexed to derivative instruments	21,821,160

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

The following tables summarize the components of derivative liabilities as of March 31, 2010, December 31, 2009 and the remeasurement date, January 1, 2009:

	March 31, 2010	December 31, 2009	Remeasurement date January 1, 2009
Class A Warrants (Class A-1 & Class A-2)	$121,684	$92,201	$143,308
Class B Warrants	99,914	42,749	143,657
Class C Warrants	58,200	45,400	113,400
Class D Warrants	115,200	65,800	207,000
Class F Warrants (Class F-1 & Class F-2)	9,525	5,950	11,200
Class BD-2 Warrants	10,340	7,913	12,319
Class BD-3 Warrants	2,563	1,978	3,597
Class BD-4 Warrants	760	582	906
Class BD-5 Warrants	212	172	304

Fair values	$418,398	$262,745	$635,691

Significant assumptions (or ranges):
Trading market values (1)	$0.50	$0.37	$1.20
Term (years)	1.36 - 3.37	1.61 -3.61	.61 -4.61
Volatility (1)	71.37% - 92.98%	65.44% - 91.90%	50.97% - 75.78%
Risk-free rate (2)	1.02% - 1.60%	1.14% - 1.70%	0.27% - 1.55%

Fair value hierarchy:

(1)	Level 1 inputs are quoted prices in active markets for identical assets and liabilities, or derived there from. Our trading market values and the volatilities that are calculated thereupon are level 1 inputs.

(2)	Level 2 inputs are inputs other than quoted prices that are observable. We use the current published yields for zero-coupon US Treasury Securities, with terms nearest the remaining term of the warrants for our risk free rate.

(3)	Level 3 inputs are unobservable inputs. Inputs for which any parts are level 3 inputs are classified as level 3 in their entirety. The remaining term used equals the remaining contractual term as our best estimate of the expected term.

ASC 820-10-55-62 Fair Value Measurements and Disclosures provides that for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period, reconciliation is required of the beginning and ending balances. The reconciliation of our derivative liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of March 31, 2010 is as follows:

Warrant Derivative
Beginning balance, January 1, 2009	$635,691
Derivative (income) expense	(372,946)
Issuances	—

Ending balance, December 31, 2009	262,745
Derivative (income) expense	155,653
Issuances	—

Ending balance, March 31, 2010	$418,398

The market price of our common stock, which significantly affects the fair value of our derivative financial instruments, experienced a material increase from $0.37 on December 31, 2009 to $0.50 as of March 31, 2010. The higher stock price had the effect of significantly increasing the fair value of the derivative liabilities and, accordingly, we were required to adjust the derivatives to these higher values with charges to derivative expense.

The following tables summarize the effects on our income (loss) associated with changes in the fair values of our derivative financial instruments:

	Three Months Ended March 31, 2010	Year Ended December 31, 2009

Class A Warrants (Class A-1 & Class A-2)	$29,483	$51,107
Class B Warrants	57,165	100,908
Class C Warrants	12,800	68,000
Class D Warrants	49,400	141,200
Class F Warrants (Class F-1 & Class F-2)	3,575	5,250
Class BD-2 Warrants	2,427	4,406
Class BD-3 Warrants	585	1,619
Class BD-4 Warrants	178	324
Class BD-5 Warrants	40	132

	$155,653	$372,946

NOTE 11 – INCOME TAXES

Income Taxes:

The components of the provision for income taxes are as follows:

March 31, 2010
Current taxes	$(227,240)
Deferred taxes	82,417

Provision (Benefit) for income taxes	$(144,823)

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

	March 31, 2010
	Amount	Impact on Rate
Income tax expense (benefit) at federal rate	$(827,489)	34.00%
State tax, net of Federal effect	(102,852)	4.23%
Permanent Differences:
Meals & Entertainment	5,568	-0.23%
Officer’s Life Insurance	334	-0.01%
Derivative expense	47,268	-1.94%

Total Permanent Differences	$53,170	-2.18%

Deferred Tax Valuation Allowance	$732,348	-30.09%

Total Provision (Benefit) for income taxes	$(144,823)	5.96%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income taxes are as follows:

March 31, 2010
Current Deferred Tax Assets:
Warranty Reserve	$542,809
Repurchase Reserve	83,218
Loan Loss Reserve	17,813
Accrued Legal fees	22,936
Allowance for Doubtful Accounts	1,911

Total Current Deferred Tax Asset	$668,687

Non-Current Deferred Tax Assets:
Share based compensation	$—
Goodwill impairment	2,767,280
Accelerated Depreciation	—
Valuation Allowance	(732,348)

Total Non-Current Deferred Tax Assets	$2,034,932

Non-Current Deferred Tax Liability:
Accelerated Depreciation	$(108,052)
Sale of Assets	(341)

Total Non-Current Deferred Tax Liability	$(108,393)

Total Deferred Tax Assets (Liabilities)—Net	$2,595,226

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Litigation – The Company in the normal course of business is subject to claims and litigation. Management of the Company is of the opinion that, based on information available, such legal matters will not ultimately have a material adverse effect on the financial position or results of operation of the Company.

Reserve for Repurchase Commitments – Deer Valley Homebuilders, Inc. (“DVH”) is contingently liable under the terms of repurchase agreements with financial institutions providing inventory financing for retailers of DVH’s products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The risk of loss under these agreements is spread over numerous retailers. The price DVH is obligated to pay generally declines over the period of the agreement (typically 18 to 24 months) and the risk of loss is further reduced by the sale value of repurchased homes. The maximum amount for which the Company is contingently liable under repurchase agreements is approximately $6,555,000 at March 31, 2010. As of March 31, 2010 the Company had reserved $217,700 for future repurchase losses, based on prior experience and an evaluation of dealers’ financial conditions. DVH to date has not experienced significant losses under these agreements, and management does not expect any future losses to have a material effect on the accompanying financial statements.

NOTE 13 – EQUITY TRANSACTIONS

Series A Convertible Preferred Stock – There were no conversions of Series A Preferred stock into shares of the Company’s common stock during the three month period ended March 31, 2010.

Common Stock Dividends – There were no dividends paid during the three month period ended March 31, 2010.

NOTE 14 – RELATED PARTY

In connection with the Capital Stock Purchase Agreement, DVA entered into the Earnout Agreement, pursuant to which, additional payments may be paid to the former owners of Deer Valley Homebuilders, Inc., as an earnout, based upon the net income before taxes of DVH during the five (5) years following January 18, 2006, up to a maximum of $6,000,000. During the term of the Earnout Agreement, 50% of the pre-tax profit exceeding $1,000,000 per year will be accrued and become distributable to the former owners of DVH, the Founders, who consist of Joel Stephen Logan, II, the President and General Manager of DVH, Charles L. Murphree, Jr., the Vice President and Regional Sales Director of DVH, and John Steven Lawler, Chief Financial Officer of DVH. Messrs. Logan, Murphree, and Lawler are all directors of Deer Valley Corporation and of DVH. The business purpose of executing the Earnout Agreement was to set the purchase price of DVH by an objective standard, given that the owners of DVH, DVA, and the Company could not agree on an outright purchase price. On November 19, 2007, the Company entered into the Earnout Amendment to the Earnout Agreement with the Founders, now the core operating management for the Company’s wholly owned subsidiary, DVH, to generally eliminate the Company’s obligations under the Earnout Agreement in exchange for an issuance of two million shares of Deer Valley’s common stock to the Founders and release of funds accrued through December 31, 2007.

On February 5, 2010, the Company entered into a second amendment to the Earnout Agreement dated January 18, 2006, with the original founders (the “Founders”), now the core operating management for the Company’s wholly owned subsidiary, Deer Valley Homebuilders, Inc. (the “Second Earnout Amendment”).

The Former Owners agreed to extend the term of their Employment Agreements and Non-Compete Agreement for two additional years upon substantially the same terms and conditions, in exchange for the Company repurchasing the 2,000,000 shares currently in escrow at a price of $.35 per share, and agreeing to exercise the existing option to pay the Price Guarantee differential, in cash, in lieu of shares. The Company reassessed the classification of the contract and determined that the contract should be reclassified from equity to a liability. The contract was reclassified as of February 5, 2010 the date of the Second Earnout Amendment. A discussion of the terms of the Earnout Amendment can be found at Note 7- Accrued Earnout Payable.

NOTE 15 – SEGMENT INFORMATION

Our business segments consist of (i) factory-built housing, which includes manufactured housing and modular housing and (ii) financial services, which includes finance. Our financial services business commenced during the fourth quarter of 2009 to provide dealer inventory-secured financing for the Company’s homes. Our chief decision making officer considers income (loss) from operations as the basis to measure segment profitability. The following table summarizes net sales, income (loss) from operations, and identifiable assets by segment for the three month period ended March 31, 2010.

	For The Three Months Ended
	March 31, 2010		March 31, 2009
Revenues from external customers
Factory-built housing	$6,084,678		$5,970,716
Financial Services	33,255		—

	$6,117,933		$5,970,716

Income (loss) from operations
Factory-built housing	$(1,983,167	)(1)	$(62,914)
Financial services	(25,345)		—
General corporate expenses	(271,158)		(246,379)

	$(2,279,670)		$(309,293)

Derivative income (expense)	$(123,653)		$(74,837)
Interest income	4,782		37,242
Interest expense	(35,251)		(35,546)

	$(154,122)		$(73,141)

Loss before income taxes	$(2,433,792)		$(382,434)

Identifiable assets
Factory-built housing	$15,137,718		$21,827,834
Financial Services	2,510,935		—
Other	40,611		424,963

	$17,689,264		$22,252,797

(1)	Includes $2,000,000 of goodwill impairment charges

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

Overview

The Company, through its wholly owned subsidiaries Deer Valley Homebuilders, Inc. (“DVH”) and Deer Valley Financial Corp (“DVFC”), designs, manufactures and provides dealer inventory-secured financing for the Company’s homes. The Company’s manufacturing plant located in Guin, Alabama, produces homes which are marketed in 15 states through a network of independent dealers, builders, developers and government agencies located primarily in the southeastern and south central regions of the United States. Short-term inventory-secured loan financing is offered to qualified retail dealers and developers, through DVFC, a new wholly owned subsidiary created in the fourth quarter 2009.

The Company’s executives are continuing to focus on matters relating to challenges faced by our industry and the general economy. (i) Management has been addressing the well-publicized slowdown in the housing industry by adjusting capacity with market demand. The Company will continue to monitor demand and may take additional steps to adjust capacity based on our views of and direction of the industry. (ii) In recognition of an important trend in the housing market toward modular homes and the recurring need for emergency housing as part of the Company’s strategic plan, management will continue to increase the Company’s involvement in the modular segment of the factory-built housing industry. The Company believes that establishing alternative distribution channels will add stability and position the company for growth when market conditions improve. The Company has targeted the production of smaller units (less than 3,000 square feet) that are readily producible, in a cost efficient manner, using the Company’s existing manufacturing capabilities. The Company sells these models to large tract developers, government agencies and individuals through independent dealers. (iii) Management has addressed the reduced availability of “dealer inventory financing” with a newly created wholly owned subsidiary, Deer Valley Finance Corp (DVFC). The subsidiary was created to provide short-term inventory-secured loans to qualified retail dealers and developers. (iv) The Company continues to focus on operating activities to improve manufacturing efficiencies, reduce overall costs and increase gross margins.

Our business segments consist of (i) factory-built housing, which includes manufactured housing and modular housing and (ii) financial services, which includes finance. Our financial services business commenced during the fourth quarter of 2009 to provide dealer inventory-secured financing for the Company’s homes. Otherwise, whe Company does not maintain separate operating segments for regions and does not separately report financial information by geographic sales area because they are similar products using similar production techniques and sold to the same class of customer. See Note 15 Segment Information of the consolidated financial statements for information on our net sales, income (loss) from operations, and identifiable assets by segment for the three month period ended March 31, 2010.

Manufacturing Operations

We produce all of our factory built homes at our plant in Guin, Alabama, which is functioning on a eight-hour shift, five-day work week. The Company’s average production rate was approximately 19 “floors” produced per week, during the first quarter of 2010. As of March 31, 2010, our backlog of orders stood at 17 days.

Our plant in Guin, Alabama operated at a capacity of 55% during the quarter ended March 31, 2010. We have one idle plant located in Sulligent, Alabama.

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

Results of Operations

The following discussion examines the results of the Company’s operations for the three month period ended March 31, 2010. This discussion of our financial condition and results of operations should be read in conjunction with our financial statements and notes to the financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment by our management. It is also imperative that one read our December 31, 2009 Annual Report on Form 10-K and subsequent filings on Form 8-K.

HISTORICAL RESULTS – THREE MONTH PERIOD ENDED March 31, 2010 AND March 31, 2009.

Revenues.    Overall gross revenue for the three month period ended March 31, 2010 was $6,117,933 compared to $5,970,716 for the three month period ended March 31, 2009, representing an increase of $147,217, or approximately 2.5%.

Gross Profit.    Gross profit for the three month period ended March 31, 2010 was $742,076 or 12.1% of total revenue compared to $893,225 or 15% of total revenue for the three month period ended March 31, 2009. The decrease in gross profit is attributable to increased raw material costs and overall commodity pressures, which continue to negatively impact gross profit. In addition or average wholesale price per unit in the first quarter 2010 declined to approximately $58,800 from $59,400 in the first quarter of 2009 due primarily to an increase in discounts offered to our dealers during the period. Based on management’s assessment of historical experience and current trends in wholesale shipments and dealer inventories we reduced our warranty provision by $110,000 for the three month period ended March 31, 2010 and $310,000 for the three month period ended March 31, 2009. The Company includes the following types of expenses in cost of sales: purchase and receiving costs, freight in, direct labor, supply costs, warehousing, direct and indirect overhead costs, inspection, transfer, actual and accrued warranty, depreciation, and amortization costs.

Selling, General, and Administrative Expenses.    Selling, general, and administrative expenses for the three month period ended March 31, 2010 were $1,016,565 compared to $1,193,865 for the three month period ended March 31, 2009. General and administrative costs decreased for the three month period ended March 31, 2010 in comparison to the corresponding period for 2009. These changes are primarily due to reduced selling expenses associated with the consolidation of product lines. The Company includes the following types of expenses in selling, general and administrative expense: sales salaries, sales commissions, bad debt expense, advertising, administrative overhead, administrative salaries and bonuses and legal and professional fees.

Other Income (Expense).    Derivative expense for the three month period ended March 31, 2010 was $123,653 compared to $74,837 for the three month period ended March 31, 2009. The increase is attributable to the adoption of guidance required by the “Derivatives and Hedging topic 815-10-15-74 Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock and the increase in fair value of the put liability. See Note 10 Derivative Liabilities and Note 7 Accrued Earnout Payable of the consolidated financial statements for additional disclosure data.

Impairment Charge.    Based on a combination of factors, including the economic eniviroment, the Company’s market capitalization, and the implied valuation and discount rate assumptions in the Company’s industry, the Company concluded that its goodwill was impaired. During the three month period ended March 31, 2010 the Company recorded a non-cash impairment charge of $2,000,000. See Note 4 Goodwill of the consolidated financial statements for additional data disclosure.

Net Income.    The net income (loss) for the three month period ended March 31, 2010 was $(2,288,969) compared to net income (loss) of $(291,492) for the three month period ended March 31, 2009. This decrease in net income is primarily due to a non-cash goodwill impairment charge of $2,000,000. See Note 4 Goodwill of the consolidated financial statements for additional data disclosure.

Liquidity and Capital Resources

Management believes that the Company currently has sufficient cash flow from operations, available bank borrowings, cash, and cash equivalents to meet its short-term working capital requirements. The Company had $5,718,642 in cash and cash equivalents as of March 31, 2010, compared to $8,503,866 in cash and cash equivalents as of December 31, 2009. The Company’s decrease in cash at March 31, 2010 compared to December 31, 2009 is primarily attributable to (a) historical seasonal factors described below, (b) increased activity related to inventory financing that we extend to certain qualified dealers selling our product, and (c) our deposit of $700,000 in escrow pursuant to our commitments under the Earnout Agreement dated January 18, 2006, as amended (the “Earnout Agreement”).

Our cash and cash equivalents in the first quarter of each year generally decrease from the beginning of the year cash balances due to a number of factors: (i) the closing of our facility at the end of December for plant-wide vacations and holidays, which results in lower average levels of inventories and accounts receivable and higher levels of cash at December 31 st , (ii) a return to normal operating levels of inventory and accounts receivable at the end of the first quarter due to production through March month-end, and (iii) lower shipments in the first quarter of each year in comparison to other quarters due to the weather and buying patterns of retail customers.

In addition, in October 2009, the Company created Deer Valley Finance Corp. (DVFC), a new, wholly owned subsidiary. The subsidiary was created to provide short-term inventory-secured loans to qualified retail dealers and developers. Although, we anticipate that our dealer finance business will be largely funded by advances under its credit facility with Fifth Third Bank, we used approximately $861,899 in cash during the three month period ended March 31, 2010 in providing inventory financing to certain qualified dealers selling our products. As of March 31, 2010, our inventory finance notes receivable had increased by $1,411,899, and we had drawn only $550,000 under our loan facility with Fifth Third Bank related to providing such inventory financing extended to our dealers.

The Company’s operations may require significant use of cash reserves during 2010 compared to 2009. Although we we anticipate that our dealer finance business will be largely funded by advances under its credit facility with Fifth Third Bank, it is possible that we may continue to use our cash to fund our financing business. In addition, on or about December 31, 2010, the Company will be required to pay the balance of $1,300,000 due on the Earnout Agreement. Should our costs and expenses prove to be greater than we currently anticipate, should we change our current business plan in a manner which will increase or accelerate our anticipated costs or capital demand, such as through the acquisition of new products, or should dealers participating in our inventory financing program default on our loans, our working capital could be depleted at an accelerated rate.

For the three month period ended March 31, 2010, operating activities used net cash of $2,594,827 primarily as a result of the following:

(a)	an increase in accounts receivable of $551,044,
(b)	a increase in inventories of $649,998, and
(c)	an increase in inventory finance notes receivable of $1,411,899.

For the three month period ended March 31, 2009, operating activities used net cash of $1,225,250 primarily as a result of the following:

(a)	a increase in inventories of $153,882,
(b)	an increase in prepayments and other assets of $274,129,
(c)	a decrease in estimated services and warranties of $310,000, and
(d)	a decrease in accrued dealer incentive programs and other accrued expenses of $362,715

The net cash used in investing activities for the three month period ending March 31, 2010 was $709,880, which reflects our deposit of $700,000 in escrow pursuant to our commitments under the Earnout Agreement and capitalization of normal operating purchases of equipment. The were no cash used or provided in investing activities for the three month period ending March 31, 2009.

The net cash provided in financing activities for the three month period ending March 31, 2010 was $519,483, which reflects a decrease in long-term debt due to scheduled principal payments of the Company’s commercial real estate mortgage and advances under its credit facility to provide short-term inventory-secured loans to qualified retail dealers and developers. The net cash used in financing activities for the three month period ending March 31, 2009 was $14,093, which reflects a decrease in long-term debt due to scheduled principal payments of the Company’s commercial real estate mortgage.

The Company is contingently liable under the terms of the repurchase agreements with financial institutions providing inventory financing for retailers of our products. For more information on the repurchase agreements, including the Company’s contingent liability there under, please see “Reserve for Repurchase Commitments” below.

DVH, during its normal course of business, is required to issue irrevocable standby letters of credit to cover obligations under its workmen compensation insurance policy in the amount of $375,000. As of March 31, 2010, no amounts had been drawn on the above irrevocable letters of credit by the beneficiaries.

Recent Developments

The Company’s Dealer Finance Program

The nationwide credit crisis has resulted in a precipitous reduction in the availability of inventory financing for retail outlets in the factory built housing industry. In late 2008, the Company received advisories from national financial service companies which provide “inventory-secured financing” for the majority of the Company’s independent retail dealers of HUD-Code homes. Because of the worldwide volatility and disruption in the capital markets, these traditional lenders have terminated, reduced or modified their retail dealer financing programs in an effort to reduce their asset based portfolios. This reduction in credit facilities has impaired the short-term marketing thrust and the long-term viability of many independent dealers and residential developers including some who distribute Deer Valley Homes.

Management has addressed the reduced availability of “dealer inventory financing” by the creation of Deer Valley Finance Corp. (DVFC), a wholly owned subsidiary. The subsidiary was created in the fourth quarter 2009 to provide short-term inventory-secured loans to qualified retail dealers and developers. Through the establishment of the new financial subsidiary, Deer Valley is aggressively moving to counter the credit squeeze that many of the Company’s existing dealers are experiencing. The existence of DVFC also positions the Company to potentially gain “shelf space” at additional independent dealer sales centers in regions where the Company is not currently represented. The Company will fund the new financial subsidiary through the reallocation of existing cash reserves in combination with funds available from an enhanced commercial bank credit facility with Fifth Third Bank. Administrative services for DVFC’s inventory-secured loan program are provided by Triad Financial Services, Inc. (“Triad”) of Jacksonville, Florida.

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

As of March 31, 2010, Deer Valley Finance Corp. had approximately $2,429,639 in outstanding loans to 11 dealers participating in DVFC’s inventory-secured loan program.

Share Repurchases

The Company has taken several strategic initiatives to improve shareholder value through a series of anti-dilutive securities repurchases. The Company expects the net result of these initiatives to contribute to greater per share earnings which will inherently create greater shareholder value.

On Febraury 26, 2010 the Company repurchased of a block of 2 million shares of the Company’s common stock being held in escrow for the benefit of the former owners and current managers of the Company’s primary operating subsidiary (the “Escrowed Shares”). Pursuant to the Earnout Agreement dated January 18, 2006, as amended (the Earnout Agreement”), the Escrowed Shares were issued in December 2007 and were being held in escrow until the scheduled release date, January 18, 2011. The Board authorized the repurchase of the Escrowed Shares for $0.35/share (an aggregate of $700,000). The purchase price of $700,000 will replace the shares in escrow. Note: The Company had previously guaranteed that at the time of the escrow release, the total value of the escrow account assets would be equal to or greater than $2 million (the “escrow shortfall obligation”). The escrow shortfall obligation is recorded as a put liability on the Company’s balance sheet. The Company will exercise its option to satisfy the “escrow shortfall obligation” with a cash payment of $1,300,000 thus eliminating the potential for any share dilution related to the escrow value guarantee. Pursuant to the Second Amendment to the Earnout Agreement effective as of February 26, 2010, the escrowed funds will be released, and the “escrow shortfall obligation” will be paid, to the beneficiaries on or about December 31, 2010.

Also in February 2010, the Company repurchased and canceled one entire class of options that granted the holders the right to purchase an aggregate of 700,000 common shares at strike prices evenly divided between $1.09 and $1.14. The entire repurchase was accomplished for the nominal sum of $700. The repurchase and cancellation of these options, all of which were formerly held by members of the Board, was another step toward simplifying the Company’s capital structure and the elimination of a potential source of future earnings dilution.

To improve shareholder value in the near term and to further reduce future earnings dilution, the Board has authorized a limited share repurchase program allowing for the occasional open market purchase of the Company’s common shares to a maximum cumulative expenditure of $500,000. No shares have been repurchased under the share repurchase program as of May 11, 2010.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments which affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. For a description of those estimates, see Note 2, Summary of Significant Accounting Policies, contained in the explanatory notes to the Company’s financial statements for the quarter ended March 31, 2010, contained in this filing and the Company’s Form 10-K for December 31, 2009. On an ongoing basis, we evaluate our estimates, including those related to reserves, deferred tax assets, valuation allowances, impairment of long-lived assets, fair value of equity instruments issued to consultants for services, and estimates of costs to complete contracts. We base our estimates on historical experience and on various other assumptions which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities which are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. However, we believe that our estimates, including those items described below, are reasonable.

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

Warranties

We provide our retail buyers with a one-year limited warranty covering defects in material or workmanship, including plumbing and electrical systems. We record a liability for estimated future warranty costs relating to homes sold, based upon our assessment of historical experience and industry trends. In making this estimate, we evaluate historical sales amounts, warranty costs related to homes sold and timing in which any work orders are completed. The Company has accrued a warranty liability reserve of $1,420,000 on its balance sheet as of March 31, 2010. Based on management’s assessment of historical experience and current trends in wholesale shipments and dealer inventories we reduced our warranty provision by $110,000 for the quarter year ended March 31, 2010. Although we maintain reserves for such claims, there can be no assurance that warranty expense levels will remain at current levels or that the reserves that we have set aside will continue to be adequate. A large number of warranty claims which exceed our current warranty expense levels could have a material adverse affect upon our results of operations.

Volume Incentives Payable

We have relied upon volume incentive payments to our independent dealers who retail our products. These volume incentive payments are accounted for as a reduction to gross sales, and are estimated and accrued when sales of our factory-built homes are made to our independent dealers. Volume incentive reserves are recorded based upon the annualized purchases of our independent dealers who purchase a qualifying amount of home products from us. We accrue a liability to our dealers, based upon estimates derived from historical payout rates. We had a reserve for volume incentives payable of $302,445 as of March 31, 2010.

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

The maximum amount for which the Company is contingently liable under such agreements amounted to approximately $6,555,000 as of March 31, 2010, as compared to $13,400,000 as of March 31, 2009. As of March 31, 2010 and March 31, 2009, we had reserves of $217,700 and $325,000, respectively, established for future repurchase commitments, based upon our prior experience and evaluation of our independent dealers’ financial conditions.

Due to the downturn in the HUD Code housing industry and the difficulties that our dealers are experiencing in obtaining floor plan financing, we have increased our reserves as a percentage of our aggregate repurchase obligations. The current economic climate has caused stress on the financial condition of our dealer network, based on these changes we have elevated the probability of default for the group and adjusted our estimated reserves accordingly. During the three month period ended March 31, 2010 we repurchased 2 homes due to dealer failures compared to 2 homes repurchased during the three month period ended March 31, 2009. If the number of dealers become insolvent, or default on their inventory financing loans, exceeds our estimates this could have a material adverse affect upon our results of operations.

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

Goodwill

Goodwill is related to the acquisition of DeerValley Acquisitions Corp. and Deer Valley Homebuilders, Inc on January 18, 2006. The Company tests goodwill for impairment at least annually, during the fourth quarter and on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. Recoverability of goodwill is evaluated using a two-step process. In the first step, the fair value of our reporting unit is compared to its carrying value. If the fair value of our reporting unit exceeds the carrying value of the net assets assigned to a reporting unit, goodwill is considered not impaired and no further testing is required. If the carrying value of the net assets assigned to a reporting unit exceeds the fair value of a reporting unit, the second step of the impairment test is performed in order to determine the implied fair value of a reporting unit’s goodwill. Determining the implied fair value of goodwill requires valuation of a reporting unit’s tangible and intangible assets and liabilities in a manner similar to the allocation of purchase price in a business combination. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, goodwill is deemed impaired and is written down to the extent of the difference. Similar to the review for impairment of other long-lived assets, the resulting fair value determination is significantly impacted by estimates of future sales for the Company’s products, capital needs, economic trends and other factors. See Note 4 for further discussion regarding the Company’s goodwill.

Revenue Recognition

Revenue for our products sold to independent dealers are generally recorded when all of the following conditions have been met: (i) an order for the home has been received from the dealer, (ii) an agreement with respect to payment terms has been received, and (iii) the home has been shipped and risk of loss has passed to the dealer and collectability is reasonably assured.

Derivative Liability

In June 2008, the Emerging Issues Task Force issued EITF Consensus No. 07-05 “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”. Under EITF 07-05, instruments which contain full ratchet anti-dilution provisions will no longer be considered indexed to a company’s own stock for purposes of determining whether it meets the first part of the scope exception in ASC 815-10-15-74 (pre-Codification SFAS133.11(a)). The adoption of this EITF required us to (1) evaluate our instrument’s contingent exercise provisions and (2) evaluate the instrument’s settlement provisions. Based upon applying this approach to instruments within the scope of the consensus, we have determined that certain of our warrants which were classified in stockholders’ equity on December 31, 2008, no longer meet the definition of Indexed to a Company’s Own Stock provided in the Consensus. Accordingly, effective on January 1, 2009, we were required to reclassify those Warrants, at their fair value to liabilities. ASC 815 “Derivatives and Hedging” (pre-Codification SFAS133) requires that the fair value of these liabilities be re-measured at the end of every reporting period with the change in value reported in the statement of operations. The difference between the amount the warrants were originally recorded in the financials and the fair value of the instruments on January 1, 2009 was considered a cumulative effect of a change in accounting principle and required an adjustment to the opening balance of retained earnings in the amount of $5,537,222.

The fair value of the derivative warrant liability was $262,745 on December 31, 2009, and $418,398 on March 31, 2010. The change in the warrant liability resulted in a derivative expense of $155,653 for the three month period ended March 31, 2010. The market price of our common stock, which significantly affects the fair value of our derivative financial instruments, experienced a material increase from $0.37 on December 31, 2009 to $0.50 as of March 31, 2010. The higher stock price had the effect of significantly increasing the fair value of the derivative liabilities and, accordingly, we were required to adjust the derivatives to these higher values with charges to derivative expense. See Note 10 Derivative Liabilities of the consolidated financial statements for additional disclosure data.

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

In December 2007, the FASB issued revised guidance under ASC 805 “Business Combinations”, which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. ASC 805 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of ASC 805 did not have a material impact on the Company’s financial position, results of operations or cash flows because the Company has not been involved in any business combinations during the three months ended March 31, 2010.

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

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending March 31, 2010 covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Changes in Internal Controls over Financial Reporting

During the quarter ended March 31, 2010, there have been no change in the Company’s internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

3.01	Articles of Incorporation of Deer Valley Corporation. (1)
3.02	Bylaws of Deer Valley Corporation. (1)
4.01	Certificate of Designation, Rights, and Preferences of Series A Convertible Preferred Stock. (1)
4.02	Certificate of Designation, Rights, and Preferences of Series B Convertible Preferred Stock. (1)
4.03	Certificate of Designation, Rights, and Preferences of Series C Convertible Preferred Stock. (1)
4.04	Certificate of Designation, Rights, and Preferences of Series D Convertible Preferred Stock. (1)
4.05	Certificate of Designation, Rights, and Preferences of Series E Convertible Preferred Stock. (2)
31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 11, 2010. (3)
31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 11, 2010. (3)
32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 11, 2010. (3)
32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 11, 2010. (3)

(1)	Previously filed as an exhibit to the Form 8-K, filed with the SEC on July 28, 2006 and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Form 10-QSB, filed with the SEC on November 20, 2006 and incorporated herein by reference.

(3)	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Deer Valley Corporation
(Registrant)

Dated: May 11, 2010	By:	/s/ Charles G. Masters
Charles G. Masters
President & Chief Executive Officer