Form 10-Q
period 2010-06-30
DEER VALLEY CORP
filed 2010-08-11
CIK 95047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

The Registrant had 17,489,085 shares of Common Stock, par value $0.001 per share, outstanding as of August 9, 2010.

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

Deer Valley Corporation & Subsidiaries

Condensed Consolidated Financial Statements

Deer Valley Corporation & Subsidiaries

Consolidated Balance Sheets

	June 30, 2010	December 31, 2009
	(unaudited)
ASSETS
Current Assets:
Cash	$6,576,434	$8,503,866
Restricted Cash	700,000	—
Accounts receivable	1,457,731	828,492
Inventory	1,264,374	738,294
Deferred tax asset	709,020	720,560
Inventory finance notes receivable	1,556,172	380,226
Prepaid expenses and other current assets	138,600	113,269

Total Current Assets	12,402,331	11,284,707

Fixed Assets:
Property, plant and equipment, net	2,599,738	2,704,502

Other Assets:
Goodwill	—	—
Inventory finance notes receivable - net	2,161,523	637,514
Deferred tax asset	2,034,931	2,080,767
Other assets	424,463	467,265

Total Other Assets:	4,620,917	3,185,546

Total Assets	$19,622,986	$17,174,755

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Current maturities on long term debt	$1,665,388	$95,336
Notes payable	1,800,000	—
Accounts payable	621,524	204,835
Accrued expenses	1,827,692	1,747,627
Accrued warranties	1,495,000	1,530,000
Derivative liability	298,390	262,745
Income tax payable	—	46,638
Accrued earnout payable	2,000,000	—

Total Current Liabilities	9,707,994	3,887,181

Long Term Liabilities:
Long-term debt, net of current maturities	—	1,624,088
Deferred tax liability	93,103	123,684
Put liability	—	1,323,844

Total Long Term Liabilities	93,103	3,071,616

Total Liabilities	9,801,097	6,958,797

Commitments and Contingencies
Stockholders’ Equity:
Series A Preferred stock, $0.01 par value, 750,000 shares authorized, 21,500 and 25,250 shares issued and outstanding, respectively.	214,995	252,495
Series C Preferred stock, $0.01 par value, 26,750 shares authorized, 22,463 and 22,463 shares issued and outstanding, respectively.	224	224
Series E Preferred stock, $0.01 par value, 1,000,000 authorized, 1,000,000 and 1,000,000 shares issued and outstanding, respectively.	10,000	10,000
Common stock, $0.001 par value, 100,000,000 shares authorized, 17,499,517 and 19,449,517 shares issued and outstanding, respectively.	17,501	19,451
Additional paid-in capital	35,783,780	36,452,486
Common stock payable-Earnout Agreement	—	(2,000,000)
Accumulated deficit	(26,204,611)	(24,518,698)

Total Stockholders Equity	9,821,889	10,215,958

Total Liabilities and Stockholders Equity	$19,622,986	$17,174,755

See notes to consolidated financial statements

Deer Valley Corporation & Subsidiaries

Consolidated Statements of Operations

	For The Three Month Period Ended		For The Six Month Period Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUE	$9,192,251	$6,704,907	$15,310,184	$12,675,624

COST OF REVENUE	7,573,134	5,395,237	12,948,990	10,472,728

GROSS PROFIT	1,619,117	1,309,670	2,361,194	2,202,896

OPERATING EXPENSES:
Depreciation and Amortization	5,266	—	10,447	—
Selling, general and administrative	978,013	921,640	1,994,578	2,124,158
Impairment charge	—	—	2,000,000	—

TOTAL OPERATING EXPENSES	983,279	921,640	4,005,025	2,124,158

OPERATING INCOME (LOSS)	635,838	388,030	(1,643,831)	78,738

OTHER INCOME (EXPENSES)
Derivative income (expense)	120,008	(30,739)	(3,645)	(105,576)
Interest income	4,797	24,053	9,579	61,296
Interest expense	(44,844)	(35,704)	(80,094)	(71,250)

TOTAL OTHER INCOME/(EXPENSES)	79,961	(42,390)	(74,160)	(115,530)

INCOME (LOSS) BEFORE INCOME TAXES	715,799	345,640	(1,717,991)	(36,792)

INCOME TAX (EXPENSE)/BENEFIT	(112,745)	(147,504)	32,078	(56,562)

NET INCOME (LOSS)	$603,054	$198,136	$(1,685,913)	$(93,354)

Net Income/(Loss) Per Share (Basic)	$0.03	$0.02	$(0.09)	$(0.01)

Net Income/(Loss) Per Share (Fully Diluted)	$0.03	$0.01	$(0.09)	$(0.01)

Weighted Average Common Shares Outstanding	17,477,850	12,682,850	17,852,573	12,621,872

Weighted Average Common and Common Equivalent Shares Outstanding	21,010,793	23,561,385	17,852,573	12,621,872

See notes to consolidated financial statements

Deer Valley Corporation & Subsidiaries

Consolidated Statements of Cash Flows

	For The Six Month Periods Ended
	June 30, 2010	June 30, 2009
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,685,913)	$(93,354)
Adjustments to reconcile net income (loss) to net cash provided for/used in operating activities:
Depreciation and amortization	129,919	141,799
Derivative income(expense)	3,645	105,576
Goodwill impairment charge	2,000,000	—
Bad debt expense	59,810	—
Changes in assets and liabilities:
(Increase)/decrease in receivables	(629,239)	(563,928)
(Increase)/decrease in inventories	(526,081)	103,239
(Increase)/decrease in deferred tax asset	57,376	169,250
(Increase)/decrease in inventory finance receivable	(2,759,765)	—
(Increase)/decrease in prepayments and other	17,471	(266,142)
Increase/(decrease) in accounts payable	416,689	(158,732)
Increase/(decrease) in income tax payable	(34,022)	(90,279)
Increase/(decrease) in estimated services and warranties	(35,000)	(560,000)
Increase/(decrease) in accrued expenses	67,450	(308,165)
Increase/(decrease) in deferred tax liability	(30,581)	111,590

CASH FLOW PROVIDED FOR/USED IN OPERATING ACTIVITIES	$(2,948,241)	$(1,409,146)

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted Cash	(700,000)	—
Purchases of equipment	(25,155)	—
Preceeds from sale of property, plant and equipment	—	55,733

CASH FLOW USED IN INVESTING ACTIVITIES	$(725,155)	$55,733

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(54,036)	(35,233)
Proceeds (repayment) of notes payable, net	1,800,000	—

CASH FLOW PROVIDED BY FINANCING ACTIVITIES	$1,745,964	$(35,233)

NET INCREASE (DECREASE) IN CASH	$(1,927,432)	$(1,388,646)
CASH, Beginning	8,503,866	8,960,479

CASH, Ending	$6,576,434	$7,571,833

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$89,109	$52,527

Taxes	$37,000	$163,304

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of preferred stock for common stock-net	$37,500	$158,000

Put liability settlement	$1,291,844	$—

Common stock canceled under earnout agreeement	$2,000,000	$—

See notes to consolidated financial statements

Deer Valley Corporation & Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements for the three and six month periods ended June 30, 2010 and 2009 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The unaudited financial information included in this report includes all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods. The operations for the three and six month periods ended June 30, 2010 and 2009 are not necessarily indicative of the results of the full fiscal year.

The condensed consolidated financial statements included in this report should be read in conjunction with the financial statements and notes thereto included in the Registrant’s December 31, 2009 Annual Report on Form 10-K and subsequent filings on Form 10-Q and Form 8-K.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash Equivalents - The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company considers its investment in Variable Rate Demand Bonds (“VRDB’s”) as highly liquid investments. The VRDB’s can be redeemed with 7 days notice, are not insured by the Federal Deposit Insurance Corporation and are guaranteed by a Letter of Credit from Fifth Third Bank. At June 30, 2010, the Company owned $2,286,295 of VRDB’s.

The Company maintains its cash balances in two different financial institutions. The balances are insured by the Federal Deposit Insurance Corporation up to $250,000.

Restricted Cash - During the six month period ended June 30, 2010, the Company escrowed $700,000 due to the Former Owners under the Company’s Earnout Agreement. The cash due to the Former Owners will be released from escrow on or about December 31, 2010. This amount is shown as restricted cash in the accompanying consolidated balance sheet. See Note 7 for additional disclosure related to the Company’s Earnout Agreement.

Inventory Finance Notes Receivable - The Company offers inventory-secured financing for its products to qualified retail dealers and developers. Finance contracts require periodic installments of principal and interest over periods of up to 24 months. The Company periodically evaluates the collectability of our Notes receivable and considers the need to establish an allowance for doubtful accounts based upon our historical collection experience. We had established an allowance for doubtful accounts of $59,810 as of June 30, 2010.

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

2007 Long Term Incentive Plan - On September 7, 2007, the Company’s Board of Directors ratified the Company’s 2007 Long Term Incentive Plan (the “2007 Incentive Plan”). The 2007 Incentive Plan was effective as of July 1, 2007. A maximum of 1,800,000 shares of common stock has been authorized to be issued under the 2007 Incentive Plan in connection with the grant of awards, subject to adjustment for corporate transactions, including, without limitation, any stock dividend, forward stock split, reverse stock split, merger or recapitalization. Of this amount, no more than 1,000,000 shares of common stock may be issued as incentive stock options.

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

The Company uses a trinomial lattice model granted to determine the fair value of stock options and employee stock purchase plan shares. The determination of the fair value of share-based payment awards on the date of grant using an option-valuation model is affected by the Company’s stock price as well as assumptions regarding a number of complex variables. These variables include the Company’s expected stock price volatility over the term of the awards, projected employee stock option exercise behavior, expected risk-free interest rate and expected dividends. In addition to the minimum level of assumptions, we have incorporated into our model the impact of the post vesting exit rate of 50%. No options were granted during the six month periods ended June 30, 2010 and 2009.

The following table summarizes the activity related to all Company stock options and warrants for the six month period ended June 30, 2010:

			Exercise Price Per Share		Weighted Average Exercise Price Per Share
	Warrants	Stock Options
			Warrants	Options	Warrants	Options

Outstanding at December 31, 2009	21,821,160	700,000	$0.75-3.00	$1.09-$1.14	$1.59	$1.12

Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Cancelled or expired	—	(700,000)	—	—	—	—

Outstanding at June 30, 2010	21,821,160	—	$0.75-3.00	$1.09-$1.14	$1.59	—

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

The Company’s dilutive common stock equivalent shares as of June 30, 2010 and 2009 include all of the Convertible Preferred shares and any incremental shares associated with the Company’s outstanding warrants and stock options.

See the detailed list of Common Stock Equivalents below.

Common Stock Equivalents

as of

Securities	Exercise Price	June 30,
		2010	2009

Preferred:

Series A Preferred		286,642	7,103,309
Series C Preferred		2,246,300	2,246,300
Series E Preferred		1,000,000	1,000,000

Total		3,532,942	10,349,609

Warrants:

Class A Warrants	$1.50	10,369,351	10,369,351
Class B Warrants	$2.25	4,970,824	4,970,824
Class C Warrants	$0.75	2,000,000	2,000,000
Class D Warrants	$0.75	2,000,000	2,000,000
Class E Warrants	$3.00	—	880,544
Class F Warrants	$2.25	1,000,000	1,000,000
Class BD-2 Warrants	$1.50	899,162	899,162
Class BD-3 Warrants	$2.25	449,581	449,581
Class BD-4 Warrants	$1.50	66,121	66,121
Class BD-5 Warrants	$3.00	66,121	66,121

Total		21,821,160	22,701,704

Stock Options:

7/1/07 Issuance	$1.14	—	350,000
9/7/07 Issuance	$1.09	—	350,000

Total		—	700,000

Total common stock equivalents		25,354,102	33,751,313

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

Earlier adoption is prohibited. The adoption of ASC 805 did not have a material impact on the Company’s financial position, results of operations or cash flows because the Company has not been involved in any business combinations during year ended December 31, 2009 and the six month period ended June 30, 2010.

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

NOTE 3 - INVENTORY

Inventory consisted of the following components:

	June 30, 2010	December 31, 2009

Raw Materials	$653,764	$489,383
Work-in-Process	215,625	200,304
Finished Goods	394,985	48,607

Total Inventory	$1,264,374	$738,294

NOTE 4 - GOODWILL

The Company’s goodwill is compromised of the following:

Total Goodwill as of December 31, 2008	$7,256,917
Earnout for 2009	—
Impairment Charges	(7,256,917)

Total Goodwill as of December 31, 2009	—
Earnout for 2010	2,000,000
Impairment Charges	(2,000,000)

Total Goodwill as of June 30, 2010	$—

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

As a result of the Company’s impairment analysis, the Company determined that the carrying value of goodwill exceeded its fair value. Accordingly, the Company performed further analysis to determine the implied fair value of the Company’s goodwill. This analysis included a hypothetical valuation of the tangible and intangible assets of the Company as if as if it had been acquired in a business combination. The analysis disclosed that the carrying amount of goodwill exceeds the implied fair value of goodwill. The Company recognized a goodwill impairment charge of $2,000,000 during the six month period ended June 30, 2010.

NOTE 5 - ACCRUED EXPENSES

Accrued expenses consisted of the following:

Category	June 30, 2010	December 31, 2009

Accrued dealer incentive program	$366,468	$320,629
Accrued third party billings	449,056	541,321
Accrued compensation	483,616	299,973
Accrued repurchase commitment	190,000	275,000
Other	338,552	310,704

Total Accrued Expenses	$1,827,692	$1,747,627

NOTE 6 - PRODUCT WARRANTIES

The Company provides the retail home buyer a one-year limited warranty covering defects in material or workmanship in home structure, plumbing and electrical systems. The Company estimated warranty costs are accrued at the time of the sale to the dealer following industry standards and historical warranty cost incurred. Periodic adjustments to the estimated warranty accrual are made as events occur which indicate changes are necessary. As of June 30, 2010, the Company has recorded an accrued liability of $1,495,000 for estimated warranty costs relating to homes sold, based upon management’s assessment of historical experience factors and current industry trends. Management reviews its warranty requirements at the close of each reporting period and adjusts the reserves accordingly. The following tabular presentation reflects activity in warranty reserves during the periods presented:

	For The Three Month Period Ended		For The Six Month Period Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Balance at beginning of period	$1,420,000	$1,910,000	$1,530,000	$2,220,000
Warranty charges	607,711	397,085	1,180,908	835,326
Warranty payments	(532,711)	(647,085)	(1,215,908)	(1,395,326)

Balance at end of period	$1,495,000	$1,660,000	$1,495,000	$1,660,000

NOTE 7 - ACCRUED EARNOUT PAYABLE

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

In exchange for the elimination of future performance based cash accruals that were expected to total an additional $2 million over the next 12 to 36 months, the Company issued to the Founders two million shares of Deer Valley’s common stock. Through December 31, 2007, the Company paid $4,000,000 to the Founders, under its Earnout Agreement, including $2.75 million in December of 2007. At December 31, 2009, the Company Founders have vested rights amounting to $2,000,000 under the Amended Earnout Agreement subject to completing requirements of the Founders employment agreement. The common stock was to be held in escrow until January 18, 2011 pending completion of the employment agreement requirements. The final number of shares released to recipients may be reduced in accordance with vesting requirements if the original earnout criteria are not met. For those shares that are ultimately released, if the open market price of the shares at the time of the release should be less than $1.00/share, the Company agreed to either issue additional shares or pay a cash amount equal to the difference between $1.00 and the share price (i.e. “make whole”).

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

We apply the provisions of ASC 820 Fair Value Measurement in valuing our derivative financial instruments. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement. Our derivative financial instruments which are required to be measured at fair value on a recurring basis are all measured at fair value using Level 3 inputs. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table summarizes the inputs used to measure the put liability at fair value:

February 5, 2010

Settlement guaranteed value	$2,000,000
Indexed shares	2,000,000
Expected volatility	78.6%-99.85%
Effective strike price	$1.00
Trading Market Price	$0.37
Expected dividends	—
Expected term in years	1-2 years
Risk free rate of return	.08%-.40%

As a result of the fair value adjustments, the Company has recognized income (expense) of $0 and ($16,000) for the three month period ended June 30, 2010 and 2009, respectively. The Company recognized income (expense) for the six month period ended June 30, 2010 and 2009 of $32,000 and $4,000, respectively.

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

NOTE 8 - REVOLVING CREDIT LOANS

On April 12, 2008, DVH renewed and consolidated its existing revolving credit line of $2,500,000 with Fifth Third Bank, and its existing revolving bridge line of credit of $5,000,000 with Fifth Third Bank (the “Consolidated Facility”). The Consolidated Facility

is a revolving line of credit in an amount not to exceed $7,500,000 evidenced by a revolving credit note and secured by accounts receivable, inventory, equipment and all other tangible and intangible personal property of DVH and guaranteed by Deer Valley Corporation. The purpose of the Consolidated Facility is to provide working capital and letters of credit required in the normal course of the Company’s business. The Consolidated Facility has a one-year term and has a variable interest rate at 2.50% above LIBOR and provides for conditions to be met, including financial ratios, prior to each advance.

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

On October 14, 2009, Deer Valley entered into Revolving Credit Loan and Security Agreement with Fifth Third Bank, which provides for a revolving line of credit in an amount not to exceed Seven Million Five Hundred Thousand and No/100 Dollars (the “$7,500,000 Loan”). The $7,500,000 Loan is evidenced by a revolving credit note and secured by accounts receivable, inventory, equipment and all other tangible and intangible personal property of Deer Valley. The purpose of the $7,500,000 Loan is to provide display model financing for dealers of the products produced by DVHB. This financing will be provided through DVC’s new subsidiary DVFC, and administration of individual dealer loans will initially be handled by a third party administrator. The $7,500,000 Loan has a two year term and has a variable interest rate at 4.00% above LIBOR or 4.38% at June 30, 2010. An event of default such as non-payment of amounts when due under the loan agreement or a breach of a covenant may accelerate the maturity date of the facility. The facility provides for conditions to be met prior to each advance, including financial ratios. As of June 30, 2010, The Company had an outstanding balance of $875,000 under the revolving credit loan.

On October 14, 2009, Deer Valley entered into Revolving Credit Loan and Security Agreement with Fifth Third Bank, which provides for a revolving line of credit in an amount not to exceed Five Million and No/100 Dollars (the “$5,000,000 Loan”). The $5,000,000 Loan is evidenced by a revolving credit note and secured by accounts receivable, inventory, equipment and all other tangible and intangible personal property of Deer Valley. The $5,000,000 Loan is to be utilized for short term working capital financing, letters of credit and as a bridge loan on financing the sale of retail units by DVHB. Said financing will be provided through DVC’s new subsidiary DVFC, and administration of individual dealer loans will initially be handled by a third party administrator. The $5,000,000 Loan has a two year term and has a variable interest rate at 2.50% above LIBOR or 2.88% at June 30, 2010. An event of default such as non-payment of amounts when due under the loan agreement or a breach of a covenant may accelerate the maturity date of the facility. The facility provides for conditions to be met prior to each advance, including financial ratios. As of June 30, 2010, The Company had an outstanding balance of $925,000 under the revolving credit loan.

The amount available under the revolving credit loans is equal to the lesser of $12,500,000 or an amount based on defined percentages of accounts receivable and inventories reduced by any outstanding letters of credit. At June 30, 2010, $3,657,665 was available under the revolving credit loans after deducting letters of credit of $375,000.

In addition to the revolving line of credit described in the preceding paragraph, DVH, during its normal course of business, is required to issue irrevocable standby letters of credit in the favor of independent third party beneficiaries to cover obligations under repurchase agreements. As of June 30, 2010, no amounts had been drawn on the above irrevocable letters of credit by the beneficiaries.

NOTE 9 - LONG-TERM DEBT

On May 26, 2006, DVH entered into a Loan Agreement with Fifth Third Bank (the “Lender”) providing for a loan of Two Million and No/100 Dollars ($2,000,000) (the “Loan”) evidenced by a promissory note and secured by a first mortgage on DVH’s properties in Guin, Alabama and Sulligent, Alabama, including the structures and fixtures located thereon, as well as DVH’s interest in any lease thereof. The Loan has a term from May 26, 2006 through June 1, 2011 and has a variable interest rate at 2.25% above LIBOR. At June 30, 2010, the total amount due of $1,665,388 is classified as a current liability. There is no prepayment penalty. Future advances are available under the Loan Agreement, subject to approval by the Lender. Also on May 26, 2006, the Company and DVH guaranteed the Loan. Should Deer Valley default, thereby triggering acceleration of the Loan, the Company would become liable for payment of the Loan.

NOTE 10 - DERIVATIVE LIABILITIES

In June 2008, the Emerging Issues Task Force issued EITF Consensus No. 07-05 “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”. Under EITF 07-05, instruments which contain full ratchet anti-dilution provisions will no longer be considered indexed to a company’s own stock for purposes of determining whether it meets the first part of the scope exception in ASC 815-10-15-7. The adoption of this EITF required us to (1) evaluate our instrument’s contingent exercise provisions and (2) evaluate the instrument’s settlement provisions. Based upon applying this approach to instruments within the scope of the consensus, we have determined that certain of our warrants which were classified in stockholders’ equity on December 31, 2008, no longer meet the definition of Indexed to a Company’s Own Stock provided in the Consensus. Accordingly, effective on January 1, 2009, we were required to reclassify those Warrants, at their fair value to liabilities. ASC 815 “Derivatives and Hedging” requires that the fair value of these liabilities be remeasured at the end of every reporting period with the change in value reported in the statement of operations. The difference between the amount the warrants were originally recorded in the financials and the fair value of the instruments on January 1, 2009 was considered a cumulative effect of a change in accounting principle and required an adjustment to the opening balance of retained earnings in the amount of $5,537,222.

The following is a list of the common shares indexed to derivative financial instruments as of June 30, 2010 and December 31, 2009, and other salient terms:

	Common shares indexed	Exercise Price	Remaining term to expiration (years)

Class A Warrants (Class A-1 & Class A-2)	10,369,351	$1.50	1.12-1.43
Class B Warrants	4,970,824	$2.25	3.12
Class C Warrants	2,000,000	$0.75	.64
Class D Warrants	2,000,000	$0.75	3.12
Class F Warrants (Class F-1 & Class F-2)	1,000,000	$2.25	1.38-2.07
Class BD-2 Warrants	899,162	$1.50	1.12
Class BD-3 Warrants	449,581	$2.25	1.12
Class BD-4 Warrants	66,121	$1.50	1.12
Class BD-5 Warrants	66,121	$3.00	1.12

Total number of common shares indexed to derivative instruments	21,821,160

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

The following tables summarize the components of derivative liabilities as of June 30, 2010, December 31, 2009 and the remeasurement date, January 1, 2009:

	June 30, 2010	December 31, 2009	Remeasurement date January 1, 2009
Class A Warrants (Class A-1 & Class A-2)	$50,023	$92,201	$143,308
Class B Warrants	96,931	42,749	143,657
Class C Warrants	29,000	45,400	113,400
Class D Warrants	109,600	65,800	207,000
Class F Warrants (Class F-1 & Class F-2)	7,675	5,950	11,200
Class BD-2 Warrants	3,956	7,913	12,319
Class BD-3 Warrants	854	1,978	3,597
Class BD-4 Warrants	291	582	906
Class BD-5 Warrants	60	172	304

Fair values	$298,390	$262,745	$635,691

Significant assumptions (or ranges):
Trading market values	$0.40	$0.37	$1.20
Term (years)	.64- 3.12	1.61 – 3.61	.61 – 4.61
Volatility	82.31% -103.38%	65.44% -91.90%	50.97% -75.78%
Risk-free rate	.32% -1.00%	1.14% - 1.70%	0.27% - 1.55%

We apply the provisions of ASC 820 Fair Value Measurement in valuing our derivative financial instruments. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement. Our derivative financial instruments which are required to be measured at fair value on a recurring basis are all measured at fair value using Level 3 inputs. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

ASC 820-10-55-62 Fair Value Measurements and Disclosures provides that for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period, reconciliation is required of the beginning and ending balances. The reconciliation of our derivative liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of June 30, 2010 is as follows:

Warrant Derivative
Beginning balance, January 1, 2009	$635,691
Total gains or (losses) included in earnings	(372,946)
Issuances	—

Ending balance, December 31, 2009	262,745
Total gains or (losses) included in earnings	155,653
Issuances	—

Ending balance, March 31, 2010	$418,398
Total gains or (losses) included in earnings	(120,008)
Issuances	—

Ending balance, June 30, 2010	$298,390

The market price of our common stock, which significantly affects the fair value of our derivative financial instruments, experienced a material increase from $0.37 on December 31, 2009 to $0.40 as of June 30, 2010. The higher stock price had the effect of increasing the fair value of the derivative liabilities and, accordingly, we were required to adjust the derivatives to these higher values with charges to derivative expense.

The following tables summarize the effects on our income (loss) associated with changes in the fair values of our derivative financial instruments:

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Class A Warrants (Class A-1 & Class A-2)	$71,661	$42,178
Class B Warrants	2,983	(54,182)
Class C Warrants	29,200	16,400
Class D Warrants	5,600	(43,800)
Class F Warrants (Class F-1 & Class F-2)	1,850	(1,725)
Class BD-2 Warrants	6,384	3,957
Class BD-3 Warrants	1,709	1,124
Class BD-4 Warrants	469	291
Class BD-5 Warrants	152	112

	$120,008	$(35,645)

NOTE 11 - INCOME TAXES

Income Taxes:

The components of the provision for income taxes are as follows:

June 30, 2010

Current taxes	$58,872
Deferred taxes	(26,794)

Income tax (expense)/benefit	$32,078

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

	June 30, 2010
	Amount	Impact on Rate
Income tax expense (benefit) at federal rate	$566,461	34.00%

State tax, net of Federal effect	70,408	4.23%

Permanent Differences:
Meals & Entertainment	(11,117)	-0.67%
Officer’s Life Insurance	(669)	-0.04%
Derivative expense	(1,393)	-0.08%

Total Permanent Differences	$(13,179)	-0.79%

Deferred Tax Valuation Allowance	$(591,612)	-35.51%

Total tax (expense)/benefit for income taxes	$32,078	1.93%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income taxes are as follows:

June 30, 2010

Current Deferred Tax Assets:
Warranty Reserve	$571,479
Repurchase Reserve	72,629
Loan Loss Reserve	22,863
Accrued Legal fees	40,138
Allowance for Doubtful Accounts	1,911

Total Current Deferred Tax Asset	$709,020

Non-Current Deferred Tax Assets:
Goodwill impairment	2,626,544
Valuation Allowance	(591,613)

Total Non-Current Deferred Tax Assets	$2,034,931

Non-Current Deferred Tax Liability:
Accelerated Depreciation	$(92,762)
Sale of Assets	(341)

Total Non-Current Deferred Tax Liability	$(93,103)

Total Deferred Tax Assets (Liabilities) - Net	$2,650,848

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Litigation - The Company in the normal course of business is subject to claims and litigation. Management of the Company is of the opinion that, based on information available, such legal matters will not ultimately have a material adverse effect on the financial position or results of operation of the Company.

Reserve for Repurchase Commitments - Deer Valley Homebuilders, Inc. (“DVH”) is contingently liable under the terms of repurchase agreements with financial institutions providing inventory financing for retailers of DVH’s products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The risk of loss under these agreements is spread over numerous retailers. The price DVH is obligated to pay generally declines over the period of the agreement (typically 18 to 24 months) and the risk of loss is further reduced by the sale value of repurchased homes. The maximum amount for which the Company is contingently liable under repurchase agreements is approximately $4,460,000 at June 30, 2010. As of June 30, 2010 the Company reserved $190,000 for future repurchase losses, based on prior experience and an evaluation of dealers’ financial conditions. DVH to date has not experienced significant losses under these agreements, and management does not expect any future losses to have a material effect on the accompanying financial statements.

NOTE 13 - EQUITY TRANSACTIONS

Series A Convertible Preferred Stock - During the three month period ended June 30, 2010 certain shareholders converted 3,750 shares of Series A Preferred stock, par value $37,500, into 50,000 shares of the Company’s common stock. During the six month period ended June 30, 2010 certain shareholders converted 3,750 shares of Series A Preferred stock, par value $37,500, into 50,000 shares of the Company’s common stock

Common Stock Dividends - There were no dividends paid during the six month period ended June 30, 2010.

NOTE 14 - RELATED PARTY

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

On February 5, 2010, the Company entered into a second amendment to the Earnout Agreement dated January 18, 2006 (the “Second Earnout Amendment”). The Founders agreed to extend the term of their Employment Agreements and Non-Compete Agreement for two additional years upon substantially the same terms and conditions, in exchange for the Company repurchasing the 2,000,000 shares currently in escrow at a price of $.35 per share, and agreeing to exercise the existing option to pay the Price Guarantee differential, in cash, in lieu of shares. The Company reassessed the classification of the contract and determined that the contract should be reclassified from equity to a liability. The contract was reclassified as of February 5, 2010 the date of the Second Earnout Amendment in the amount of $2,000,000. A discussion of the terms of the Earnout Amendment can be found at Note 7- Accrued Earnout Payable.

NOTE 15 - SEGMENT INFORMATION

Our business segments consist of factory-built housing and financial services. Our financial services business commenced during the fourth quarter of 2009 to provide dealer inventory-secured financing for houses built by the Company. Our chief decision making officer considers income (loss) from operations as the basis to measure segment profitability. The following table summarizes net sales, income (loss) from operations, and identifiable assets by segment for the three and six month period ended June 30, 2010 and 2009.

	For The Three Months Ended		For The Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010		June 30, 2009

Revenues from external customers
Factory-built housing	$9,134,026	$6,704,907	$15,218,704		$12,675,624
Financial Services	58,225	—	91,480		—

Total Revenues	$9,192,251	$6,704,907	$15,310,184		$12,675,624

Income (loss) from operations
Factory-built housing	$711,139	$490,438	$(1,272,029	) (1)	$427,524
Financial services	24,902	—	(443)		—
General corporate expenses	(100,203)	(102,408)	(371,359)		(348,786)

Total Income (loss) from operations	$635,838	$388,030	$(1,643,831	) (1)	$78,738

Derivative income (expense)	$120,008	$(30,739)	$(3,645)		$(105,576)
Interest income	4,797	24,053	9,579		61,296
Interest expense	(44,844)	(35,704)	(80,094)		(71,250)

	$79,961	$(42,390)	$(74,160)		$(115,530)

Income (loss) before income taxes	$715,799	$345,640	$(1,717,991	) (1)	$(36,792)

Identifiable assets
Factory-built housing	$15,793,566	$21,960,905
Financial Services	3,777,701	—
Other	51,719	298,552

	$19,622,986	$22,259,457

(1)	Includes $2,000,000 of goodwill impairment charges

Item 2.	Management’s Discussion and Analysis

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

Overview

The Company, through its wholly owned subsidiaries Deer Valley Homebuilders, Inc. (“DVH”) and Deer Valley Financial Corp (“DVFC”), designs and manufactures factory built homes and provides dealer inventory-secured financing for our factory built homes. The Company’s manufacturing plant located in Guin, Alabama, produces homes which are marketed in 13 states through a network of independent dealers, builders, developers and government agencies located primarily in the southeastern and south central regions of the United States. Short-term inventory-secured loan financing is offered to qualified retail dealers and developers, through DVFC, a wholly owned subsidiary created in the fourth quarter 2009.

The Company’s executives are continuing to focus on challenges faced by our industry and the general economy: (i) Management has been addressing the well-publicized slowdown in the housing industry by adjusting capacity and production rates with market demand. The Company will continue to monitor demand and may take additional steps to adjust production levels based on our views of and direction of the industry. (ii) In recognition of an important trend in the housing market toward modular homes and the need for emergency housing as part of the Company’s strategic plan, management will seek to increase the Company’s involvement in the modular segment of the factory-built housing industry. The Company believes that establishing alternative distribution channels will add stability and position the company for growth when market conditions improve. The Company has targeted the production of smaller units (less than 3,000 square feet) that are readily producible, in a cost efficient manner, using the Company’s existing manufacturing capabilities. The Company sells these models to large tract developers, government agencies and individuals through independent dealers. (iii) Management has addressed the reduced availability of “dealer inventory financing” with its wholly owned subsidiary, Deer Valley Finance Corp (DVFC). The subsidiary was created to provide short-term inventory-secured loans to qualified retail dealers and developers. (iv) The Company continues to focus on operating activities to improve manufacturing efficiencies, reduce overall costs and increase gross margins.

Our business segments consist of factory-built housing and financial services. Our financial services business commenced during the fourth quarter of 2009 to provide qualified independent retail dealers and developers inventory-secured financing for homes the Company produces. Otherwise, the Company does not maintain separate operating segments for regions and does not separately report financial information by geographic sales area because they are similar products using similar production techniques and sold to the same class of customer. See Note 15 - Segment Information of the notes to Condensed Consolidated Financial Statements for information on our net sales, income (loss) from operations, and identifiable assets by segment for the three and six months period ended June 30, 2010.

Manufacturing Operations

We produce all of our factory built homes at our plant in Guin, Alabama, which is functioning on an eight-hour shift, five-day work week. During the second quarter of 2010, the Company’s average production rate was approximately 23 “floors” produced per week. As of June 30, 2010, our backlog of orders stood at 22 days.

Our plant in Guin, Alabama operated at a capacity of 67% during the quarter ended June 30, 2010. We have one idle plant located in Sulligent, Alabama.

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

Results of Operations

The following discussion examines the results of the Company’s operations for the three and six months period ended June 30, 2010. This discussion of our financial condition and results of operations should be read in conjunction with our financial statements and notes to the financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment by our management. It is also imperative that one read our December 31, 2009 Annual Report on Form 10-K and subsequent filings on Form 8-K.

HISTORICAL RESULTS – THREE AND SIX MONTHS PERIOD ENDED JUNE 30, 2010 AND JUNE 30, 2009.

Revenues. Overall gross revenue for the three month period ended June 30, 2010 was $9,192,251 compared to $6,704,907 for the three month period ended June 30, 2009, representing an increase of $2,487,344, or approximately 37%. Overall gross revenue for the six month period ended June 30, 2010 was $15,310,184 compared to $12,675,624 for the six month period ended June 30, 2009, representing an increase of $2,634,560, or approximately 21%. The increase in revenue for the three and six month periods ended June 30, 2009, are in part attributable to the federal homebuyer tax credit, which favorable impacted our revenues for the second quarter 2010. However, the expiration of the federal homebuyer tax credit has also contributed to a softness of new orders during June and July. It remains unclear what impact the expiration of this credit will have on new orders in the second half of 2010. If the current crisis in the national economy generally, or in the housing market specifically, continues for an extended period of time, our operating results could be significantly affected by such market forces. This ongoing crisis has materially impacted liquidity in the financial markets, reducing the availability of wholesale financing for our industry retailers and consumer financing for purchasers of a manufactured homes. The likelihood that we will be able to sustain our increased revenues or generate net income in the future must be considered in light of the difficulties facing the manufactured housing industry as a whole, the national and local economies, the credit markets and the financial services industry, the competitive environment in which we operate, and other risks and uncertainties

Gross Profit. Gross profit for the three month period ended June 30, 2010 was $1,619,117 or 18% of total revenue compared to $1,309,670 or 20% of total revenue for the three month period ended June 30, 2009. Gross profit for the six month period ended June 30, 2010 was $2,361,194 or 15.4% of total revenue compared to $2,202,896 or 17.4% of total revenue for the six month period ended June 30, 2009. The decrease in gross profit as percentage of revenue is attributable to increased raw material costs and overall commodity pressures. In addition our average wholesale price per unit has declined as a result of consumer demand for smaller less expensive homes. The Company includes the following types of expenses in cost of sales: purchase and receiving costs, freight in, direct labor, supply costs, warehousing, direct and indirect overhead costs, inspection, transfer, actual and accrued warranty, depreciation, and amortization costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three month period ended June 30, 2010 were $978,013 compared to $921,640 for the three month period ended June 30, 2009. General and administrative costs increased for the three month period ending June 30, 2010, in comparison to the corresponding period for 2009, primarily due to increased selling and administration cost associated with the increase in revenues. Selling, general, and administrative expenses for the six month period ended June 30, 2010 were $1,994,578 compared to $2,124,158 for the six month period ended June 30, 2009. General and administrative costs decreased for the six month period ending June 30, 2010, in comparison to the corresponding period for 2009, primarily due to cost savings initiatives implemented with consolidation of manufacturing processes and product lines. The Company includes the following types of expenses in selling, general and administrative expense: sales salaries, sales commissions, bad debt expense, advertising, administrative overhead, administrative salaries and bonuses and legal and professional fees.

Other Income (Expense). Derivative income (expense) for the three month period ended June 30, 2010 was $120,008 compared to $(30,739) for the three month period ended June 30, 2009. Derivative income (expense) for the six month period ended June 30, 2010 was $(3,645) compared to $(105,576) for the six month period ended June 30, 2009. The derivative income (expense) is attributable to the adoption of guidance required by the “Derivatives and Hedging topic 815-10-15-74 Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock and the change in fair value of the put liability related to the earnout agreement. See Note 10 - Derivative Liabilities and Note 7 - Accrued Earnout Payable of the notes to Condensed Consolidated Financial Statements for additional disclosure data.

Impairment Charge. Based on a combination of factors, including the economic eniviroment, the Company’s market capitalization, and the implied valuation and discount rate assumptions in the Company’s industry, the Company concluded that the goodwill related to the acquisition of DVH was impaired. During the six month period ended June 30, 2010 the Company recorded a non-cash impairment charge of $2,000,000, which we recognized in February 2010. There will not be any additional impairment of goodwill related to the 2006 acquisition of DVH. See Note 4 - Goodwill of the notes to Condensed Consolidated Financial Statements for additional data disclosure.

Net Income. The net income for the three month period ended June 30, 2010 was $603,054 compared to net income of $198,136 for the three month period ended June 30, 2009. The net loss for the six month period ended June 30, 2010 was $1,685,913 compared to net loss of $93,354 for the six month period ended June 30, 2009. The increase in net income for the three month period ended June 30, 2010 as compared to the three month period ended June 30, 2009 is primarily due to increased revenues. The increase in net loss for the six month period ended June 30, 2010 as compared to the six month period ended June 30, 2009 is primarily due to a non-cash goodwill impairment charge of $2,000,000. See Note 4 - Goodwill of the notes to Condensed Consolidated Financial Statements for additional data disclosure.

Liquidity and Capital Resources

Management believes that the Company currently has sufficient cash flow from operations, available bank borrowings, cash, and cash equivalents to meet its short-term working capital requirements. The Company had $6,576,434 in cash and cash equivalents as of June 30, 2010, compared to $8,503,866 in cash and cash equivalents as of December 31, 2009. The Company’s decrease in cash at June 30, 2010 compared to December 31, 2009 is primarily attributable to (a) historical seasonal factors described below, (b) increased activity related to inventory financing that we extend to certain qualified dealers selling our product, and (c) our deposit of $700,000 in escrow pursuant to our commitments under the Earnout Agreement dated January 18, 2006, as amended (the “Earnout Agreement”).

Our cash and cash equivalents generally decrease from the beginning of the year cash balances due to a number of factors: (i) the scheduled production shutdown of our facility at the end of December for plant-wide vacations and holidays, which results in lower average levels of inventories and accounts receivable and higher levels of cash at December 31st, (ii) a return to normal operating levels of inventory and accounts receivable reflecting normal production levels subsequent to the holiday shutdown period.

In addition, in October 2009, the Company created Deer Valley Finance Corp. (DVFC), a wholly owned subsidiary. The subsidiary was created to provide short-term inventory-secured loans to qualified retail dealers and developers. Although, we anticipate that our dealer finance business will be largely funded by advances under its credit facility with Fifth Third Bank, we used approximately $959,765 in cash during the six month period ended June 30, 2010 in providing inventory financing to certain qualified dealers selling our products. As of June 30, 2010, our inventory finance notes receivable had increased by $2,759,765, and we had drawn $1,800,000 under our loan facility with Fifth Third Bank related to providing such inventory financing to our dealers.

The Company’s operations may require significant use of cash reserves during 2010 compared to 2009. Although we anticipate that our dealer finance business will be largely funded by advances under its credit facility with Fifth Third Bank, it is possible that we may continue to use our cash to fund a portion of our financing business. In addition, on or about December 31, 2010, the Company will be required to pay the balance of $1,300,000 due on the Earnout Agreement. Should we incur operating losses due to reduced sales, should our costs and expenses prove to be greater than we currently anticipate, should we change our current business plan in a manner which will increase or accelerate our anticipated costs or capital demand, such as through the acquisition of new products, or should dealers participating in our inventory financing program default on our loans, our working capital could be depleted at an accelerated rate.

For the six month period ended June 30, 2010, operating activities used net cash of $2,948,241 primarily as a result of the following:

(a)	an increase in accounts receivable of $629,239,

(b)	a increase in inventories of $526,081, and

(c)	an increase in inventory finance notes receivable of $2,759,765, which were offset in part by

(d)	an increase in accounts payable of $416,689.

For the six month period ended June 30, 2009, operating activities used net cash of $1,409,146 primarily as a result of the following:

(a)	a increase in accounts receivable of $563,928,

(b)	an increase in prepayments and other assets of $266,142,

(c)	a decrease in estimated services and warranties of $560,000, and

(d)	a decrease in accrued dealer incentive programs and other accrued expenses of $308,165

The net cash used in investing activities for the six month period ending June 30, 2010 was $725,155, which reflects our deposit of $700,000 in escrow pursuant to our commitments under the Earnout Agreement and capitalization of normal operating purchases of equipment. The net cash provided by investing activities for the six month period ending June 30, 2009 was $55,733, which reflects proceeds from the sale of equipment.

The net cash provided in financing activities for the six month period ending June 30, 2010 was $1,745,964, which reflects a decrease in long-term debt due to scheduled principal payments of the Company’s commercial real estate mortgage and advances under its credit facility to provide short-term inventory-secured loans to qualified retail dealers and developers. The net cash used in financing activities for the six month period ending June 30, 2009 was $35,233, which reflects a decrease in long-term debt due to scheduled principal payments of the Company’s commercial real estate mortgage.

The Company is contingently liable under the terms of the repurchase agreements with financial institutions providing inventory financing for retailers of our products. For more information on the repurchase agreements, including the Company’s contingent liability there under, please see “Reserve for Repurchase Commitments” below.

DVH, during its normal course of business, is required to issue irrevocable standby letters of credit to cover obligations under its workmen compensation insurance policy in the amount of $375,000. As of June 30, 2010, no amounts had been drawn on the above irrevocable letters of credit by the beneficiaries.

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

Management has addressed the reduced availability of “dealer inventory financing” by the creation of Deer Valley Finance Corp. (DVFC), a wholly owned subsidiary. The subsidiary was created in the fourth quarter 2009 to provide short-term inventory-secured loans to qualified retail dealers and developers. Through the establishment of the new financial subsidiary, Deer Valley has moved to counter the credit squeeze that many of the Company’s existing dealers have been experiencing. The existence of DVFC also positions the Company to maintain “shelf space” at existing independent sales centers and potentially gain “shelf space” at additional independent dealer sales centers in regions where the Company is not currently represented. The Company funded the new financial subsidiary through the reallocation of existing cash reserves in combination with funds available from an enhanced commercial bank credit facility with Fifth Third Bank. Administrative services for DVFC’s inventory-secured loan program are provided by Triad Financial Services, Inc. (“Triad”) of Jacksonville, Florida. As of June 30, 2010, Deer Valley Finance Corp. had $3,775,050 in outstanding loans to 13 independent dealers participating in DVFC’s inventory-secured loan program. At June 30, 2010, approximately $3,657,665 was available under the revolving credit loans after deducting letters of credit of $375,000.

On October 14, 2009, Deer Valley entered into Revolving Credit Loan and Security Agreement with Fifth Third Bank, which provides for a revolving line of credit in an amount not to exceed Seven Million Five Hundred Thousand and No/100 Dollars (the “$7,500,000 Loan”). The $7,500,000 Loan is evidenced by a revolving credit note and secured by accounts receivable, inventory, equipment and all other tangible and intangible personal property of Deer Valley. The purpose of the $7,500,000 Loan is to provide display model financing for dealers of the products produced by DVHB. This financing will be provided through DVC’s new subsidiary DVFC, and administration of individual dealer loans will initially be handled by a third party administrator. The $7,500,000 Loan has a two year term and has a variable interest rate at 4.00% above LIBOR or 4.38% at June 30, 2010. An event of default such as non-payment of amounts when due under the loan agreement or a breach of a covenant may accelerate the maturity date of the facility. The facility provides for conditions to be met prior to each advance, including financial ratios. As of June 30, 2010, The Company had an outstanding balance of $875,000 under the revolving credit loan.

On October 14, 2009, Deer Valley entered into Revolving Credit Loan and Security Agreement with Fifth Third Bank, which provides for a revolving line of credit in an amount not to exceed Five Million and No/100 Dollars (the “$5,000,000 Loan”). The $5,000,000 Loan is evidenced by a revolving credit note and secured by accounts receivable, inventory, equipment and all other tangible and intangible personal property of Deer Valley. The $5,000,000 Loan is to be utilized for short term working capital financing, letters of credit and as a bridge loan on financing the sale of retail units by DVHB. Said financing will be provided through DVC’s new subsidiary DVFC, and administration of individual dealer loans will initially be handled by a third party administrator. The $5,000,000 Loan has a two year term and has a variable interest rate at 2.50% above LIBOR or 2.88% at June 30, 2010. An event of default such as non-payment of amounts when due under the loan agreement or a breach of a covenant may accelerate the maturity date of the facility. The facility provides for conditions to be met prior to each advance, including financial ratios. As of June 30, 2010, The Company had an outstanding balance of $925,000 under the revolving credit loan.

Share Repurchases and Accrued Earnout

The Company has taken several strategic initiatives to improve shareholder value through a series of anti-dilutive securities repurchases. The Company expects the net result of these initiatives to contribute to greater per share earnings which will inherently create greater shareholder value.

On February 26, 2010 the Company repurchased and cancelled a block of 2 million shares of the Company’s common stock being held in escrow for the benefit of the former owners and current managers of the Company’s primary operating subsidiary (the “Escrowed Shares”). Pursuant to the Earnout Agreement dated January 18, 2006, as amended (the Earnout Agreement”), the Escrowed Shares were issued in December 2007 and were being held in escrow until the scheduled release date, January 18, 2011. The Board authorized the repurchase of the Escrowed Shares for $0.35/share (an aggregate of $700,000). The purchase price of $700,000 is held in escrow and replaces the shares in escrow. The Company had previously guaranteed that at the time of the escrow release, the total value of the escrow account assets would be equal to or greater than $2 million (the “escrow shortfall obligation”), with the escrow shortfall obligation recorded as a put liability on the Company’s balance sheet. The Company has agreed to exercise its option to satisfy the “escrow shortfall obligation” with a cash payment of $1,300,000 thus eliminating the potential for any share dilution related to the escrow value guarantee. As a result, the put liability has been transferred to additional paid in capital. Pursuant to the Second Amendment to the Earnout

Agreement effective as of February 26, 2010, the escrowed funds will be released, and the “escrow shortfall obligation” will be paid to the beneficiaries on or about December 31, 2010 in settlement of the Company’s accrued earnout liability.

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

To improve shareholder value in the near term and to further reduce future earnings dilution, the Board has authorized a limited stock repurchase plan allowing for the occasional open market purchase of the Company’s common shares to a maximum cumulative expenditure of $500,000. As of June 30, 2010, there had been no shares repurchased under the stock repurchase program.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments which affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. For a description of those estimates, see Note 2, Summary of Significant Accounting Policies, contained in the explanatory notes to the Company’s financial statements for the quarter ended June 30, 2010, contained in this filing and the Company’s Form 10-K for December 31, 2009. On an ongoing basis, we evaluate our estimates, including those related to reserves, deferred tax assets, valuation allowances, impairment of long-lived assets, fair value of equity instruments issued to consultants for services, and estimates of costs to complete contracts. We base our estimates on historical experience and on various other assumptions which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities which are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. However, we believe that our estimates, including those items described below, are reasonable.

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

Warranties

We provide our retail buyers with a one-year limited warranty covering defects in material or workmanship, including plumbing and electrical systems. We record a liability for estimated future warranty costs relating to homes sold, based upon our assessment of historical experience and industry trends. In making this estimate, we evaluate historical sales amounts, warranty costs related to homes sold and timing in which any work orders are completed. The Company has accrued a warranty liability reserve of $1,495,000 on its balance sheet as of June 30, 2010. Based on management’s assessment of historical experience and current trends in wholesale shipments and dealer inventories, we increased our warranty provision by $75,000 for the quarter year ended June 30, 2010. Although we maintain reserves for such claims, there can be no assurance that warranty expense levels will remain at current levels or that the reserves that we have set aside will continue to be adequate. Should we incur a large number of warranty claims which exceed our current warranty expense levels our results of operations could experience a material adverse affect.

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

We accrue a liability to our dealers, based upon estimates derived from historical payout rates. We had a reserve for volume incentives payable of $366,468 as of June 30, 2010.

Reserve for Repurchase Commitments

Most of our independent dealers finance their purchases under a wholesale floor plan financing arrangement under which a financial institution provides the dealer with a loan for the purchase price of the home and maintains a security interest in the home as collateral. When entering into a floor plan arrangement, the financial institution often require that we enter into a separate repurchase agreement with the lender, under which we are obligated, upon default by the independent dealer, to repurchase the factory-built home at our original invoice price less the cost of administrative and shipping expenses. Our potential loss under a repurchase obligation depends upon the estimated net resale value of the home, as compared to the repurchase price that we are obligated to pay. This amount generally declines on a predetermined schedule over a period that usually does not exceed 24 months.

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

(iv)	we have been able to resell homes repurchased from lenders with minimal discounts, although there is no guarantee that we will continue to be able to do so.

The maximum amount for which the Company is contingently liable under such agreements amounted to approximately $4,460,000 as of June 30, 2010, as compared to $8,240,000 as of December 31, 2009. As of June 30, 2010 and December 31, 2009, we had reserves of $190,000 and $275,000, respectively, established for future repurchase commitments, based upon our prior experience and evaluation of our independent dealers’ financial conditions. The decrease of $3,780,000 in amounts contingently liable under repurchase commitments is primarily due to a shift in independent dealer inventory financing arrangements from national lenders, which require repurchase agreements to local bank financing arrangements, which typically do not require repurchase agreements.

Due to the downturn in the HUD Code housing industry and the difficulties that our dealers are experiencing in obtaining floor plan financing, we have increased our reserves as a percentage of our aggregate repurchase obligations. The current economic climate has caused stress on the financial condition of our dealer network, based on these changes we have elevated the probability of default for the group and adjusted our estimated reserves accordingly. During the six month period ended June 30, 2010 we repurchased 3 homes due to dealer failures compared to 13 homes repurchased during the six month period ended June 30, 2009. If the number of dealers become insolvent, or default on their inventory financing loans, exceeds our estimates this could have a material adverse affect upon our results of operations.

Reserve for Loan Losses

Reserves for credit losses are established for inventory finance notes receivables. Actual credit losses are charged to the reserve when incurred. The reserves established for such losses are determined based on historical loss experience and economic conditions. Management, in assessing the loss experience and economic conditions, adjusts reserves through periodic provisions. As of June 30, 2010, Deer Valley Finance Corp. had $3,775,050 in outstanding loans to 13 independent dealers participating in DVFC’s inventory-secured loan program and had reserves of $59,810 established for future losses.

Impairment of Long-Lived Assets

The manufactured housing industry has experienced an overall market decline. Addressing the constriction of the retail housing market, in 2008 the Company idled its Sulligent, Alabama plant and thereafter consolidated its production operations at the Company’s larger plant located in Guin, Alabama. In accordance with FASB Topic ASC 420 “Exit on Disposal Cost Obligations”, the Company evaluates the carrying value of long-lived assets to be held and used when events and circumstances warrant such a review. The carrying value of long-lived assets is considered impaired when the anticipated undiscounted cash flow from such assets is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived assets. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that the fair market values are primarily based on independent appraisals and preliminary or definitive contractual arrangements less costs to dispose. Based on our estimates of the fair value of the idled facility, no impairment charges have been recorded.

Goodwill

Goodwill previously recorded in the Company’s assets is related to the acquisition of DeerValley Acquisitions Corp. and Deer Valley Homebuilders, Inc on January 18, 2006. The Company tests goodwill for impairment at least annually, during the fourth quarter and on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. Recoverability of goodwill is evaluated using a two-step process. In the first step, the fair value of our reporting unit is compared to its carrying value. If the fair value of our reporting unit exceeds the carrying value of the net assets assigned to a reporting unit, goodwill is considered not impaired and no further testing is required. If the carrying value of the net assets assigned to a reporting unit exceeds the fair value of a reporting unit, the second step of the impairment test is performed in order to determine the implied fair value of a reporting unit’s goodwill. Determining the implied fair value of goodwill requires valuation of a reporting unit’s tangible and intangible assets and liabilities in a manner similar to the allocation of purchase price in a business combination. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, goodwill is deemed impaired and is written down to the extent of the difference. Similar to the review for impairment of other long-lived assets, the resulting fair value determination is significantly impacted by estimates of future sales for the Company’s products, capital needs, economic trends and other factors. In February 2010, the Company recognized a goodwill impairment charge of $2,000,000 eliminating the entire amount of goodwill on the Company’s balance sheet. There will not be any additional impairment of goodwill related to the 2006 acquisition of DVH. See Note 4 – Goodwill of the notes to Condensed Consolidated Financial Statements for further discussion regarding the Company’s goodwill.

Revenue Recognition

Revenue for our products sold to independent dealers are generally recorded when all of the following conditions have been met: (i) an order for the home has been received from the dealer, (ii) an agreement with respect to payment terms has been received, and (iii) the home has been shipped and risk of loss has passed to the dealer and collectability is reasonably assured.

The Company provides limited inventory-secured financing for its independent dealers. Products shipped to dealers under the Company’s inventory-secured financing program are recorded by the Company as sales and the dealers’ obligations to the Company are reflected as inventory finance note receivables.

Derivative Liability

In June 2008, the Emerging Issues Task Force issued EITF Consensus No. 07-05 “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”. Under EITF 07-05, instruments which contain full ratchet anti-dilution provisions will no longer be considered indexed to a company’s own stock for purposes of determining whether it meets the first part of the scope exception in ASC 815-10-15-7. The adoption of this EITF required us to (1) evaluate our instrument’s contingent exercise provisions and (2) evaluate the instrument’s settlement provisions. Based upon applying this approach to instruments within the scope of the consensus, we have determined that certain of our warrants which were classified in stockholders’ equity on December 31, 2008, no longer meet the definition of Indexed to a Company’s Own Stock provided in the Consensus. Accordingly, effective on January 1, 2009, we were required to reclassify those Warrants, at their fair value to liabilities. ASC 815 “Derivatives and Hedging” requires that the fair value of these liabilities be remeasured at the end of every reporting period with the change in value reported in the statement of operations. The difference between the amount the warrants were originally recorded in the financials and the fair value of the instruments on January 1, 2009 was considered a cumulative effect of a change in accounting principle and required an adjustment to the opening balance of retained earnings in the amount of $5,537,222.

The fair value of the derivative warrant liability was $262,745 on December 31, 2009, and $298,390 on June 30, 2010. The change in the warrant liability resulted in a derivative expense of $35,645 for the six month period ended June 30, 2010. The market price of our common stock, which affects the fair value of our derivative financial instruments, experienced an increase from $0.37 on December 31, 2009 to $0.40 as of June 30, 2010. The higher stock price had the effect of increasing the fair value of the derivative liabilities and, accordingly, we were required to adjust the derivatives to these higher values with charges to derivative expense. See Note 10 – Derivative Liabilities of the notes to Condensed Consolidated Financial Statements for additional disclosure data.

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

In March 2008, the FASB issued guidance under ASC 815 “Derivatives and Hedging”. The guidance is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company has provided the required disclosures in the accompanying Notes to Condensed Consolidated Financial Statements. See Note 10 – Derivative Liabilities of the notes to Condensed Consolidated Financial Statements for additional disclosure data.

In December 2007, the FASB issued revised guidance under ASC 805 “Business Combinations”, which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. ASC 805 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of ASC 805 did not have a material impact on the Company’s financial position, results of operations or cash flows because the Company has not been involved in any business combinations during the three and six months ended June 30, 2010.

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

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending June 30, 2010 covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Changes in Internal Controls over Financial Reporting

During the quarter ended June 30, 2010, there have been no change in the Company’s internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Series A Convertible Preferred Stock - During the six month period ended June 30, 2010 certain shareholders converted 3,750 shares of Series A Preferred stock, par value $37,500, into 50,000 shares of the Company’s common stock.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total number of shares purchased	(b) Average price paid per share		(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs

Month #1 Jan. 1 to Jan. 31, 2010	0	0		0	0

Month #2 Feb. 1 to Feb. 28, 2010	2,000,000	$0.35	(1)	0	0

Month #3 March 1 to March 31, 2010	0	0		0	0

Month #4 April 1 to April 30, 2010	0	0		0	0

Month #5 May 1 to May 31, 2010	0	0		0	0

Month #6 June 1 to June 30, 2010	0	0		0	0
Total (2)	2,000,000	$0.35		0	0

(1)	On February 26, 2010, the Company (a) repurchased, at a per share price of $0.35, a block of 2,000,000 shares of the Company’s common stock being held in escrow pursuant to an earnout agreement for the benefit of the former owners and current managers, and (b) exercised the existing option to pay the price guarantee arising under the earnout agreement, in cash, in lieu of issuing additional shares.
(2)	Total does not include 10,432 shares of the Company’s common stock repurchased by the Company between July 20, 2010 and August 3, 2010 at a price between $.35 - $.41 per share.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description
3.01	Articles of Incorporation of Deer Valley Corporation. (1)
3.02	Bylaws of Deer Valley Corporation. (1)
4.01	Certificate of Designation, Rights, and Preferences of Series A Convertible Preferred Stock. (1)
4.02	Certificate of Designation, Rights, and Preferences of Series B Convertible Preferred Stock. (1)
4.03	Certificate of Designation, Rights, and Preferences of Series C Convertible Preferred Stock. (1)
4.04	Certificate of Designation, Rights, and Preferences of Series D Convertible Preferred Stock. (1)
4.05 10.1 10.2 10.3

Certificate of Designation, Rights, and Preferences of Series E Convertible Preferred Stock. (2)

Amendment to Loan Agreement – Real Estate Loan (3)

Amendment to Loan Agreement – $7,500,000 Revolving Credit Loan (3)

Amendment to Loan Agreement – $5,000,000 Revolving Credit Loan (3)

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 11, 2010. (4)
31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 11, 2010. (4)
32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 11, 2010. (4)
32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 11, 2010. (4)

(1)	Previously filed as an exhibit to the Form 8-K, filed with the SEC on July 28, 2006 and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Form 10-QSB, filed with the SEC on November 20, 2006 and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Form 8-K, filed with the SEC on April 8, 2010 and incorporated heron by reference.
(4)	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Deer Valley Corporation
(Registrant)

Dated: August 9, 2010	By:	/s/ Charles G. Masters
Charles G. Masters
President & Chief Executive Officer