Form 10-K/A
period 2009-12-31
DEER VALLEY CORP
filed 2010-10-28
CIK 95047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K/A

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

Deer Valley Corporation (“Deer Valley” or “the Company”) is filing this Amendment No. 1 (the “Amended Report”) to its Annual Report on 10-K for the fiscal year ended December 31, 2009 that was originally filed with the United States Securities and Exchange Commission (“SEC”) on March 31, 2010. This amendment is filed to (a) include our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009, and (b) to clarify that the officers signing this report occupy more than one position.

The Company hereby amends and restates the following item:

•	Item 9A Controls and Procedures.

As a result of this Amendment No.1, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, as filed as exhibits to the original filing have been re-executed and re-filed as of the date of this Amendment No. 1 on Form 10-K. Except for the amendments described above, this Amendment No. 1 does not modify or update other disclosures in, or exhibits to, the original filing.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (the principal accounting officer and principal financial officer), as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting. Under the supervision and with the participation of our management, including our chief executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using framework similar to criteria referenced in the initial steps of the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon such evaluation, the Chief Executive Officer (principal executive officer) and Chief Financial Officer (the principal accounting officer and principal financial officer) has concluded that, as of the end of such period, the Company’s internal controls over financial reporting as of December 31, 2009 were not effective as required under Rules 13a-15(c) and 15d-15(c) under the Exchange Act.

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

ITEM 15. EXHIBITS

Exhibit No.	Description

31.01A.	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated October 28, 2010.

31.02A.	Certification of Acting Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated October 28, 2010.

32.01A.	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated October 28, 2010.

32.02A.	Certification of Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated October 28, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEER VALLEY CORPORATION

By:	/s/ Charlie Masters
Charles G. Masters
President and Chief Executive Officer (principal executive officer)

By:	/s/ Steve Lawler
John S. Lawler
Chief Executive Officer (principal financial officer and principal accounting officer)

Date: October 28, 2010