Form 10-Q
period 2010-09-30
DEER VALLEY CORP
filed 2010-11-05
CIK 95047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The Registrant had 17,334,585 shares of Common Stock, par value $0.001 per share, outstanding as of November 4, 2010.

		PAGE
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements

	Consolidated Balance Sheets As of September 30, 2010 (unaudited) As of December 31, 2009	F-2

	Consolidated Statements of Operations Three and Nine Months ended September 30, 2010 (unaudited) Three and Nine Months ended September 30, 2009 (unaudited)	F-3

	Consolidated Statements of Cash Flows Nine Months ended September 30, 2010 (unaudited) Nine Months ended September 30, 2009 (unaudited)	F-4

	Notes to Condensed Consolidated Financial Statements (unaudited)	F-5

Item 2	Management’s Discussion and Analysis	1

Item 4T	Controls and Procedures	9

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	11

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3	Defaults Upon Senior Securities	11

Item 4	Submission of Matters to a Vote of Security Holders	12

Item 5	Other Information	12

Item 6	Exhibits	13

Unless otherwise indicated or the context otherwise requires, all references in this filing to “we,” “us,” the “Company,” and “Deer Valley” are to Deer Valley Corporation, a Florida corporation, together with its wholly-owned subsidiaries, Deer Valley Homebuilders, Inc., an Alabama corporation, and Deer Valley Finance Corp., a Florida corporation.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Deer Valley Corporation & Subsidiaries

Condensed Consolidated Financial Statements

Deer Valley Corporation & Subsidiaries

Consolidated Balance Sheets

	September 30, 2010	December 31, 2009
	(unaudited)

ASSETS

Current Assets:
Cash	$8,151,556	$8,503,866
Restricted Cash	700,000	—
Accounts receivable	826,613	828,492
Inventory	1,202,402	738,294
Deferred tax asset	686,679	720,560
Inventory finance notes receivable	1,887,754	380,226
Prepaid expenses and other current assets	73,404	113,269

Total Current Assets	13,528,408	11,284,707

Fixed Assets:
Property, plant and equipment, net	2,529,691	2,704,502

Other Assets:
Goodwill	—	—
Inventory finance notes receivable - net	2,658,062	637,514
Deferred tax asset	2,034,931	2,080,767
Other assets	257,571	467,265

Total Other Assets:	4,950,564	3,185,546

Total Assets	$21,008,663	$17,174,755

LIABILITIES AND STOCKHOLDERS’EQUITY

Current Liabilities:
Current maturities on long term debt	$1,640,608	$95,336
Notes payable	2,700,000	—
Accounts payable	450,306	204,835
Accrued expenses	1,867,599	1,747,627
Accrued warranties	1,430,000	1,530,000
Derivative liability	255,667	262,745
Income tax payable	148,364	46,638
Accrued earnout payable	2,000,000	—

Total Current Liabilities	10,492,544	3,887,181

Long Term Liabilities:
Long-term debt, net of current maturities	—	1,624,088
Deferred tax liability	77,813	123,684
Put liability	—	1,323,844

Total Long Term Liabilities	77,813	3,071,616

Total Liabilities	10,570,357	6,958,797

Commitments and Contingencies
Stockholders’ Equity:
Series A Preferred stock, $0.01 par value, 750,000 shares authorized, 21,500 and 25,250 shares issued and outstanding, respectively.	214,995	252,495

Series C Preferred stock, $0.01 par value, 26,750 shares authorized, 22,463 and 22,463 shares issued and outstanding, respectively.	224	224

Series E Preferred stock, $0.01 par value, 1,000,000 authorized, 1,000,000 and 1,000,000 shares issued and outstanding, respectively.	10,000	10,000

Common stock, $0.001 par value, 100,000,000 shares authorized, 17,499,517 and 19,449,517 shares issued and 17,359,585 and 19,449,517 outstanding, respectively.	17,501	19,451

Additional paid-in capital	35,783,780	36,452,486

Common stock payable-Earnout Agreement	—	(2,000,000)

Treasury Stock, at cost; 139,932 shares	(60,549)

Accumulated deficit	(25,527,645)	(24,518,698)

Total Stockholders Equity	10,438,306	10,215,958

Total Liabilities and Stockholders Equity	$21,008,663	$17,174,755

See notes to consolidated financial statements

Deer Valley Corporation & Subsidiaries

Consolidated Statements of Operations

	For The Three Month Period Ended		For The Nine Month Period Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUE	$8,299,270	$6,840,725	$23,609,454	$19,516,349

COST OF REVENUE	6,372,677	5,478,287	19,321,667	15,951,015

GROSS PROFIT	1,926,593	1,362,438	4,287,787	3,565,334

OPERATING EXPENSES:
Depreciation and Amortization	5,356	—	15,802	—
Selling, general and administrative	1,020,151	905,263	3,014,730	3,029,421
Impairment charge	—	—	2,000,000	—

TOTAL OPERATING EXPENSES	1,025,507	905,263	5,030,532	3,029,421

OPERATING INCOME (LOSS)	901,086	457,175	(742,745)	535,913

OTHER INCOME (EXPENSES)
Derivative income (expense)	42,723	(374,377)	39,078	(479,953)
Other income (expense)	—	201	—	201
Interest income	6,197	25,306	15,776	86,602
Interest expense	(55,772)	(35,647)	(135,866)	(106,898)

TOTAL OTHER INCOME/(EXPENSES)	(6,852)	(384,517)	(81,012)	(500,048)

INCOME (LOSS) BEFORE INCOME TAXES	894,234	72,658	(823,757)	35,865

INCOME TAX (EXPENSE)/BENEFIT	(217,266)	(198,511)	(185,188)	(255,073)

NET INCOME (LOSS)	$676,968	$(125,853)	$(1,008,945)	$(219,208)

Net Income/(Loss) Per Share (Basic)	$0.04	$(0.01)	$(0.06)	$(0.01)

Net Income/(Loss) Per Share (Fully Diluted)	$0.03	$(0.01)	$(0.06)	$(0.01)

Weighted Average Common Shares Outstanding	17,468,961	18,873,693	17,722,934	14,713,698

Weighted Average Common and Common Equivalent Shares Outstanding	21,001,904	18,873,693	17,722,934	14,713,698

See notes to consolidated financial statements

Deer Valley Corporation & Subsidiaries

Consolidated Statements of Cash Flows

	For The Nine Month Periods Ended
	September 30, 2010	September 30, 2009
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,008,945)	$(219,208)
Adjustments to reconcile net income (loss) to net cash provided for/used in operating activities:
Depreciation and amortization	195,033	199,420
Derivative income(expense)	(39,078)	479,953
Goodwill impairment charge	2,000,000	—
Bad debt expense	94,665	—
Changes in assets and liabilities:
(Increase)/decrease in receivables	(98,121)	(20,454)
(Increase)/decrease in inventories	(464,109)	(78,790)
(Increase)/decrease in deferred tax asset	79,717	214,605
(Increase)/decrease in inventory finance receivable	(3,622,741)	—
(Increase)/decrease in prepayments and other	349,560	(548,304)
Increase/(decrease) in accounts payable	245,470	173,696
Increase/(decrease) in income tax payable	114,342	(90,279)
Increase/(decrease) in estimated services and warranties	(100,000)	(687,000)
Increase/(decrease) in accrued expenses	107,355	(346,602)
Increase/(decrease) in deferred tax liability	(45,871)	167,385

CASH FLOW USED IN OPERATING ACTIVITIES	$(2,192,723)	$(755,578)

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted Cash	(700,000)	—
Purchases of equipment	(25,155)	—
Preceeds from sale of property, plant and equipment	4,933	69,075

CASH FLOW PROVIDED BY (USED) IN INVESTING ACTIVITIES	$(720,222)	$69,075

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(78,816)	(58,121)
Proceeds (repayment) of notes payable, net	2,700,000	—
Increase/(decrease) in treasury stock	(60,549)

CASH FLOW PROVIDED BY (USED) IN FINANCING ACTIVITIES	$2,560,635	$(58,121)

NET DECREASE IN CASH	$(352,310)	$(744,624)
CASH, Beginning	8,503,866	8,960,479

CASH, Ending	$8,151,556	$8,215,855

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$143,172	$95,326

Taxes	$37,000	$163,304

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of preferred stock for common stock-net	$37,500	$5,233,000

Put liability settlement	$1,291,844	$—

Common stock canceled under earnout agreeement	$2,000,000	$635,691

See notes to consolidated financial statements

Deer Valley Corporation & Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements for the three and nine month periods ended September 30, 2010 and 2009 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The unaudited financial information included in this report includes all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods. The operations for the three and nine month periods ended September 30, 2010 and 2009 are not necessarily indicative of the results of the full fiscal year.

The condensed consolidated financial statements included in this report should be read in conjunction with the financial statements and notes thereto included in the Registrant’s December 31, 2009 Annual Report on Form 10-K and subsequent filings on Form 10-Q and Form 8-K.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Fiscal Year - The Company’s operating subsidiaries, Deer Valley Homebuilders, Inc. (DVH) and Deer Valley Finance Corp. (DVFC), operate on a 52-53 week fiscal year end. For presentation purposes, the reporting period has been presented as ending on September 30, the Company’s quarter end.

Cash Equivalents - The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company considers its investment in Variable Rate Demand Bonds (“VRDB’s”) as highly liquid investments. These investments have maturity dates beyond three months and are considered cash equivalents, because the investor has a put option to sell the security with seven days notice. The VRDB’s investments are akin to money market funds redeemable with seven days notice and are guaranteed by a Letter of Credit from Fifth Third Bank, and these investments are not insured by the Federal Deposit Insurance Corporation. At September 30, 2010, the Company owned $2,234,195 of VRDB’s.

The Company maintains its cash balances in two different financial institutions. At September 30, 2010 these balances totaled $5,917,361. The balances are insured by the Federal Deposit Insurance Corporation up to $250,000.

Restricted Cash - During the nine month period ended September 30, 2010, the Company escrowed $700,000 due to the Former Owners under the Company’s Earnout Agreement. The cash due to the Former Owners will be released from escrow before December 31, 2010. This amount is shown as restricted cash in the accompanying consolidated balance sheet. See Note 7 for additional disclosure related to the Company’s Earnout Agreement.

Inventory Finance Notes Receivable - The Company offers inventory-secured financing for its products to qualified retail dealers and developers. Finance contracts require periodic installments of principal and interest over periods of up to 24 months. The Company periodically evaluates the collectability of our Notes receivable and considers the need to establish an allowance for doubtful accounts based upon our historical collection experience. We have established an allowance for doubtful accounts of $94,665 as of September 30, 2010 and $0 at September 30, 2009.

Goodwill - The Company tests goodwill for impairment, at least annually, during the fourth quarter and on an interim basis if an event or circumstance indicate that it is more likely than not that an impairment loss has been incurred. Recoverability of goodwill is evaluated using a two-step process. In the first step, the fair value of our reporting unit is compared to its carrying value. If the fair value of our reporting unit exceeds the carrying value of the net assets assigned to a reporting unit, goodwill is considered not impaired and no further testing is required. If the carrying value of the net assets assigned to a reporting unit exceeds the fair value of a reporting unit, the second step of the impairment test is performed in order to determine the implied fair value of a reporting unit’s goodwill. Determining the implied fair value of goodwill requires valuation of a reporting unit’s tangible and intangible assets and liabilities in a manner similar to the allocation of purchase price in a business combination. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, goodwill is deemed impaired and is written down to its fair value. Similar to the review for impairment of other long-lived assets, the resulting fair value determination is significantly impacted by estimates of future sales for the Company’s products, capital needs, economic trends and other factors. See Note 4 for further discussion regarding the Company’s goodwill.

Impairment of Long-Lived Assets - Property and intangible assets are material to our financial statements. Further, these assets are subject to the potential negative effects arising from factors beyond the Company’s control including changing economic conditions. The Company evaluates its tangible and definite-lived intangible assets for impairment annually during our fourth quarter or more frequently in the presence of circumstances or trends that may be indicators of impairment. The evaluation is a two step process. The first step is to compare our undiscounted cash flows, as projected over the remaining useful lives of the assets, to their respective carrying values. In the event that the carrying values are not recovered by future undiscounted cash flows, as a second step, the Company compares the carrying values to the related fair values and, if lower, record an impairment adjustment. For purposes of fair value, the Company generally uses replacement costs for tangible fixed assets and discounted cash flows, using risk-adjusted discount rates, for intangible assets. These estimates are made by competent employees, using the best available information, under the direct supervision of our management. For tangible property, plant and equipment, there have been no changes in assumptions or methodologies in the three and nine month period ended September 30, 2010 as compared to September 30, 2009. The Company did not have definite-lived intangible assets at September 30, 2010 and September 30, 2009.

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

Derivative Financial Instruments - Upon the adoption of FASB ASC guidance on Topic 815 “Derivatives and Hedging” in “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” on January 1, 2009, certain of our financial instruments with “down-round” protection features are no longer considered indexed to our Company’s stock for purposes of determining whether they meet the first part of the scope exception ASC 815-10-15-74. As such, these instruments no longer meet the conditions to achieve equity classification and are required to be carried as derivative liabilities, at fair value, with changes in fair value reflected in our income (loss). See Note 10 Derivative Liabilities of the consolidated financial statements for additional disclosure data.

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

Pursuant to the 2007 Incentive Plan, each of the seven members of the Board of Directors was issued an option exercisable for 50,000 shares of the Company’s common stock, at an exercise price of $1.14. Such options were approved at a meeting of the Board of Directors in March 2007 and were effective as of July 1, 2007. In addition, under the 2007 Incentive Plan, each of the seven members of the Board of Directors was issued an option exercisable for 50,000 shares of the Company’s common stock, at an exercise price of $1.09. The Company did not issue any stock options or warrants pursuant to an equity compensation plan during 2010 or 2009.

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

The Company uses a trinomial lattice model granted to determine the fair value of stock options and employee stock purchase plan shares. The determination of the fair value of share-based payment awards on the date of grant using an option-valuation model is affected by the Company’s stock price as well as assumptions regarding a number of complex variables. These variables include the Company’s expected stock price volatility over the term of the awards, projected employee stock option exercise behavior, expected risk-free interest rate and expected dividends. In addition to the minimum level of assumptions, we have incorporated into our model the impact of the post vesting exit rate of 50%. No options were granted during the nine month periods ended September 30, 2010 and 2009.

The following table summarizes the activity related to all Company stock options and warrants for the nine month period ended September 30, 2010:

	Warrants		Stock Options	Exercise Price Per Share		Weighted Average Exercise Price Per Share
				Warrants	Options	Warrants	Options

Outstanding at December 31, 2009	21,821,160		700,000	$0.75-3.00	$1.09-$1.14	$1.59	$1.12

Granted	—		—	—	—	—	—
Exercised	—		—	—	—	—	—
Cancelled or expired	—		(700,000)	—	—	—	—

Outstanding at September 30, 2010	21,821,160	(1)	—	$0.75-3.00	$1.09-$1.14	$1.59	—

The warrants expire at various dates ranging from August 2011 through August 2013. In February 2010, the Company’s Board of Directors approved the repurchase and cancellation of all of the options 700,000 share options issued to the Board of Directors. These options were repurchased for the nominal sum of $700.

(1)	On October 14, 2010, the Company redeemed certain Common Stock Purchase Warrants exercisable for an aggregate of 15,846,702 shares of its common stock. The Company paid to the seller a total purchase price of $40,000 to redeem such warrants. See Note 16 Subsequent events of the consolidated financial statements for additional disclosure data.

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

The Company’s dilutive common stock equivalent shares as of September 30, 2010 and 2009 include all of the Convertible Preferred shares and any incremental shares associated with the Company’s outstanding warrants and stock options.

See the detailed list of Common Stock Equivalents below.

Common Stock Equivalents

as of

	Exercise Price	September 30,
Securities		2010	2009

Preferred:

Series A Preferred		286,642	336,667
Series C Preferred		2,246,300	2,246,300
Series E Preferred		1,000,000	1,000,000

Total		3,532,942	3,582,967

Warrants:

Class A Warrants	$1.50	10,369,351	10,369,351
Class B Warrants	$2.25	4,970,824	4,970,824
Class C Warrants	$0.75	2,000,000	2,000,000
Class D Warrants	$0.75	2,000,000	2,000,000
Class E Warrants	$3.00	—	—
Class F Warrants	$2.25	1,000,000	1,000,000
Class BD-2 Warrants	$1.50	899,162	899,162
Class BD-3 Warrants	$2.25	449,581	449,581
Class BD-4 Warrants	$1.50	66,121	66,121
Class BD-5 Warrants	$3.00	66,121	66,121

Total		21,821,160	21,821,160

Stock Options:

7/1/07 Issuance	$1.14	—	350,000
9/7/07 Issuance	$1.09	—	350,000

Total		—	700,000

Total common stock equivalents		25,354,102	26,104,127

On October 14, 2010, the Company redeemed certain Common Stock Purchase Warrants exercisable for an aggregate of 15,846,702 shares of its common stock. The Company paid to the seller a total purchase price of $40,000 to redeem such warrants. See Note 16 Subsequent events of the consolidated financial statements for additional disclosure data.

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

NOTE 3 – INVENTORY

Inventory consisted of the following components:

	September 30, 2010	December 31, 2009

Raw Materials	$718,204	$489,383
Work-in-Process	247,865	200,304
Finished Goods	236,333	48,607

Total Inventory	$1,202,402	$738,294

NOTE 4 – GOODWILL

The Company’s goodwill is compromised of the following:

Total Goodwill as of December 31, 2008	$7,256,917
Earnout for 2009	—
Impairment Charges	(7,256,917)

Total Goodwill as of December 31, 2009	—
Earnout for 2010	2,000,000
Impairment Charges	(2,000,000)

Total Goodwill as of September 30, 2010	$—

The Company’s market capitalization was significantly impacted by the volatility in the U.S. equity and credit markets and was below the book value of shareholders’ equity as of the end of the Company’s first quarter. As a result, the Company evaluated whether the decrease in its market capitalization reflected factors that would more likely than not reduce the fair value of the Company’s reporting units below their carrying value. Based on a combination of factors, including the economic environment, the sustained period of decline in the Company’s market capitalization, and the implied valuation and discount rate assumptions in the Company’s industry, the Company concluded there were sufficient indicators to perform an interim impairment test of the reporting units and related intangible assets.

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

As a result of the Company’s impairment analysis, the Company determined that the carrying value of goodwill exceeded its fair value. Accordingly, the Company performed further analysis to determine the implied fair value of the Company’s goodwill. This analysis included a hypothetical valuation of the tangible and intangible assets of the Company as if as if it had been acquired in a business combination. The analysis disclosed that the carrying amount of goodwill exceeds the implied fair value of goodwill. The Company recognized a goodwill impairment charge of $2,000,000 during the nine month period ended September 30, 2010.

NOTE 5 – ACCRUED EXPENSES

Accrued expenses consisted of the following:

Category	September 30, 2010	December 31, 2009

Accrued dealer incentive program	$358,098	$320,629
Accrued third party billings	488,168	541,321
Accrued compensation	489,161	299,973
Accrued repurchase commitment	206,700	275,000
Other	325,472	310,704

Total Accrued Expenses	$1,867,599	$1,747,627

NOTE 6 – PRODUCT WARRANTIES

The Company provides the retail home buyer a one-year limited warranty covering defects in material or workmanship in home structure, plumbing and electrical systems. The Company estimated warranty costs are accrued at the time of the sale to the dealer following industry standards and historical warranty cost incurred. Periodic adjustments to the estimated warranty accrual are made as events occur which indicate changes are necessary. As of September 30, 2010, the Company has recorded an accrued liability of $1,430,000 for estimated warranty costs relating to homes sold, based upon management’s assessment of historical experience factors and current industry trends. Management reviews its warranty requirements at the close of each reporting period and adjusts the reserves accordingly.

The following tabular presentation reflects activity in warranty reserves during the periods presented:

	For The Three Month Period Ended		For The Nine Month Period Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Balance at beginning of period	$1,495,000	$1,660,000	$1,530,000	$2,220,000
Warranty charges	494,584	409,913	1,675,493	1,245,238
Warranty payments	(559,584)	(536,913)	(1,775,493)	(1,932,238)

Balance at end of period	$1,430,000	$1,533,000	$1,430,000	$1,533,000

NOTE 7 – ACCRUED EARNOUT PAYABLE

Earnout Agreement - On January 18, 2006, the Company’s wholly-owned subsidiary, DeerValley Acquisitions Corp. (dissolved on July 1, 2006), entered into an Earnout Agreement (the “Earnout Agreement”), between Deer Valley Homebuilders, Inc., DeerValley Acquisitions Corp., and the former owners of Deer Valley Homebuilders, Inc. In connection with the Capital Stock Purchase Agreement, the Company entered into the Earnout Agreement, pursuant to which, additional payments may be paid to the former owners of Deer Valley Homebuilders, Inc. as an earnout based upon the Net Income Before Taxes of Deer Valley Homebuilders, Inc. during the next five (5) years ended January 18, 2011, up to a maximum of $6,000,000. In any given year during the term of the Earnout Agreement, 50% of the pre-tax profit exceeding $1,000,000 per year will be accrued and become distributable to the prior shareholders.

On November 19, 2007, the Company entered into an amendment to the Earnout Agreement, dated January 18, 2006, with the original founders (the “Founders”), now the core operating management for the Company’s wholly owned subsidiary, Deer Valley Homebuilders, Inc. (the “Earnout Amendment”).

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

The Company accounted for the right to be made “whole” as a put liability. The Company determines the fair value of the put liability with a commercially available software product that utilizes a proven Monte Carlo valuation methodology. The Monte Carlo model was utilized to incorporate more complex variables than closed-form models such as the Black-Scholes option valuation model. Based on this analysis, the value of the put liability was determined to be approximately $1,291,844 at February 5, 2010. On February 5, 2010, the Put liability was settled in conjunction with the Second Amendment to the Earnout Agreement dated January 16, 2006.

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

As a result of the fair value adjustments, the Company has recognized income of $0 and $246,000 for the three month period ended September 30, 2010 and 2009, respectively. The Company recognized income for the nine month period ended September 30, 2010 and 2009 of $32,000 and $242,000, respectively.

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

As a result of the amended earnout agreement, the Company recorded the remaining liability of $2,000,000 due to the Former owners under the Earnout Agreement. The Company agreed to repurchase the 2,000,000 shares held in escrow for the former owners for $700,000 and this amount is held in escrow for the benefit of the Former owners (restricted cash) until paid. The remaining $1,300,000 due to the former owners is payable in cash. This accrued earnout liability of $2,000,000 will be paid to the former shareholders before December 31, 2010 as show in the accompanying consolidated balance sheet at September 30, 2010.

NOTE 8 – REVOLVING CREDIT LOANS

On April 12, 2008, DVH renewed and consolidated its existing revolving credit line of $2,500,000 with Fifth Third Bank, and its existing revolving bridge line of credit of $5,000,000 with Fifth Third Bank (the “Consolidated Facility”). The Consolidated Facility

is a revolving line of credit in an amount not to exceed $7,500,000 evidenced by a revolving credit note and secured by accounts receivable, inventory, equipment and all other tangible and intangible personal property of DVH and guaranteed by Deer Valley Corporation (DVC). The purpose of the Consolidated Facility is to provide working capital and letters of credit required in the normal course of the Company’s business. The Consolidated Facility has a one-year term and has a variable interest rate at 2.50% above LIBOR and provides for conditions to be met, including financial ratios, prior to each advance.

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

On October 14, 2009, Deer Valley entered into Revolving Credit Loan and Security Agreement with Fifth Third Bank, which provides for a revolving line of credit in an amount not to exceed Seven Million Five Hundred Thousand Dollars (the “$7,500,000 Facility”). The $7,500,000 Facility is evidenced by a revolving credit note and secured by accounts receivable, inventory, equipment and all other tangible and intangible personal property of Deer Valley. The purpose of the $7,500,000 Facility is to provide display model financing for dealers of the products produced by DVH. This financing will be provided through DVC’s new subsidiary DVFC and administration of individual dealer loans will initially be handled by a third party administrator. The $7,500,000 Facility has a two year term and has a variable interest rate at 4.00% above LIBOR or 4.38% at September 30, 2010. An event of default such as non-payment of amounts when due under the loan agreement or a breach of a covenant may accelerate the maturity date of the facility. The facility provides for conditions to be met prior to each advance, including financial ratios. As of September 30, 2010, the Company had an outstanding balance of $1,925,000 under the revolving credit loan.

On October 14, 2009, Deer Valley entered into Revolving Credit Loan and Security Agreement with Fifth Third Bank, which provides for a revolving line of credit in an amount not to exceed Five Million Dollars (the “$5,000,000 Facility”). The $5,000,000 Facility is evidenced by a revolving credit note and secured by accounts receivable, inventory, equipment and all other tangible and intangible personal property of Deer Valley. The $5,000,000 Facility is to be utilized for short term working capital financing, letters of credit and as a bridge loan on financing the sale of retail units by DVH. Said financing will be provided through DVC’s new subsidiary DVFC, and administration of individual dealer loans will initially be handled by a third party administrator. The $5,000,000 Facility has a two year term and has a variable interest rate at 2.50% above LIBOR or 2.88% at September 30, 2010. An event of default such as non-payment of amounts when due under the loan agreement or a breach of a covenant may accelerate the maturity date of the facility. The facility provides for conditions to be met prior to each advance, including financial ratios. As of September 30, 2010, the Company had an outstanding balance of $775,000 under the revolving credit loan.

The amount available under the revolving credit loans is equal to the lesser of $12,500,000 or an amount based on defined percentages of accounts receivable and inventories reduced by any outstanding letters of credit. At September 30, 2010, $3,625,139 was available under the revolving credit loans after deducting letters of credit of $375,000.

In addition to the revolving line of credit described in the preceding paragraph, DVH, during its normal course of business, is required to issue irrevocable standby letters of credit in the favor of independent third party beneficiaries to cover obligations under repurchase agreements. As of September 30, 2010, no amounts had been drawn on the above irrevocable letters of credit by the beneficiaries.

NOTE 9 – LONG-TERM DEBT

On May 26, 2006, DVH entered into a Loan Agreement with Fifth Third Bank (the “Lender”) providing for a loan of Two Million Dollars ($2,000,000) (the “Loan”) evidenced by a promissory note and secured by a first mortgage on DVH’s properties in Guin, Alabama and Sulligent, Alabama, including the structures and fixtures located thereon, as well as DVH’s interest in any lease thereof. The Loan has a term from May 26, 2006 through June 1, 2011 and has a variable interest rate at 2.25% above LIBOR. At September 30, 2010, the total amount due of $1,640,608 is classified as a current liability. There is no prepayment penalty. Future advances are available under the Loan Agreement, subject to approval by the Lender. Also on May 26, 2006, the Company and DVH guaranteed the Loan. Should Deer Valley default, thereby triggering acceleration of the Loan, the Company would become liable for payment of the Loan.

NOTE 10 – DERIVATIVE LIABILITIES

Effective on January 1, 2009, we adopted the requirements of ASC 815 Derivatives and Hedging Activities that revised the definition of “indexed to a company’s own stock” for purposes of continuing classification of derivative contracts linked to our equity instruments. Derivative contracts may be classified in equity only when they both are indexed to a company’s own stock and meet certain conditions for equity classification. Under the revised definition, an instrument (or embedded feature) would be considered indexed to an entity’s own stock if its settlement amount will equal the difference between the fair value of a fixed number of the entity’s equity shares and a fixed monetary amount. We were unable to continue to carry 21,821,160 warrants in equity because they embodied anti-dilution protections that did not achieve the fixed-for-fixed definition. The reclassification of the fair value of the warrants, amounting to $635,691, to liabilities was recorded on January 1, 2009 as a cumulative effect of a change in accounting principle wherein the original amounts recorded were removed from paid-in capital ($6,172,913) and the difference ($24,673,969), representing the fair value changes, was recorded as an adjustment to beginning accumulated deficit. These derivative liabilities are measured at fair value each reporting period and the changes in the fair value are recorded in our consolidated statement of operations.

The following is a list of the common shares indexed to derivative financial instruments as of September30, 2010 and December 31, 2009, and other salient terms:

	Common shares indexed	Exercise Price	Remaining term to expiration (years)

Class A Warrants (Class A-1 & Class A-2)	10,369,351	$1.50	.86
Class B Warrants	4,970,824	$2.25	2.87
Class C Warrants	2,000,000	$0.75	.86
Class D Warrants	2,000,000	$0.75	2.87
Class F Warrants (Class F-1 & Class F-2)	1,000,000	$2.25	1.13-1.81
Class BD-2 Warrants	899,162	$1.50	.86
Class BD-3 Warrants	449,581	$2.25	.86
Class BD-4 Warrants	66,121	$1.50	.86
Class BD-5 Warrants	66,121	$3.00	.86

Total number of common shares indexed to derivative instruments	21,821,160

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

The following tables summarize the components of derivative liabilities as of September 30, 2010, December 31, 2009 and the remeasurement date, January 1, 2009:

	September 30, 2010	December 31, 2009	Remeasurement date January 1, 2009
Class A Warrants (Class A-1 & Class A-2)	$15,296	$92,201	$143,308
Class B Warrants	106,376	42,749	143,657
Class C Warrants	13,000	45,400	113,400
Class D Warrants	115,600	65,800	207,000
Class F Warrants (Class F-1 & Class F-2)	4,050	5,950	11,200
Class BD-2 Warrants	1,079	7,913	12,319
Class BD-3 Warrants	180	1,978	3,597
Class BD-4 Warrants	79	582	906
Class BD-5 Warrants	7	172	304

Fair values	$255,667	$262,745	$635,691

Significant assumptions (or ranges):
Trading market values	$0.40	$0.37	$1.20
Term (years)	.86 - 2.87	1.61 - 3.61	.61 - 4.61
Volatility	88.06% - 99.71%	65.44% - 91.90%	50.97% - 75.78%
Risk-free rate	.19% - .64%	1.14% - 1.70%	0.27% - 1.55%

Fair value hierarchy:

(1)	Level 1 inputs are quoted prices in active markets for identical assets and liabilities, or derived there from. Our trading market values and the volatilities that are calculated thereupon are level 1 inputs.

(2)	Level 2 inputs are inputs other than quoted prices that are observable. We use the current published yields for zero-coupon US Treasury Securities, with terms nearest the remaining term of the warrants for our risk free rate.

(3)	Level 3 inputs are unobservable inputs. Inputs for which any parts are level 3 inputs are classified as level 3 in their entirety. The remaining term used equals the remaining contractual term as our best estimate of the expected term.

ASC 820-10-55-62 Fair Value Measurements and Disclosures provides for assets and liabilities measured at fair value on a recurring basis, using significant unobservable inputs (Level 3) during the period, provide a reconciliation of the beginning and ending balances. The reconciliation of our derivative liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of September 30, 2010 is as follows:

Warrant Derivative
Beginning balance, January 1, 2009	$635,691
Total (gains) or losses included in earnings	(372,946)
Issuances	—

Ending balance, December 31, 2009	262,745
Total (gains) or losses included in earnings	155,653
Issuances	—

Ending balance, March 31, 2010	$418,398
Total (gains) or losses included in earnings	(120,008)
Issuances	—

Ending balance, June 30, 2010	$298,390
Total (gains) or losses included in earnings	(42,723)
Issuances	—

Ending balance, September 30, 2010	$255,667

The following tables summarize the effects on our income (loss) associated with changes in the fair values of our derivative financial instruments:

	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
Class A Warrants (Class A-1 & Class A-2)	$34,727	$76,905
Class B Warrants	(9,445)	(63,627)
Class C Warrants	16,000	32,400
Class D Warrants	(6,000)	(49,800)
Class F Warrants (Class F-1 & Class F-2)	3,625	1,900
Class BD-2 Warrants	2,877	6,834
Class BD-3 Warrants	674	1,798
Class BD-4 Warrants	212	503
Class BD-5 Warrants	53	165

	$42,723	$7,078

On October 14, 2010, the Company redeemed certain Common Stock Purchase Warrants exercisable for an aggregate of 15,846,702 shares of its common stock. The Company paid to the seller a total purchase price of $40,000 to redeem such warrants. See Note 16 Subsequent events of the consolidated financial statements for additional disclosure data.

NOTE 11 – INCOME TAXES

Income Taxes:

The components of the provision for income taxes are as follows:

September 30, 2010

Current income tax expense	$151,343
Deferred income tax expense	33,845

Total income tax expense	$185,188

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

	September 30, 2010
	Amount	Impact on Rate
Income tax expense (benefit) at federal rate	$(280,077)	34.00%

State tax, net of Federal effect	(34,812)	4.23%

Permanent Differences:
Meals & Entertainment	16,897	-2.05%
Officer’s Life Insurance	1,003	-0.12%
Derivative expense	(14,938)	1.81%

Total Permanent Differences	$2,962	-0.36%

Deferred Tax Valuation Allowance	$497,115	-60.35%

Total income tax expense	$185,188	-22.48%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income taxes are as follows:

September 30, 2010

Current Deferred Tax Assets:
Warranty Reserve	$546,632
Repurchase Reserve	79,013
Loan Loss Reserve	36,187
Accrued Legal fees	22,936
Allowance for Doubtful Accounts	1,911

Total Current Deferred Tax Asset	$686,679

Non-Current Deferred Tax Assets:
Goodwill impairment	2,532,046
Valuation Allowance	(497,115)

Total Non-Current Deferred Tax Assets	$2,034,931

Non-Current Deferred Tax Liability:
Accelerated Depreciation	$(77,472)
Sale of Assets	(341)

Total Non-Current Deferred Tax Liability	$(77,813)

Total Deferred Tax Assets (Liabilities) - Net	$2,643,797

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Litigation - The Company in the normal course of business is subject to claims and litigation. Management of the Company is of the opinion that, based on information available, such legal matters will not ultimately have a material adverse effect on the financial position or results of operation of the Company.

Reserve for Repurchase Commitments - DVH is contingently liable under the terms of repurchase agreements with financial institutions providing inventory financing for retailers of DVH’s products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The risk of loss under these agreements is spread over numerous retailers. The price DVH is obligated to pay generally declines over the period of the agreement (typically 18 to 24 months) and the risk of loss is further reduced by the sale value of repurchased homes. The maximum amount for which the Company is contingently liable under repurchase agreements is approximately $4,500,000 at September 30, 2010. As of September 30, 2010 the Company reserved $206,700 for future repurchase losses, based on prior experience and an evaluation of dealers’ financial conditions. DVH to date has not experienced significant losses under these agreements, and management does not expect any future losses to have a material effect on the accompanying financial statements.

NOTE 13 – EQUITY TRANSACTIONS

Series A Convertible Preferred Stock - During the three month period ended September 30, 2010 there were no conversions of Series A Preferred stock into shares of the Company’s common stock. During the nine month period ended September 30, 2010 certain shareholders converted 3,750 shares of Series A Preferred stock, par value $37,500, into 50,000 shares of the Company’s common stock

Common Stock Dividends - There were no dividends paid during the nine month period ended September 30, 2010.

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

On February 5, 2010, the Company entered into a second amendment to the Earnout Agreement dated January 18, 2006 (the “Second Earnout Amendment”). The Founders agreed to extend the term of their Employment Agreements and Non-Compete Agreements for two additional years upon substantially the same terms and conditions, in exchange for the Company repurchasing the 2,000,000 shares currently in escrow at a price of $.35 per share, and agreeing to exercise the existing option to pay the Price Guarantee differential, in cash, in lieu of shares. The Company reassessed the classification of the contract and determined that the contract should be reclassified from equity to a liability. The contract was reclassified as of February 5, 2010 the date of the Second Earnout Amendment in the amount of $2,000,000 and included in the accompanying consolidated balance sheet caption accrued earnout payable at September 30, 2010. A discussion of the terms of the Earnout Amendment can be found at Note 7- Accrued Earnout Payable.

NOTE 15 – SEGMENT INFORMATION

Our business segments consist of factory-built housing and financial services. Our financial services business commenced during the fourth quarter of 2009 to provide dealer inventory-secured financing for houses built by the Company. Our chief decision making officer considers income (loss) from operations as the basis to measure segment profitability. The following table summarizes net sales, income (loss) from operations, and identifiable assets by segment for the three and nine month period ended September 30, 2010 and 2009.

	For The Three Months Ended		For The Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010		September 30, 2009

Revenues from external customers
Factory-built housing	$8,219,265	$6,840,725	$23,437,969		$19,516,349
Financial Services	80,005	—	171,485		—

Total Revenues	$8,299,270	$6,840,725	$23,609,454		$19,516,349

Income (loss) from operations
Factory-built housing	$986,520	$563,563	$(285,508	) (1)	$991,087
Financial services	23,409	—	22,966		—
General corporate expenses	(108,843)	(106,388)	(480,203)		(455,174)

Total Income (loss) from operations	$901,086	$457,175	$(742,745	) (1)	$535,913

Derivative income (expense)	$42,723	$(374,377)	$39,078		$(479,953)
Other income (expense)	$—	$201	$—		$201
Interest income	6,197	25,306	15,776		86,602
Interest expense	(55,772)	(35,647)	(135,866)		(106,898)

	$(6,852)	$(384,517)	$(81,012)		$(500,048)

Income (loss) before income taxes	$894,234	$72,658	$(823,757	) (1)	$35,865

Identifiable assets
Factory-built housing	$16,225,452	$22,507,598
Financial Services	4,683,121	—
Other	100,090	200,282

	$21,008,663	$22,707,880

(1)	Includes $2,000,000 of goodwill impairment charges

NOTE 16 – SUBSEQUENT EVENTS

On October 14, 2010, the Company entered into a securities purchase agreement with Vicis Capital Master Fund to redeem certain common stock purchase warrants exercisable for an aggregate of 15,846,702 shares of common stock. The Company paid an aggregate purchase price of $40,000 to redeem such warrants.

The following table summarizes the common shares indexed to common stock purchase warrants as of September 30, 2010 and after the redemption of the common stock purchase warrants on October 14, 2010:

	Balance September 30, 2010	Redeemed October 14, 2010	Balance October 14, 2010
Class A Warrants (Class A-1 & Class A-2)	10,369,351	6,930,845	3,438,506
Class B Warrants	4,970,824	3,283,333	1,687,491
Class C Warrants	2,000,000	2,000,000	—
Class D Warrants	2,000,000	2,000,000	—
Class F Warrants (Class F-1 & Class F-2)	1,000,000	1,000,000	—
Class BD-2 Warrants	899,162	421,683	477,479
Class BD-3 Warrants	449,581	210,841	238,740
Class BD-4 Warrants	66,121	—	66,121
Class BD-5 Warrants	66,121	—	66,121

Total number of common shares indexed to derivative instruments	21,821,160	15,846,702	5,974,458

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

Overview

The Company, through its wholly owned subsidiaries Deer Valley Homebuilders, Inc. (“DVH”) and Deer Valley Financial Corp (“DVFC”), designs and manufactures factory built homes and provides dealer inventory-secured financing for our factory built homes. The Company’s manufacturing plant located in Guin, Alabama, produces homes which are marketed in 12 states through a network of independent dealers, builders, developers and government agencies located primarily in the southeastern and south central regions of the United States. Short-term inventory-secured loan financing is offered to qualified retail dealers and developers, through DVFC, a wholly owned subsidiary created in the fourth quarter 2009.

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

Our business segments consist of factory-built housing and financial services. Our financial services business commenced during the fourth quarter of 2009 to provide qualified independent retail dealers and developers inventory-secured financing for homes the Company produces. Otherwise, the Company does not maintain separate operating segments for regions and does not separately report financial information by geographic sales area because they are similar products using similar production techniques and sold to the same class of customer. See Note 15 - Segment Information of the notes to Condensed Consolidated Financial Statements for information on our net sales, income (loss) from operations, and identifiable assets by segment for the three and nine months period ended September 30, 2010.

Manufacturing Operations

We produce all of our factory built homes at our plant in Guin, Alabama, which is functioning on an eight-hour shift, five-day work week. During the third quarter of 2010, the Company’s average production rate was approximately 21 “floors” produced per week. As of September 30, 2010, our backlog of orders stood at 12 days.

Our plant in Guin, Alabama operated at a capacity of 59% during the quarter ended September 30, 2010. We have one idle plant located in Sulligent, Alabama.

When evaluating the Company’s operating performance, the key performance indicators management examines are (1) the Company’s production rate, in “floors” produced per day, (2) the cost of sales, and (3) the size of the Company’s sales backlog (4) the prevailing market conditions. For more information on these performance indicators, please see the attached financial statements and notes thereto and the section of the Company’s Annual Report on Form 10-K titled “Description of Business.”

Results of Operations

The following discussion examines the results of the Company’s operations for the three and nine month period ended September 30, 2010. This discussion of our financial condition and results of operations should be read in conjunction with our financial statements and notes to the financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment by our management. It is also imperative that one read our December 31, 2009 Annual Report on Form 10-K and subsequent filings on Form 8-K.

HISTORICAL RESULTS – THREE AND NINE MONTHS PERIOD ENDED SEPTEMBER 30, 2010 AND SEPTEMBER 30, 2009.

Revenues. The Company had revenues of $8,299,270 for the three month period ended September 30, 2010, as compared to $6,840,725 for the three month period ended September 30, 2009. Accordingly, revenues increased $1,458,545 or a 21% increase compared to the three month period ended September 30, 2009. Revenues for the nine month period ended September 30, 2010 was $23,609,454 compared to $19,516,349 for the nine month period ended September 30, 2009. Accordingly, revenues increased $4,093,105, or a 21% increase compared to the nine month period ended September 30, 2009. The increase in revenue for the three and nine month periods ended September 30, 2010, are in part attributable to the federal homebuyer tax credit, which favorable impacted our revenues for the second and third quarters 2010. However, the expiration of the federal homebuyer tax credit has also contributed to a softness of new orders during the third quarter, resulting in a reduced backlog of orders. Although we remain cautiously optimistic, several challenges such as persistently high unemployment levels, the expiration of the federal homebuyer’s tax credit and the threat of more foreclosures continue to hinder a recovery in the housing market. If the current crisis in the national economy generally, or in the housing market specifically, continues for an extended period of time, our operating results could be significantly affected by such market forces. This ongoing crisis has materially impacted liquidity in the financial markets, reducing the availability of wholesale financing for our industry retailers and consumer financing for purchasers of a manufactured homes. The likelihood that we will be able to sustain our increased revenues or generate net income in the future must be considered in light of the difficulties facing the manufactured housing industry as a whole, the national and local economies, the credit markets and the financial services industry, the competitive environment in which we operate, and other risks and uncertainties.

Gross Profit. Gross profit for the three month period ended September 30, 2010 was $1,926,593 or 23.2% of total revenue compared to $1,362,438 or 19.9% of total revenue for the three month period ended September 30, 2009. Gross profit for the nine month period ended September 30, 2010 was $4,287,787 or 18.2% of total revenue compared to $3,565,334 or 18.3% of total revenue for the nine month period ended September 30, 2009. The increase in gross profit as percentage of revenue for the three month period September 30, 2010 as compared to the three month period September 30, 2009 is attributable to decreased raw material costs and overall easing of commodity pressures. In addition our average wholesale price per unit increased, which resulted in lower labor cost for the three month period ended September 30, 2010 as compared to the three month period ended September 30, 2009. For the nine month period ended September 30, 2010 compared to 2009, our gross profit remained constant as our labor cost decrease and service cost increases essentially offset each other. Another factor affecting our gross profit in 2009 is the decrease in our warranty reserve which decreased cost of sales by $687,000 and accordingly increased of our gross profit for this period. Without the effect of our warranty reserve, our gross profit percentage was 14.7 % in the 2009 period. The Company includes the following types of expenses in cost of sales: purchase and receiving costs, freight in, direct labor, supply costs, warehousing, direct and indirect overhead costs, inspection, transfer, actual and accrued warranty, depreciation, and amortization costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three month period ended September 30, 2010 were $1,020,151 compared to $905,263 for the three month period ended September 30, 2009. Selling, general and administrative costs increased $114,888 for the three month period ending September 30, 2010, in comparison to the corresponding period for 2009. As a percentage of net sales, selling, general and administrative expenses decreased to 12.3% for the three month period ended September 30, 2010 compared to 13.2% for the three month period ended September 30, 2009. The increase of $114,888 in our selling, general and administration expenses is due to an increase in our earnings and our revenues which caused our profit sharing expense to increase by $70,518 and our sales commissions to increase by $20,471. In addition our financial services segment increased selling, general and administration expenses by $56,596 compared to the same corresponding period for 2009. Selling, general, and administrative expenses for the nine month period ended September 30, 2010 were $3,014,730 compared to $3,029,421 for the nine month period ended September 30, 2009. Selling, general and administrative costs decreased $14,691 for the nine month period ending September 30, 2010, in comparison to the corresponding period for 2009. As a percentage of net sales, selling, general and administrative expenses decreased to 12.8% for the nine month period ended September 30, 2010 compared to 15.5% for the nine month period ended September 30, 2009. The decrease in selling, general and administrative expenses is primarily due to cost savings initiatives implemented with consolidation of manufacturing processes and product lines of $188,239, which were offset by increases in general corporate expenses of $25,209 and the addition of our financial services segment increased selling, general and administrative expenses by $148,519. The Company includes the following types of expenses in selling, general and administrative expense: sales salaries, sales commissions, bad debt expense, advertising, administrative overhead, administrative salaries and bonuses and legal and professional fees.

Other Income (Expense). Derivative income (expense) for the three month period ended September 30, 2010 was $42,723 compared to $(374,377) for the three month period ended September 30, 2009. Derivative income (expense) for the nine month period ended September 30, 2010 was 39,078 compared to $(479,953) for the nine month period ended September 30, 2009. Our derivative income represents changes in the fair value of our derivative warrants and the change in fair value of our put liability related to our earnout agreement. These derivative liabilities are sensitive to the volatility in our stock price. The current year derivative income is due primarily to changes in our stock price which have decreased over the comparable periods in the prior year. The three and nine month periods ended in our prior year reflect increased derivative expense because our stock price was at a higher level and the effect of the fair value measurements increased our expense. The put liability was settled in February 2010 in conjunction with an amendment to our earnout agreement and has not any had effect on derivative income or expense since then. See Note 10 - Derivative Liabilities and Note 7 - Accrued Earnout Payable of the notes to Condensed Consolidated Financial Statements for additional disclosure data.

Impairment Charge. Based on a combination of factors, including the economic environment, the Company’s market capitalization, and the implied valuation and discount rate assumptions in the Company’s industry, the Company concluded that the goodwill related to the acquisition of DVH was impaired. During the nine month period ended September 30, 2010 the Company recorded a non-cash impairment charge of $2,000,000, which we recognized in February 2010. There will not be any additional impairment of goodwill related to the 2006 acquisition of DVH. See Note 4 - Goodwill of the notes to Condensed Consolidated Financial Statements for additional data disclosure.

Net Income. The net income for the three month period ended September 30, 2010 was $676,968 compared to net income (loss) of $(125,853) for the three month period ended September 30, 2009. The net loss for the nine month period ended September 30, 2010 was $1,008,945 compared to net loss of $219,208 for the nine month period ended September 30, 2009. The increase in net income for the three month period ended September 30, 2010 as compared to the three month period ended September 30, 2009 is primarily due to increased revenues, increased gross profit margins and derivative income of $42,723 as compared to derivative expense of $374,377. The increase in net loss for the nine month period ended September 30, 2010 as compared to the nine month period ended September 30, 2009 is primarily due to a non-cash goodwill impairment charge of $2,000,000, which was offset by an increase in revenues. See Note 4 - Goodwill of the notes to Condensed Consolidated Financial Statements for additional data disclosure.

Liquidity and Capital Resources

Management believes that the Company currently has sufficient cash flow from operations, available bank borrowings, cash, and cash equivalents to meet its short-term working capital requirements. The Company had $8,151,556 in cash and cash equivalents as of September 30, 2010, compared to $8,503,866 in cash and cash equivalents as of December 31, 2009. Should our costs and expenses prove to greater than we currently anticipate or should we change our current business plan in a manner which will increase or accelerate our anticipated costs or capital demand, such as through the acquisition of new products or increased participation in alternative financing programs for our dealers, our working capital could be depleted at an accelerated rate.

The Company’s operations may require significant use of cash reserves during 2010 compared to prior years. In October 2009, the Company created DVFC, a wholly owned subsidiary. The subsidiary was created to provide short-term inventory-secured loans to qualified retail dealers and developers. Although we anticipate that our dealer finance business will be largely funded by advances under its credit facility with Fifth Third Bank, it is possible that we may continue to use our cash to fund a portion of our financing business. In addition, before December 31, 2010, the Company will be required to pay the balance of $1,300,000 due on the Earnout Agreement.

1 Cash flow from operating activities:

For the nine month period ended September 30, 2010, operating activities used net cash of $2,192,723 primarily as a result of the following:

(a)	an increase in inventories of $464,109 (a use of cash), primarily as a result of a return to normal production levels subsequent to the holiday shutdown period at December 31, 2009, and

(b)	an increase in inventory finance notes receivable of $3,622,741 (a use of cash), the increase in inventory finance notes receivable is a result of the creation of DVFC in the fourth quarter 2009 to provide short-term inventory-secured loans to qualified retail dealers and developers, which were offset in part by

(c)	We incurred a net loss of $1,008,945 that includes non cash items totaling $2,189,801 related to our goodwill impairment charge, derivative income, and depreciation and deferred taxes. Without these non cash items we generated income of $1,180,856.

For the nine month period ended September 30, 2009, operating activities used net cash of $755,578 primarily as a result of the following:

(a)	an increase in prepayments and other assets of $266,142 (use of cash), the increase in prepayments and others assets is primarily a result of modified retail dealer financing programs with traditional lenders of inventory financing. and

(b)	a decrease in estimated services and warranties of $687,000 (use of cash), we decreased our warranty provision based on management’s assessment of historical experience and current trends in wholesale shipments and dealer inventories, and

(c)	a decrease in accrued dealer incentive programs and other accrued expenses of $346,602 (use of cash), the decrease in dealer incentives is a result of lower revenues.

2 Cash flow from investing activities:

The net cash used in investing activities for the nine month period ending September 30, 2010 was $720,222, which reflects our deposit of $700,000 in escrow pursuant to our commitments under the Earnout Agreement and capitalization of normal operating purchases of equipment. The net cash provided by investing activities for the nine month period ending September 30, 2009 was $69,075, which reflects proceeds from the sale of equipment.

3 Cash flow from financing activities:

The net cash provided in financing activities for the nine month period ending September 30, 2010 was $2,560,635, which reflects a decrease in long-term debt due to scheduled principal payments of the Company’s commercial real estate mortgage of $78,816, advances under its credit facility to provide short-term inventory-secured loans to qualified retail dealers and developers of $2,700,000 and treasury stock purchases of $60,549. The net cash used in financing activities for the nine month period ending September 30, 2009 was $58,121, which reflects a decrease in long-term debt due to scheduled principal payments of the Company’s commercial real estate mortgage.

The Company is contingently liable under the terms of the repurchase agreements with financial institutions providing inventory financing for retailers of our products. For more information on the repurchase agreements, including the Company’s contingent liability there under, please see “Reserve for Repurchase Commitments” below.

DVH, during its normal course of business, is required to issue irrevocable standby letters of credit to cover obligations under its workmen compensation insurance policy in the amount of $375,000. As of September 30, 2010, no amounts had been drawn on the above irrevocable letters of credit by the beneficiaries.

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

Management has addressed the reduced availability of “dealer inventory financing” by the creation of DVFC, a wholly owned subsidiary. The subsidiary was created in the fourth quarter 2009 to provide short-term inventory-secured loans to qualified retail dealers and developers. Through the establishment of the new financial subsidiary, Deer Valley has moved to counter the credit squeeze that many of the Company’s existing dealers have been experiencing. The existence of DVFC also positions the Company to maintain “shelf space” at existing independent sales centers and potentially gain “shelf space” at additional independent dealer sales centers in regions where the Company is not currently represented. The Company funded the new financial subsidiary through the reallocation of existing cash reserves in combination with funds available from an enhanced commercial bank credit facility with Fifth Third Bank. Administrative services for DVFC’s inventory-secured loan program are provided by Triad Financial Services, Inc. (“Triad”) of Jacksonville, Florida. As of September 30, 2010, DVFC had $4,640,481 in outstanding loans to 16 independent dealers participating in DVFC’s inventory-secured loan program. At September 30, 2010, approximately $925,000 was available under the revolving credit loans after deducting letters of credit of $375,000.

On October 14, 2009, Deer Valley entered into Revolving Credit Loan and Security Agreement with Fifth Third Bank, which provides for a revolving line of credit in an amount not to exceed Seven Million Five Hundred Thousand Dollars (the “$7,500,000 Facility”). The $7,500,000 Facility is evidenced by a revolving credit note and secured by accounts receivable, inventory, equipment and all other tangible and intangible personal property of Deer Valley. The purpose of the $7,500,000 Facility is to provide display model financing for dealers of the products produced by DVH. This financing will be provided through DVC’s new subsidiary DVFC, and administration of individual dealer loans will initially be handled by a third party administrator. The $7,500,000 Facility has a two year term and has a variable interest rate at 4.00% above LIBOR or 4.38% at September 30, 2010. An event of default such as non-payment of amounts when due under the loan agreement or a breach of a covenant may accelerate the maturity date of the facility, including, failure to maintain compliance with the following financial ratios: (a) a global Debt Service Coverage Ratio of not less than 1.25 to 1.00, measured on a rolling 4-quarter basis, (b) a global Debt to Tangible Net Worth Ratio of not more than 3.00 to 1.00, measured on a quarterly basis, and (c) a global, unencumbered liquidity of not less than $2,500,000.00, measured on a quarterly basis. The “Debt Service Coverage Ratio” is calculated as follows: (1) (A) Consolidated Net Income of Borrower, plus (B) Interest Expense, plus (C) Depreciation & Amortization, minus (D) Distributions, minus (E) Extraordinary Income/Non-Recurring Income, divided by (2) (A) Actual Required Debt Payments including Capital Leases, but not including debt payments payable to the Bank, plus (2) Interest Expense. The “Debt to Tangible Net Worth Ratio” is calculated as follows: (1) (A) Total Liabilities of each Borrower, minus (B) Subordinated Debt, divided by (2) (A) Net Worth, plus (B) Subordinated Debt, plus (C) Intangibles, minus (D) Related Party Receivables. The facility provides for conditions to be met prior to each advance, including compliance with the financial ratios described above. As of September 30, 2010, the Company had an outstanding balance of $1,925,000 under the revolving credit loan.

On October 14, 2009, Deer Valley entered into Revolving Credit Loan and Security Agreement with Fifth Third Bank, which provides for a revolving line of credit in an amount not to exceed Five Million Dollars (the “$5,000,000 Facility”). The $5,000,000 Facility is evidenced by a revolving credit note and secured by accounts receivable, inventory, equipment and all other tangible and intangible personal property of Deer Valley. The

$5,000,000 Facility is to be utilized for short term working capital financing, letters of credit and as a bridge loan on financing the sale of retail units by DVH. Said financing will be provided through DVC’s new subsidiary DVFC, and administration of individual dealer loans will initially be handled by a third party administrator. The $5,000,000 Facility has a two year term and has a variable interest rate at 2.50% above LIBOR or 2.88% at September 30, 2010. An event of default such as non-payment of amounts when due under the loan agreement or a breach of a covenant may accelerate the maturity date of the facility. The $5,000,000 Facility requires compliance with the same financial ratios described above in connection with the $7,500,000 Facility. The facility provides for conditions to be met prior to each advance, including the financial ratios described above. As of September 30, 2010, the Company had an outstanding balance of $775,000 under the revolving credit loan.

As of our fiscal quarter ending September 30, 2009, Deer Valley was in compliance with the financial ratios described above in connection with the $7,500,000 Facility and the $5,000,000 Facility.

Share Repurchases, Warrant Repurchases and Accrued Earnout

The Company has taken several strategic initiatives to improve shareholder value through a series of anti-dilutive securities repurchases. The Company expects the net result of these initiatives to contribute to greater per share earnings which will inherently create greater shareholder value.

On February 26, 2010 the Company repurchased and cancelled a block of 2 million shares of the Company’s common stock being held in escrow for the benefit of the former owners and current managers of the Company’s primary operating subsidiary (the “Escrowed Shares”). Pursuant to the Earnout Agreement dated January 18, 2006, as amended (the Earnout Agreement”), the Escrowed Shares were issued in December 2007 and were being held in escrow until the scheduled release date, January 18, 2011. The Board authorized the repurchase of the Escrowed Shares for $0.35/share (an aggregate of $700,000). The purchase price of $700,000 is held in escrow and replaces the shares in escrow. The Company had previously guaranteed that at the time of the escrow release, the total value of the escrow account assets would be equal to or greater than $2 million (the “escrow shortfall obligation”), with the escrow shortfall obligation recorded as a put liability on the Company’s balance sheet. The Company has agreed to exercise its option to satisfy the “escrow shortfall obligation” with a cash payment of $1,300,000, accrued earnout payable, included in the accompanying consolidated balance sheet at September 30, 2010, thus eliminating the potential for any share dilution related to the escrow value guarantee. As a result, the put liability has been transferred to additional paid in capital. Pursuant to the Second Amendment to the Earnout Agreement effective as of February 26, 2010, the escrowed funds will be released, and the “escrow shortfall obligation” will be paid to the beneficiaries on or about December 31, 2010 in settlement of the Company’s accrued earnout liability.

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

To improve shareholder value in the near term and to further reduce future earnings dilution, the Board has authorized a limited stock repurchase plan allowing for the occasional open market purchase of the Company’s common shares to a maximum cumulative expenditure of $500,000. As of September 30, 2010, there had been 139,932 shares repurchased under the stock repurchase program at a cost of $60,549 and reflected in our stockholders equity as treasury stock.

On October 14, 2010, the Company redeemed certain Common Stock Purchase Warrants exercisable for an aggregate of 15,846,702 shares of its common stock. The Company paid to the seller a total purchase price of $40,000 to redeem such warrants. See Note 16 Subsequent events of the consolidated financial statements for additional disclosure data

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments which affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. For a description of those estimates, see Note 2, Summary of

Significant Accounting Policies, contained in the explanatory notes to the Company’s financial statements for the quarter ended September 30, 2010, contained in this filing and the Company’s Form 10-K for December 31, 2009. On an ongoing basis, we evaluate our estimates, including those related to reserves, deferred tax assets, valuation allowances, impairment of long-lived assets, fair value of equity instruments issued to consultants for services, and estimates of costs to complete contracts. We base our estimates on historical experience and on various other assumptions which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities which are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. However, we believe that our estimates, including those items described below, are reasonable.

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

Warranties

We provide our retail buyers with a one-year limited warranty covering defects in material or workmanship, including plumbing and electrical systems. We record a liability for estimated future warranty costs relating to homes sold, based upon our assessment of historical experience and industry trends. In making this estimate, we evaluate historical sales amounts, warranty costs related to homes sold and timing in which any work orders are completed. The Company has accrued a warranty liability reserve of $1,430,000 on its balance sheet as of September 30, 2010. Based on management’s assessment of historical experience and current trends in wholesale shipments and dealer inventories, we decreased our warranty provision by $65,000 for the quarter year ended September 30, 2010. Although we maintain reserves for such claims, there can be no assurance that warranty expense levels will remain at current levels or that the reserves that we have set aside will continue to be adequate. Should we incur a large number of warranty claims which exceed our current warranty expense levels our results of operations could experience a material adverse affect.

Volume Incentives Payable

We have relied upon volume incentive payments to our independent dealers who retail our products. These volume incentive payments are accounted for as a reduction to gross sales, and are estimated and accrued when sales of our factory-built homes are made to our independent dealers. Volume incentive reserves are recorded based upon the annualized purchases of our independent dealers who purchase a qualifying amount of home products from us. We accrue a liability to our dealers, based upon estimates derived from historical payout rates. We had a reserve for volume incentives payable of $358,098 as of September 30, 2010.

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

The maximum amount for which the Company is contingently liable under such agreements amounted to approximately $4,490,000 as of September 30, 2010, as compared to $8,240,000 as of December 31, 2009. As of September 30, 2010 and December 31, 2009, we had reserves of $206,700 and $275,000, respectively, established for future repurchase commitments, based upon our prior experience and evaluation of our independent dealers’ financial conditions. The decrease of $3,750,000 in amounts contingently liable under repurchase commitments is primarily due to a shift in independent dealer inventory financing arrangements from national lenders, which require repurchase agreements to local bank financing arrangements, which typically do not require repurchase agreements.

Due to the downturn in the HUD Code housing industry and the difficulties that our dealers are experiencing in obtaining floor plan financing, we have increased our reserves as a percentage of our aggregate repurchase obligations. The current economic climate has caused stress on the financial condition of our dealer network, based on these changes we have elevated the probability of default for the group and adjusted our estimated reserves accordingly. During the nine month period ended September 30, 2010 we repurchased 3 homes due to dealer failures compared to 15 homes repurchased during the nine month period ended September 30, 2009. If the number of dealers become insolvent, or default on their inventory financing loans, exceeds our estimates this could have a material adverse affect upon our results of operations.

Reserve for Loan Losses

Reserves for credit losses are established for inventory finance notes receivables. Actual credit losses are charged to the reserve when incurred. The reserves established for such losses are determined based on historical loss experience and economic conditions. Management, in assessing the loss experience and economic conditions, adjusts reserves through periodic provisions. As of September 30, 2010, Deer Valley Finance Corp. had $4,640,481 in outstanding loans to 16 independent dealers participating in DVFC’s inventory-secured loan program and had reserves of $94,665 established for future losses.

Impairment of Long-Lived Assets

Property and intangible assets are material to our financial statements. Further, they are subject to the potential negative effects arising from factors beyond the Company’s control including changing economic conditions. The Company evaluates its tangible and definite-lived intangible assets for impairment annually or more frequently in the presence of circumstances or trends that may be indicators of impairment. The evaluation is a two step process. The first step is to compare our undiscounted cash flows, as projected over the remaining useful lives of the assets, to their respective carrying values. In the event that the carrying values are not recovered by future undiscounted cash flows, as a second step, the Company compares the carrying values to the related fair values and, if lower, record an impairment adjustment. For purposes of fair value, the Company generally uses replacement costs for tangible fixed assets and discounted cash flows, using risk-adjusted discount rates, for intangible assets. These estimates are made by competent employees, using the best available information, under the direct supervision of our management. For tangible property, plant and equipment, there have been no changes in assumptions or methodologies in the nine months ended September 30, 2010 as compared to December 31, 2009. The Company did not have definite-lived intangible assets at September 30, 2010.

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

Derivative Liability

Effective on January 1, 2009, we adopted the requirements of ASC 815 Derivatives and Hedging Activities that revised the definition of “indexed to a company’s own stock” for purposes of continuing classification of derivative contracts linked to our equity instruments. Derivative contracts may be classified in equity only when they both are indexed to a company’s own stock and meet certain conditions for equity classification. Under the revised definition, an instrument (or embedded feature) would be considered indexed to an entity’s own stock if its settlement amount will equal the difference between the fair value of a fixed number of the entity’s equity shares and a fixed monetary amount. We were unable to continue to carry 21,821,160 warrants in equity because they embodied anti-dilution protections that did not achieve the fixed-for-fixed definition. The reclassification of the fair value of the warrants, amounting to $635,691, to liabilities was recorded on January 1, 2009 as a cumulative effect of a change in accounting principle wherein the original amounts recorded were removed from paid-in capital ($6,172,913) and the difference ($24,673,969), representing the fair value changes, was recorded as an adjustment to beginning accumulated deficit. These derivative liabilities are measured at fair value each reporting period and the changes in the fair value are recorded in our consolidated statement of operations.

The fair value of the derivative warrant liability was $262,745 on December 31, 2009, and $255,667 on September 30, 2010. The change in the warrant liability resulted in a derivative income of $7,078 for the nine month period ended September 30, 2010. See Note 10 - Derivative Liabilities of the notes to Condensed Consolidated Financial Statements for additional disclosure data.

On October 14, 2010, the Company redeemed certain Common Stock Purchase Warrants exercisable for an aggregate of 15,846,702 shares of its common stock. The Company paid to the seller a total purchase price of $40,000 to redeem such warrants. See Note 16 Subsequent events of the consolidated financial statements for additional disclosure data

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending September 30, 2010 covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Changes in Internal Controls over Financial Reporting

During the quarter ended September 30, 2010, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Series A Convertible Preferred Stock - During the nine month period ended September 30, 2010 certain shareholders converted 3,750 shares of Series A Preferred stock, par value $37,500, into 50,000 shares of the Company’s common stock.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs

July 1 to July 31, 2010	10,300	$.41	0	0

August 1 to August 31, 2010	19,632	$.41	0	0

September 1 to September 30, 2010	110,000	$.44	0	0

Total (1)	139,932	$.43	0	0

(1)	The totals do not include the Company’s redemption, on October 14, 2010, of certain Common Stock Purchase Warrants exercisable for an aggregate of 15,846,702 shares of its common stock. The Company paid to the seller a total purchase price of $40,000 to redeem such warrants.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
3.01	Articles of Incorporation of Deer Valley Corporation. (1)
3.02	Bylaws of Deer Valley Corporation. (1)
4.01	Certificate of Designation, Rights, and Preferences of Series A Convertible Preferred Stock. (1)
4.02	Certificate of Designation, Rights, and Preferences of Series B Convertible Preferred Stock. (1)
4.03	Certificate of Designation, Rights, and Preferences of Series C Convertible Preferred Stock. (1)
4.04	Certificate of Designation, Rights, and Preferences of Series D Convertible Preferred Stock. (1)
4.05	Certificate of Designation, Rights, and Preferences of Series E Convertible Preferred Stock. (2)
31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 5, 2010. (3)
31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 5, 2010. (3)
32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 5, 2010. (3)
32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 5, 2010. (3)

(1)	Previously filed as an exhibit to the Form 8-K, filed with the SEC on July 28, 2006 and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Form 10-QSB, filed with the SEC on November 20, 2006 and incorporated herein by reference.
(3)	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Deer Valley Corporation
(Registrant)

Dated: November 5, 2010	By:	/s/ Charles G. Masters
Charles G. Masters
President & Chief Executive Officer
(Principal Executive Officer)