Form 10-K
period 2010-12-31
DEER VALLEY CORP
filed 2011-03-28
CIK 95047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

The issuer’s revenues for its most recent fiscal year were $29,127,893. The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 15, 2011 was $1,299,744.801. As of March 15, 2011, the number of shares outstanding of the Registrant’s common stock (excluding 246,625 shares of treasury common stock) was 17,252,892, of which 14,003,530 shares of common stock was held by affiliates.

[1]

Market value based upon sale price of $.40 occurring on June 30, 2010. Calculation does not account for common shares issuable upon conversion of convertible preferred stock or exercise of common stock purchase warrants.

DEER VALLEY CORPORATION

2010 FORM 10-K

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

During the first quarter of 2006, the Company entered into the Securities Purchase and Share Exchange Agreement, which, among other matters, resulted in the Company raising in excess of $7,400,000 in exchange for the issuance of its Series A Convertible Preferred Stock, Series A Common Stock Purchase Warrants, and Series B Common Stock Purchase Warrants (“Series A Preferred Offering”). Contemporaneous with the completion of the Series A Preferred Offering, Deer Valley Acquisition Corp (“DVA”), a wholly owned subsidiary of the Company, acquired 100% of the issued and outstanding capital stock of DVH. On July 24, 2006 the Company held a Special Meeting of Stockholders not in lieu of an annual meeting at which time it obtained the approval of an amendment to the Company’s Certificate of Incorporation to change the name of the Company from Cytation Corporation to Deer Valley Corporation.

Business of the Issuer

Overview

The Company, through its wholly owned subsidiaries Deer Valley Homebuilders, Inc. (“DVH”) and Deer Valley Financial Corp (“DVFC”), designs and manufactures factory built homes and provides dealer inventory-secured financing for our factory built homes. The Company’s manufacturing plant located in Guin, Alabama, produces homes which are marketed in 14 states through a network of independent dealers, builders, developers and government agencies located primarily in the southeastern and south central regions of the United States. Short-term inventory-secured loan financing is offered to qualified retail dealers and developers, through DVFC, a wholly owned subsidiary created in the fourth quarter 2009.

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

Our business segments consist of factory-built housing and financial services. Our financial services business commenced during the fourth quarter of 2009 to provide qualified independent retail dealers and developers inventory-secured financing for homes the Company produces. Otherwise, the Company does not maintain separate operating segments for regions and does not separately report financial information by geographic sales area because they are similar products using similar production techniques and sold to the same class of customer. See Note 18—Segment Information of the notes to Consolidated Financial Statements for information on our net sales, income (loss) from operations, and identifiable assets by segment for the periods ended December 31, 2010 and 2009.

Manufacturing Operations

We produce all of our factory built homes at our plant in Guin, Alabama, which normally function on a single shift, five-day work week. The Company’s average production rate was approximately 16 “floors” produced per week, during the fourth quarter of 2010 and approximately 21 “floors” produced per week for the fiscal year 2010. As of December 31, 2010, our backlog of orders stood at 8 days.

Our plant in Guin, Alabama operated at a capacity of 45% and 63% during the quarter ended December 31, 2010 and the fiscal year ended December 31, 2010, respectively. We have one idle plant located in Sulligent, Alabama.

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

Backlog of Orders and Sales Policies

Substantially all production of our factory-built homes is initiated against specific orders. As of December 31, 2010, our total backlog of orders stood at $1,050,000, compared to $1,250,000 at December 31, 2009. Dealer orders are subject to cancellation prior to commencement of production, and we do not consider our backlog to be firm orders. Because we operate in an industry where order lead times are extremely short, we do not view backlog at any point in time to be indicative of the level of our future revenues.

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

Products

We currently manufacture and sell both single-section and multi-section models, with the substantial majority of our products being multi-section HUD Code homes. Ninety-eight percent of the HUD Code homes we produced in 2010 consisted of multi-section units. We offer over 35 different floor plans, ranging in size from approximately 840 to 3,030 square feet. We are constantly introducing new designs, features and accessories to appeal to changing trends and consumer feedback. Many of our homes are customized to homebuyers’ specifications and have features associated with site-built homes, such as central heating and air conditioning, name-brand appliances, carpeting, cabinets, walk-in closets, wall coverings, porches, 1/2 inch drywall, thermally sealed double-paned low-e windows, enhanced insulation, oak cabinets, and six inch exterior wall construction standards. We believe that our willingness to offer heavy built construction standards and customize floor plans and design features to match homebuyers’ preferences is a principal factor which differentiates us from our competitors.

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

The Company continues to expand its product offerings in its modular home line. The homes are currently offered in eight states: Alabama, Arkansas, Kentucky, Louisiana, Mississippi, Missouri, Tennessee and West Virginia. These modular homes include front load porch designs to accommodate the narrow lot lines typical in coastal areas. Our modular homes are constructed to withstand a 110 mile per hour wind load. In addition, we offer an optional 140 mile per hour wind load feature on our modular homes. The Company is seeking to expand into other states with new designs to fulfill the demand among builders and developers for factory-built structures. Typical features in our modular homes include “heavy built” construction very similar to Deer Valley Homebuilders, Inc.’s other offerings. The Company will perform customization in this line of modular homes, as each builder has different needs.

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

Deer Valley is focused on designing affordable factory-built homes with features and construction standards comparable to site-built homes. In addition to offering the consumer options specified in the preceding paragraph, Deer Valley generally offers extensive customization of floor plan designs and exterior elevations to meet specific customer preferences. The following table sets forth certain sales information for 2010 and 2009:

Shipments	2010 – Floors	2010 – Units	2009 – Floors	2009 – Units
HUD-Code	850	426	712	364
Modular	91	46	182	82
Total	941	472	894	446

Independent Dealer Network, Sales and Marketing

As of the date of this filing, we had approximately 70 participating independent dealers marketing our factory-built homes at around 80 locations. Our independent dealers are not required to exclusively sell our homes and will typically choose to offer the products of other manufacturers in addition to ours. We do not have written exclusive agreements with our independent dealers and do not have any control over the operations of, or financial interest in, any of our independent dealers. In 2010, our largest dealer location accounted for approximately 9% of our sales.

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

During the fiscal year ended December 31, 2010, we estimate that the percentage of our revenues by region was as follows:

Regions	Primary States	Percentage of Revenue by Region
East South Central	Alabama, Kentucky, Mississippi, Tennessee	39%
West South Central	Arkansas, Louisiana, Oklahoma, Texas	38%
South Atlantic	Florida, Georgia, West Virginia	10%
North Central	Kansas, Illinois, Missouri	13%

Our sales staff maintains and monitors our relationships with each independent retailer in an effort to maintain excellent relationships with our network of independent dealers. Approximately 77% of our sales were to dealers operating in the East South Central and West South Central regions.

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

Independent Dealer Financing

The majority of our independent dealers finance their purchases through “inventory-secured financing” arrangements under which a financial institution provides the dealer with a loan for the purchase price of the home and maintains a security interest in the home as collateral. The nation-wide credit crisis has resulted in a precipitous reduction in the availability of inventory financing for retail outlets in the factory built housing industry. In late 2008, the Company received advisories from national financial service companies which provide "inventory-secured financing" for the majority of the Company's independent retail dealers of HUD-Code homes. Because of the worldwide volatility and disruption in the capital markets, these traditional lenders have terminated, reduced or modified their retail dealer financing programs in an effort to reduce their asset based portfolios. This reduced availability of wholesale financing has resulted in reduced sales to independent dealers and residential developers.

Management has addressed the reduced availability of “dealer inventory financing” by the creation of Deer Valley Finance Corp. (DVFC), a wholly owned subsidiary. The subsidiary was created to provide short-term inventory-secured loans to qualified retail dealers and developers. Through the establishment of the new financial subsidiary, Deer Valley has moved to counter the credit squeeze that many of the Company's existing dealers are experiencing. The existence of DVFC also positions the Company to potentially gain "shelf space" at additional independent dealer sales centers in regions where the Company is not currently represented. The Company will fund the new financial subsidiary through the reallocation of existing cash reserves in combination with funds available from an enhanced commercial bank credit facility with Fifth Third Bank. Administrative services for DVFC's new inventory-secured loan program are provided by Triad Financial Services, Inc. ("Triad") of Jacksonville, Florida.

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

As of December 31, 2010, DVH’s contingent repurchase liability under inventory-secured financing arrangements through independent dealers was approximately $3,650,000. While homes repurchased by DVH under inventory-secured financing arrangements are usually sold to other dealers, no assurance can be given that DVH will be able to sell to other dealers homes which it may be obligated to repurchase in the future or that DVH will not suffer more losses with respect to, and as a consequence of, those arrangements than we have accrued in our financial statements.

Competition

The factory-built housing industry is highly competitive at both the manufacturing and retail levels, with competition based upon numerous factors, including total price to the dealer, customization to homeowners’ preferences, product features, quality, warranty repair service, and the terms of dealer and retail customer financing. We have many competitors, ranging from very large, experienced, and well-financed companies to small, specialized manufacturers. Numerous companies produce HUD Code homes and modular homes in the southeastern and south central United States, many of which are in direct competition with us. In addition, certain of our competitors provide retail customers with financing from captive finance subsidiaries.

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

Regulation

Deer Valley’s factory-built homes are subject to a number of federal, state and local laws. Construction of HUD Code homes is governed by the National Manufactured Housing Construction and Safety Standards Act of 1974 (“1974 Act”). In 1976, HUD issued regulations under the 1974 Act establishing comprehensive national construction standards. The HUD regulations cover all aspects of HUD Code home construction, including structural integrity, fire safety, wind loads, thermal protection, plumbing, and electrical work. Such regulations preempt conflicting state and local regulations. Our manufacturing facilities and the plans and specifications of our HUD Code homes have been approved by a HUD-designated inspection agency. An independent, HUD-approved, third-party inspector checks each of our HUD Code homes for compliance during at least one phase of construction. In 1994, HUD amended construction safety standards to improve the wind force resistance of HUD Code homes sold for occupancy in coastal areas prone to hurricanes. Failure to comply with the HUD regulations could expose us to a wide variety of sanctions, including closing our manufacturing plant. We believe that our HUD Code homes meet or surpass all present HUD requirements.

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

Our HUD Code and modular homes are also subject to local zoning and housing regulations. Utility connections are subject to state and local regulation, which must be followed by the dealer or other person installing the home. A number of states require HUD Code and modular home producers to post bonds to ensure the satisfaction of consumer warranty claims. Several states have adopted procedures governing the installation of HUD Code and modular homes. We have complied with these requirements in Alabama, Mississippi, Louisiana, Arkansas, Georgia, Florida, Tennessee, Kentucky, Indiana, Illinois, Missouri, Oklahoma, West Virginia and Texas. Many of these states require that companies renew their compliance or notify the state after a change in ownership. We are taking the steps necessary to remain in compliance with these state laws.

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

Employees

As of December 31, 2010, we had 167 employees, all of whom are full-time. None of our employees are represented by a labor union and we consider our relationships with our employees to be good.

ITEM 2.	DESCRIPTION OF PROPERTY

The Company’s executive offices are located in leased office facilities at 3111 W. Dr. MLK Blvd., Ste 100, Tampa, FL 33607, which were formerly located at 4218 W. Linebaugh Avenue, Tampa, FL 33634. The telephone number at the Company’s executive offices is (813) 885-5998. DVH’s principal manufacturing plant and offices are located at 205 Carriage Street, Guin, Alabama 35563 (the “Guin Property”), and its telephone number is (205) 468-8400. DVH’s principal manufacturing plant and company offices consist of a manufacturing plant with

107,511 square feet, a frame shop with 10,800 square feet, material shed of 23,172 square feet and offices with 11,250 square feet of space. DVH owns the buildings and 25.5 acres underlying these facilities. DVH has executed a mortgage on the Guin Property in favor of a national bank. In addition, DVH owns an idled manufacturing facility with a 65,992 square foot manufacturing plant located on approximately 13 acres of land in Sulligent, Alabama (the “Sulligent Property”). The Sulligent Property was idled in September 2008.

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

During the fourth quarter of the fiscal year which ended on December 31, 2010, no matter was submitted to a vote of security holders.

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

	High	Low
2009 Quarter Ended

March 31, 2009	$1.20	$1.20
June 30, 2009	$1.20	$.35
September 30, 2009	$1.00	$.55
December 31, 2009	$.94	$.35

2010 Quarter Ended

March 31, 2010	$.50	$.35
June 30, 2010	$.75	$.40
September 30, 2010	$.50	$.27
December 31, 2010	$1.50	$.35

RULES GOVERNING LOW-PRICE STOCKS THAT MAY AFFECT ABILITY TO RESELL SHARES. Our common stock is subject to certain rules adopted by the SEC that regulate broker-dealer practices in connection with transactions in "penny stocks". Penny stocks generally are securities with a price of less than $ 5.00 other than securities registered on certain national exchanges or quoted on the NASDAQ system, provided that the exchange or system provides current price and volume information with respect to transaction in such securities. The additional sales practice and disclosure requirements imposed upon broker-dealers may discourage broker-dealers from effecting transactions in our shares which could limit the market liquidity of the shares and impede the sale of our shares in the secondary market.

The penny stock rules require broker-dealers, prior to a transaction in a penny stock not otherwise exempt from the rules, to make a special suitability determination for the purchaser to receive the purchaser's written consent to the transaction prior to sale, to deliver standardized risk disclosure documents prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. In addition, the penny stock regulations require the broker-dealer to deliver prior to any transaction involving the penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt. A broker-dealer is also required to disclose commissions payable to the broker-dealer and the registered representative and current quotations for the securities. Finally, a broker-dealer is required to send monthly statements disclosing recent price information with the respect to the penny stock held in a customer's account and information with respect to the limited market in penny stocks.

Holders Of Common Stock

On March 15, 2011, there were 314 registered holders or persons otherwise entitled to hold our common shares pursuant to a shareholders’ list provided by our transfer agent, Computershare Investor Services, N.A. The number of registered shareholders excludes any estimate by us of the number of beneficial owners of common shares held in street name.

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

Securities Authorized For Issuance Under Equity Compensation Plans

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding option, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	—	—	1,800,000
Total	—	—	1,800,000

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

In February 2010, the Company’s Board of Directors approved the repurchase and cancellation of all of the options previously issued under the 2007 Incentive Plan. All of such options were repurchased for the nominal sum of $700.

Recent Sales of Unregistered Securities

Except as reported in previous filings, we did not sell any securities in transactions which were not registered under the Securities Act in the fiscal year ended December 31, 2010.

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

Overview

The Company, through its wholly owned subsidiaries Deer Valley Homebuilders, Inc. (“DVH”) and Deer Valley Financial Corp (“DVFC”), designs and manufactures factory built homes and provides dealer inventory-secured financing for our factory built homes. The Company’s manufacturing plant located in Guin, Alabama, produces homes which are marketed in 14 states through a network of independent dealers, builders, developers and government agencies located primarily in the southeastern and south central regions of the United States. Short-term inventory-secured loan financing is offered to qualified retail dealers and developers, through DVFC, a wholly owned subsidiary created in the fourth quarter 2009.

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

Our business segments consist of factory-built housing and financial services. Our financial services business commenced during the fourth quarter of 2009 to provide qualified independent retail dealers and developers inventory-secured financing for homes the Company produces. Otherwise, the Company does not maintain separate operating segments for regions and does not separately report financial information by geographic sales area because they are similar products using similar production techniques and sold to the same class of customer. See Note 18—Segment Information of the notes to Consolidated Financial Statements for information on our net sales, income (loss) from operations, and identifiable assets by segment for the periods ended December 31, 2010 and 2009.

The nation-wide credit crisis has resulted in a precipitous reduction in the availability of inventory financing for retail outlets in the factory built housing industry. In late 2008, the Company received advisories from national financial service companies which provide “inventory-secured financing” for the majority of the Company's independent retail dealers of HUD-Code homes. Because of the worldwide volatility and disruption in the capital markets, these traditional lenders have terminated, reduced or modified their retail dealer financing programs in an effort to reduce their asset based portfolios. This reduction in credit facilities has impaired the short-term marketing thrust and the long-term viability of many independent dealers and residential developers including some who distribute Deer Valley Homes.

Management has addressed the reduced availability of “dealer inventory financing” with its wholly owned subsidiary, Deer Valley Finance Corp. (DVFC). The subsidiary was created in the fourth quarter 2009 to provide short-term inventory-secured loans to qualified retail dealers and developers. Through the establishment of the financial subsidiary, Deer Valley has moved to counter the credit squeeze that many of the Company's existing dealers are experiencing. The existence of DVFC also positions the Company to potentially gain “shelf space” at additional independent dealer sales centers in regions where the Company is not currently represented. The Company funded the new financial subsidiary through the reallocation of existing cash reserves in combination with funds available from an enhanced commercial bank credit facility with Fifth Third Bank. Administrative services for DVFC's inventory-secured loan program are provided by Triad Financial Services, Inc. (“Triad”) of Jacksonville, Florida.

On October 14, 2009, Deer Valley entered into Revolving Credit Loan and Security Agreement with Fifth Third Bank, which provides for a revolving line of credit in an amount not to exceed Seven Million Five Hundred Thousand Dollars (the “$7,500,000 Facility”). The $7,500,000 Facility is evidenced by a revolving credit note and secured by accounts receivable, inventory, equipment and all other tangible and intangible personal property of Deer Valley. The purpose of the $7,500,000 Facility is to provide display model financing for dealers of the products produced by DVH. This financing will be provided through DVC’s new subsidiary DVFC, and administration of individual dealer loans will initially be handled by a third party administrator. The $7,500,000 Facility has a two year term and has a variable interest rate at 4.00% above LIBOR or 4.38% at December 31, 2010. An event of default such as non-payment of amounts when due under the loan agreement or a breach of a covenant may accelerate the maturity date of the facility, including, failure to maintain compliance with the following financial ratios: (a) a global Debt Service Coverage Ratio of not less than 1.25 to 1.00, measured on a rolling 4-quarter basis, (b) a global Debt to Tangible Net Worth Ratio of not more than 3.00 to 1.00, measured on a quarterly basis, and (c) a global, unencumbered liquidity of not less than $2,500,000.00, measured on a quarterly basis. The “Debt Service Coverage Ratio” is calculated as follows: (1) (A) Consolidated Net Income of Borrower, plus (B) Interest Expense, plus (C) Depreciation & Amortization, minus (D) Distributions, minus (E) Extraordinary Income/Non-Recurring Income, divided by (2) (A) Actual Required Debt Payments including Capital Leases, but not including debt payments payable to the Bank, plus (2) Interest Expense. The “Debt to Tangible Net Worth Ratio” is calculated as follows: (1) (A) Total Liabilities of each Borrower, minus (B) Subordinated Debt, divided by (2) (A) Net Worth, plus (B) Subordinated Debt, plus (C) Intangibles, minus (D) Related Party Receivables. The facility provides for conditions to be met prior to each advance, including compliance with the financial ratios described above. As of December 31, 2010, the Company had an outstanding balance of $2,400,000 under the revolving credit loan.

On October 14, 2009, Deer Valley entered into Revolving Credit Loan and Security Agreement with Fifth Third Bank, which provides for a revolving line of credit in an amount not to exceed Five Million Dollars (the “$5,000,000 Facility”). The $5,000,000 Facility is evidenced by a revolving credit note and secured by accounts receivable, inventory, equipment and all other tangible and intangible personal property of Deer Valley. The $5,000,000 Facility is to be utilized for short term working capital financing, letters of credit and as a bridge loan on financing the sale of retail units by DVH. Said financing will be provided through DVC’s new subsidiary DVFC, and administration of individual dealer loans will initially be handled by a third party administrator. The $5,000,000 Facility has a two year term and has a variable interest rate at 2.50% above LIBOR or 2.88% at December 31, 2010. An event of default such as non-payment of amounts when due under the loan agreement or a breach of a covenant may accelerate the maturity date of the facility. The $5,000,000 Facility requires compliance with the same financial ratios described above in connection with the $7,500,000 Facility. The facility provides for conditions to be met prior to each advance, including the financial ratios described above. As of December 31, 2010, the Company had an outstanding balance of $325,000 under the revolving credit loan.

As of our year ending December 31, 2010, Deer Valley was in compliance with the financial ratios described above in connection with the $7,500,000 Facility and the $5,000,000 Facility.

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

To improve shareholder value in the near term and to further reduce future earnings dilution, the Board has authorized a limited stock repurchase plan allowing for the occasional open market purchase of the Company’s common shares to a maximum cumulative expenditure of $500,000. As of December 31, 2010, there had been 227,520 shares repurchased under the stock repurchase program at a cost of $100,024 and reflected in our stockholders equity as treasury stock.

During the fourth quarter of 2010, the Company entered into a securities purchase agreement with certain shareholders to redeem certain common stock purchase warrants exercisable for an aggregate of 17,641,522 shares of common stock. The Company paid an aggregate purchase price of $44,802 to redeem such warrants.

Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment by our management. Information for the year ended December 31, 2010 and year ended December 31, 2009 is that of the Company on a consolidated basis with DVH and DVFC.

Revenues. The Company had gross revenues of $29,127,893 in fiscal year 2010, as compared to $27,605,315 in fiscal year 2009. Accordingly, revenues increased $1,522,578 or a 6% increase compared to the prior year. The increase in revenue for 2010, are in part attributable to the federal homebuyer tax credit, which favorable impacted our revenues for the second and third quarters 2010. However, the expiration of the federal homebuyer tax credit contributed to a softness of new orders, resulting in a reduced backlog of orders. Although we remain cautiously optimistic, several challenges such as persistently high unemployment levels, the expiration of the federal homebuyer’s tax credit and the threat of more foreclosures continue to hinder a recovery in the housing market. If the current crisis in the national economy generally, or in the housing market specifically, continues for an extended period of time, our operating results could be significantly affected by such market forces. This ongoing crisis has materially impacted liquidity in the financial markets, reducing the availability of wholesale financing for our industry retailers and consumer financing for purchasers of a manufactured homes. The likelihood that we will be able to sustain our increased revenues or generate net income in the future must be considered in light of the difficulties facing the manufactured housing industry as a whole, the national and local economies, the credit markets and the financial services industry, the competitive environment in which we operate, and other risks and uncertainties.

Gross Profit. Gross profit was $5,501,476 or 18.9% of total revenue for 2010, compared to $5,244,119 or 19.0% of total revenue for 2009. Our gross profit as a percentage of revenues remained constant as our labor cost decreases and service cost increases essentially offset each other. Another factor affecting our gross profit is the decrease in our warranty reserve which decreased cost of sales by $240,000 in 2010 and $690,000 in 2009 and accordingly increased of our gross profit for each period. Without the effect of our warranty reserve, our gross profit percentage was 18.1% during 2010 and 16.5% during 2009. The increase in gross profit (without the effect of our warranty reserve) is attributable to the increase in revenues. The Company includes the following types of expenses in cost of sales: purchase and receiving costs, freight in, direct labor, supply costs, warehousing, direct and indirect overhead costs, inspection, transfer, actual and accrued warranty, depreciation, and amortization costs.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses for the fiscal year ending December 31, 2010 were $3,793,648, compared to $3,898,187 for the fiscal year 2009. Selling, general and administrative cost decreased $104,539 for the fiscal year ending December 31, 2010, in comparison to the corresponding period for 2009. As a percentage of revenues, selling, general and administrative expenses decreased to 13.0% for the fiscal year ending December 31, 2010 compared to 14.1% for the fiscal year ending December 31, 2009. The decrease of $104,539 in our selling, general and administration expenses is due to a decrease in our selling cost of $281,011, which was partially offset by our financial services segment increased selling, general and administration expenses by $193,422 compared to the same corresponding period for 2009. The Company includes the following types of expenses in selling, general and administrative expense: sales salaries, sales commissions, bad debt expense, advertising, administrative overhead, administrative salaries and bonuses and legal and professional fees.

Impairment Charge. Based on a combination of factors, including the economic environment, the Company’s market capitalization, and the implied valuation and discount rate assumptions in the Company’s industry, the Company concluded that its goodwill was impaired. The Company recorded a non-cash impairment charge of $2,000,000 and $7,256,917 for the fiscal year ending December 31, 2010 and 2009, respectively. See Note 6 Goodwill of the consolidated financial statements for additional disclosure data.

Other Income (Expense). Derivative expense for the year ended December 31, 2010 was $499,451 compared to $381,054 for the year ended December 31, 2009. Our derivative expense represents changes in the fair value of our derivative warrants and the change in fair value of our put liability related to our earnout agreement. These derivative liabilities are sensitive to the volatility in our stock price. The current year derivative expense is due primarily to changes in our stock price which have increased over the comparable period in the prior year. Our derivative expense increased because our stock price was at a higher level and the effect of the fair value measurements increased our expense. The put liability was settled in February 2010 in conjunction with an amendment to our earnout agreement and has not any had effect on derivative income or expense since then. Another factor affecting our Other Income (Expense) is a gain on extinguishment of $330,712 resulting from the redemption of certain Common Stock Purchase Warrants exercisable for an aggregate of 17,641,522 shares of our common stock. We paid to the sellers a total purchase price of $44,800 to redeem such warrants with a fair value of approximately $375,500. See Note 12—Derivative Liabilities and Note 9—Accrued Earnout Payable of the notes to Consolidated Financial Statements for additional disclosure data.

Income Tax Benefit (Expense). An income tax expense of $243,957 was recognized for the year ended December 31, 2010, compared to an income tax benefit of $2,272,261 for the year ended December 31, 2009. The increase in income tax expense is a result of lower goodwill impairment charge in 2010, compared to 2009. For the year ended December 31, 2010, a valuation allowance of $402,617 was recognized to offset potential net operating loss tax benefits. See Note 13—Income Taxes of the notes to Consolidated Financial Statements for additional disclosure data.

Net Income (Loss). The net loss for 2010 was $893,309 or .05 per diluted share, compared to net loss of $4,092,597, or .26 per diluted share, in 2009.

Liquidity and Capital Resources

Management believes that the Company currently has sufficient cash flow from operations, available bank borrowings, cash, and cash equivalents to meet its short-term working capital requirements. The Company had $6,895,673 in cash and cash equivalents and short-term investments as of December 31, 2010, compared to $8,503,866 in cash and cash equivalents and short-term investments as of December 31, 2009. Should our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner which will increase or accelerate our anticipated costs or capital demand, such as through the acquisition of new products, our working capital could be depleted at an accelerated rate.

The Company’s operations may require significant use of cash reserves during 2011 compared to prior years. In October 2009, the Company created DVFC, a wholly owned subsidiary. The subsidiary was created to provide short-term inventory-secured loans to qualified retail dealers and developers. Although we anticipate that our dealer finance business will be largely funded by advances under its credit facility with Fifth Third Bank, it is possible that we may continue to use our cash to fund a portion of our financing business.

We obtained the $7,500,000 Facility and the $5,000,000 Facility (as described above) from Fifth Third Bank to partially fund our retail dealer financing program. As of December 31, 2010, the aggregate balance on the $7,500,000 Facility and the $5,000,000 Facility was $2,725,000. In addition, we have a real estate loan from Fifth Third that had a balance, as of December 31, 2010, of $1,624,088. The $7,500,000 Facility and the $5,000,000 Facility are currently scheduled to expire on October 14, 2011. In addition, the term for the real estate loan is scheduled to expire on June 1, 2011. Although we anticipate extending the terms for each of the $7,500,000 Facility, the $5,000,000 Facility, and the real estate loan, if we are unable to do so, and we are unable to find suitable replacement financing, we would be required to use a significant portion of our cash reserves.

For the fiscal year ended December 31, 2010, our operating activities used net cash of $2,074,765, as compared to our operating activities used net cash of $446,636 for fiscal year ended December 31, 2009. Our significant change in cash flow is primarily attributable to an increase in our participation in inventory finance receivables as a result of the creation of DVFC to provide short-term inventory-secured loans to qualified retail dealers and developers.

For the fiscal year ended December 31, 2010, operating activities used net cash of $2,074,765 primarily as a result of the following:

(a)	We incurred a net loss of $893,309 that includes non cash items totaling $2,537,044 related to our goodwill impairment charge, derivative expense, depreciation and deferred tax benefit. Without these non cash items we generated income of $1,643,735.

Changes in our operating assets and liabilities are as follows:

(b)	a decrease in accounts receivable of $345,646 (a source of cash), primarily a result of a reduction in homes shipped in December 2010 as compared to December 2009, which was offset by

(c)	an increase in inventory finance notes receivable of $3,685,583 (use of cash), the increase in inventory finance notes receivable is a result of the creation of DVFC in the fourth quarter 2009 to provide short-term inventory-secured loans to qualified retail dealers and developers, and

(d)	a decrease in estimated services and warranties of $240,000 (use of cash), we decreased our warranty provision based on management’s assessment of historical experience and current trends in wholesale shipments and dealer inventories, and

(e)	a decrease in accrued repurchase commitment of $107,700 (use of cash), the decrease in dealer incentives is a result of fewer homes contingently liable for under repurchase obligations

(f)	a decrease in accrued dealer incentive programs and other accrued expenses of $349,365 (use of cash), the decrease in dealer incentives is a result of lower dealer inventory levels

For the fiscal year ended December 31, 2009, operating activities used net cash of $446,636 primarily as a result of the following:

(a)	We incurred a net loss of $4,092,597 that includes non cash items totaling $5,521,728 related to our goodwill impairment charge, derivative expense, depreciation, and deferred tax benefit. Without these non cash items we generated income of $1,429,131

Changes in our operating assets and liabilities are as follows:

(b)	a decrease in accounts receivable of $623,044 (a source of cash), primarily a result of a reduction in production rates in December 2009 as compared to December 2008, and

(c)	a decrease in inventories of $701,615 (a source of cash), primarily as a result of management’s decision to reduce inventory levels due to the reduction in production rates, all which were offset by

(d)	an increase in inventory finance notes receivable of $1,017,740 (use of cash), the increase in inventory finance notes receivable is a result of the creation of DVFC in the fourth quarter 2009 to provide short-term inventory-secured loans to qualified retail dealers and developers, and

(e)	an increase in prepayments and other assets of $450,197 (use of cash), the increase in prepayments and other assets is primarily a result of modified retail dealer financing programs with traditional lenders of inventory financing, and

(f)	a decrease in accounts payable of $405,608 (use of cash), the decrease in accounts payable is a result of the decrease in inventories and production rates at December 2009 as compared to December 2008, and

(g)	a decrease in estimated services and warranties of $690,000 (use of cash), we decreased our warranty provision based on management’s assessment of historical experience and current trends in wholesale shipments and dealer inventories, and

(h)	a decrease in accrued dealer incentive programs and other accrued expenses of $593,240 (use of cash), the decrease in dealer incentives is a result of lower revenues

The net cash used in investing activities for the fiscal year ended December 31, 2010 was $814,111, which primarily reflects the net increase in available-for-sale securities. The net cash provided by investing activities for the fiscal year ended December 31, 2009 was $2,329,632, which reflects the proceeds from the sale of equipment of $71,032 and a net decrease in available-for-sale securities.

The net cash provided in financing activities for the fiscal year ended December 31, 2010 was $484,838, which relates to proceeds from notes payable of $2,725,000 used to finance our inventory finance notes receivable, which were partially offset by distributions of $2,000,000 under provisions provided by the earnout agreement. See Note 9 – Accrued earnout payable for additional disclosure date regarding earnout agreement. The net cash used in financing activities for the fiscal year ended December 31, 2009 was $81,009, which primarily relates to the scheduled repayment of the Company’s long-term debt.

DVH, during its normal course of business, is required to issue irrevocable standby letters of credit to cover obligations under its workmen compensation insurance policy in the amount of $375,000. As of December 31, 2010, no amounts had been drawn on the above irrevocable letters of credit by the beneficiaries.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments which affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. For a description of those estimates, see Note 2, Summary of Significant Accounting Policies, contained in the explanatory notes to the Company’s financial statements for the year ended December 31, 2010, contained in this filing. On an ongoing basis, we evaluate our estimates, including those related to reserves, deferred tax assets, valuation allowances, impairment of long-lived assets, fair value of equity instruments issued to consultants for services, and estimates of costs to complete contracts. We base our estimates on historical experience and on various other assumptions which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities which are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. However, we believe that our estimates, including those for the above-described items, are reasonable.

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

Warranties

We provide our retail buyers with a one-year limited warranty covering defects in material or workmanship, including plumbing and electrical systems. We record a liability for estimated future warranty costs relating to homes sold, based upon our assessment of historical experience and industry trends. In making this estimate, we evaluate historical sales amounts, warranty costs related to homes sold and timing in which any work orders are completed. The Company has accrued a warranty liability reserve of $1,290,000 on its balance sheet as of December 31, 2010 compared with a warranty liability reserve of $1,530,000 on its balance sheet as of December 31, 2009. Based on management’s assessment of historical experience and current trends in wholesale shipments and dealer inventories we reduced our warranty provision by $240,000 for the fiscal year ended December 31, 2010. Although we maintain reserves for such claims, there can be no assurance that warranty expense levels will remain at current levels or that the reserves that we have set aside will continue to be adequate. A large number of warranty claims which exceed our current warranty expense levels could have a material adverse affect upon our results of operations.

Volume Incentives Payable

We have relied upon volume incentive payments to our independent dealers who retail our products. These volume incentive payments are accounted for as a reduction to gross sales, and are estimated and accrued when sales of our factory-built homes are made to our independent dealers. Volume incentive reserves are recorded based upon the annualized purchases of our independent dealers who purchase a qualifying amount of home products from us. We accrue a liability to our dealers, based upon estimates derived from historical payout rates. Volume incentive costs represent a significant expense to us, and any significant changes in actual payouts could have an adverse affect on our financial performance. We had a reserve for volume incentives payable of $266,662 as of December 31, 2010, as compared to $320,629 as of December 31, 2009.

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

The maximum amount for which the Company is contingently liable under such agreements amounted to approximately $3,650,000 at December 31, 2010, as compared to $8,240,000 at December 31, 2009. As of December 31, 2010 and December 31, 2009, we had reserves of $167,300 and $275,000, respectively, established for future repurchase commitments, based upon our prior experience and evaluation of our independent dealers’ financial conditions. We have increased repurchase reserves as compared to amounts under repurchase obligation based on identified changes in dealers’ financial conditions and the probability of default for the group of dealers identified at an elevated disk of default. Because Deer Valley to date has not experienced any significant losses under these agreements, management does not expect any future losses to have a material effect on our accompanying financial statements.

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

Goodwill

Goodwill is related to the acquisition of DeerValley Acquisitions Corp. and Deer Valley Homebuilders, Inc on January 18, 2006. The Company tests goodwill for impairment at least annually, during the fourth quarter and on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. Recoverability of goodwill is evaluated using a two-step process. In the first step, the fair value of our reporting unit is compared to its carrying value. If the fair value of our reporting unit exceeds the carrying value of the net assets assigned to a reporting unit, goodwill is considered not impaired and no further testing is required. If the carrying value of the net assets assigned to a reporting unit exceeds the fair value of a reporting unit, the second step of the impairment test is performed in order to determine the implied fair value of a reporting unit’s goodwill. Determining the implied fair value of goodwill requires valuation of a reporting unit’s tangible and intangible assets and liabilities in a manner similar to the allocation of purchase price in a business combination. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, goodwill is deemed impaired and is written down to the extent of the difference. Similar to the review for impairment of other long-lived assets, the resulting fair value determination is significantly impacted by estimates of future sales for the Company’s products, capital needs, economic trends and other factors. See Note 6 of Consolidated Financial Statements for further discussion regarding the Company’s goodwill.

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

In July 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which requires entities to provide new disclosures in their financial statements about their financing receivables, including credit risk exposures and the allowance for credit losses on a disaggregated basis. The ASU is effective for public entities for reporting periods ending on or after December 15, 2010 for disclosures of financing receivables as of the end of a reporting period. The disclosures related to activity that occurs during a reporting period are required to be adopted for periods beginning on or after December 15, 2010. The Company adopted the provisions of ASU 2010-20 relating to period-end disclosures as of December 31, 2010.

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

In June 2008, the FASB issued authoritative guidance as required by the “Derivative and Hedging” ASC Topic 815-10-15-74 in Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock,. The objective is to provide guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity's own stock and it applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative, for purposes of determining whether that instrument or embedded feature qualifies for the first part of the scope exception. This Issue also applies to any freestanding financial instrument that is potentially settled in an entity's own stock, regardless of whether the instrument has all the characteristics of a derivative. We currently have warrants that embody terms and conditions that require the reset of their strike prices upon our sale of shares or equity-indexed financial instruments at amounts less than the conversion prices. These features will no longer be treated as “equity” once it becomes effective. Rather, such instruments will require classification as liabilities and measurement at fair value. Early adoption is precluded. . This standard required the Company’s warrants outstanding to be fair valued on the adoption date (January 1, 2009) and reclassified to liabilities. See Note 11 Derivative Liabilities of the consolidated financial statements for additional disclosure data.

In March 2008, the FASB issued guidance under ASC 815 “Derivatives and Hedging”. The guidance is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company has provided the required disclosures in the accompanying Notes to Condensed Consolidated Financial Statements. See Note 11 Derivative Liabilities of the consolidated financial statements for additional disclosure data.

Off-Balance Sheet Arrangements

None.

ITEM 8.	FINANCIAL STATEMENTS

Deer Valley Corporation & Subsidiaries

Consolidated Financial Statements

For the Years Ended December 31, 2010 and 2009.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Deer Valley Corporation

Tampa, Florida

We have audited the accompanying consolidated balance sheet of Deer Valley Corporation and Subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Deer Valley Corporation and Subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Meeks International, LLC

Tampa, Florida

March 25, 2011

Deer Valley Corporation & Subsidiaries

Consolidated Balance Sheets

	December 31, 2010	December 31, 2009
ASSETS
Current Assets:
Cash	$3,727,228	$6,131,266
Short-term investments	3,168,445	2,372,600
Accounts receivable	482,846	828,492
Inventory	807,730	738,294
Deferred tax asset	622,052	720,560
Inventory finance notes receivable	1,675,856	380,226
Prepaid expenses and other current assets	94,744	113,269

Total Current Assets	10,578,901	11,284,707

Fixed Assets:
Property, plant and equipment, net	2,463,151	2,704,502

Other Assets:
Inventory finance notes receivable—net	2,912,467	637,514
Deferred tax asset	2,034,931	2,080,767
Other assets	256,410	467,265

Total Other Assets:	5,203,808	3,185,546

Total Assets	$18,245,860	$17,174,755

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities on long term debt	$1,624,088	$95,336
Notes payable	2,725,000	—
Accounts payable	163,578	204,835
Accrued expenses	1,290,562	1,747,627
Accrued warranties	1,290,000	1,530,000
Warrant liability	418,682	262,745
Income tax payable	131,453	46,638

Total Current Liabilities	7,643,363	3,887,181

Long Term Liabilities:
Long-term debt, net of current maturities	—	1,624,088
Deferred tax liability	88,028	123,684
Put liability	—	1,323,844

Total Long Term Liabilities	88,028	3,071,616

Total Liabilities	7,731,391	6,958,797

Stockholders’ Equity:
Series A Preferred stock, $0.01 par value, 750,000 shares authorized, 21,500 and 25,250 shares issued and outstanding, respectively.	214,995	252,495
Series C Preferred stock, $0.01 par value, 26,750 shares authorized, 22,463 and 22,463 shares issued and outstanding, respectively.	224	224
Series E Preferred stock, $0.01 par value, 1,000,000 authorized, 1,000,000 and 1,000,000 shares issued and outstanding, respectively.	10,000	10,000
Common stock, $0.001 par value, 100,000,000 shares authorized, 17,499,517 and 19,449,517 shares issued and 17,271,997 and 19,449,517 outstanding, respectively.	17,501	19,451
Additional paid-in capital	35,783,780	36,452,486
Common stock payable-Earnout Agreement	—	(2,000,000)
Treasury Stock, at cost; 227,520 shares	(100,024)	—
Accumulated deficit	(25,412,007)	(24,518,698)

Total Stockholders Equity	10,514,469	10,215,958

Total Liabilities and Stockholders Equity	$18,245,860	$17,174,755

See notes to consolidated financial statements

Deer Valley Corporation & Subsidiaries

Consolidated Statements of Operations

	For the years ended December 31,
	2010	2009
REVENUE	$29,127,893	$27,605,315

COST OF REVENUE	23,626,417	22,361,196

GROSS PROFIT	5,501,476	5,244,119

OPERATING EXPENSES:
Depreciation and Amortization	20,798	30,015
Selling, general and administrative	3,793,648	3,898,187
Impairment charge	2,000,000	7,256,917

TOTAL OPERATING EXPENSES	5,814,446	11,185,119

OPERATING LOSS	(312,970)	(5,941,000)

OTHER INCOME (EXPENSES)
Derivative income (expense)	(499,451)	(381,054)
Gain on extinguishment	330,712	—
Interest income	22,617	99,856
Other income	—	201
Interest expense	(190,260)	(142,861)

TOTAL OTHER INCOME/(EXPENSES)	(336,382)	(423,858)

LOSS BEFORE INCOME TAXES	(649,352)	(6,364,858)

INCOME TAX BENEFIT (EXPENSE)	(243,957)	2,272,261

NET LOSS	$(893,309)	$(4,092,597)

Dividends to preferred stockholders	—	—

Net Loss Available to Common Shareholders	$(893,309)	$(4,092,597)

Net Loss Per Share (Basic)	$(0.05)	$(0.26)
Net Loss Per Share (Fully Diluted)	$(0.05)	$(0.26)

Weighted Average Common Shares Outstanding	17,626,088	15,910,663
Weighted Average Common and Common Equivalent Shares Outstanding	17,626,088	15,910,663

See notes to consolidated financial statements

Deer Valley Corporation & Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2010 and 2009

	Preferred A		Preferred C		Series E
	Shares	Amount	Shares	Amount	Shares	Amount
Balance - December 31, 2008	548,550	$5,485,495	22,463	$224	1,000,000	$10,000

Cumulative effect of change in accounting method	—	—	—	—	—	—
Conversion of Series A Preferred	(523,300)	(5,233,000)	—	—	—	—
Common Stock dividend
Issuance of common stock dividend to Series A Preferred	—	—	—	—	—	—
Accrued Dividends
Net Loss	—	—	—	—	—	—

Balance—December 31, 2009	25,250	$252,495	22,463	$224	1,000,000	$10,000

Cumulative effect of change in accounting method	—	—	—	—	—	—
Conversion of Series A Preferred	(3,750)	(37,500)	—	—	—	—
Common Stock purchase related to amended Earnout Agreement
Treasury Stock purchase at cost	—	—	—	—	—	—
Accrued Dividends
Net Loss	—	—	—	—	—	—

Balance—December 31, 2010	21,500	$214,995	22,463	$224	1,000,000	$10,000

See notes to consolidated financial statements

Deer Valley Corporation & Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2010 and 2009

	Common		Additional Paid in Capital	Common Stock Payable-Earnout
	Shares	Amount
Balance—December 31, 2008	12,472,182	$12,473	$37,399,377	$(2,000,000)

Cumulative effect of change in accounting method	—	—	(6,172,913)
Conversion of Series A Preferred	6,977,335	6,978	5,226,022
Common Stock dividend
Issuance of common stock dividend to Series A Preferred
Accrued Dividends
Net Loss	—	—	—

Balance—December 31, 2009	19,449,517	$19,451	$36,452,486	$(2,000,000.00)

Cumulative effect of change in accounting method	—	—
Conversion of Series A Preferred	50,000	50	37,450
Common Stock purchase related to amended Earnout Agreement	(2,000,000)	(2,000)	(706,156)	2,000,000
Treasury Stock purchase at cost
Accrued Dividends
Net Loss	—	—	—

Balance—December 31, 2010	17,499,517	$17,501	$35,783,780	$—

See notes to consolidated financial statements

Deer Valley Corporation & Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2010 and 2009

	Treasury		Accumulated Deficit
	Shares	Amount		Total
Balance—December 31, 2008	—	$—	$(25,963,323)	$14,944,246

Cumulative effect of change in accounting method	—	—	5,537,222	(635,691)
Conversion of Series A Preferred	—	—	—	—
Common Stock dividend				—
Issuance of common stock dividend to Series A Preferred			—	—
Accrued Dividends				—
Net Loss	—	—	(4,092,597)	(4,092,597)

Balance—December 31, 2009	—	$—	$(24,518,698)	$10,215,958

Cumulative effect of change in accounting method	—	—		—
Conversion of Series A Preferred	—	—	—	—
Common Stock purchase related to amended Earnout Agreement	—	—		1,291,844
Treasury Stock purchase at cost	(227,520)	(100,024)	—	(100,024)
Accrued Dividends				—
Net Loss	—	—	(893,309)	(893,309)

Balance—December 31, 2010	(227,520)	$(100,024)	$(25,412,007)	$10,514,469

See notes to consolidated financial statements

Deer Valley Corporation & Subsidiaries

Consolidated Statements of Cash Flows

	For the years ended December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(893,309)	$(4,092,597)
Adjustments to reconcile net (loss) to net cash provided for/used in operating activities:
Depreciation and amortization	259,617	275,680
Derivative income (expense)	499,451	381,054
Gain on extinguishment	(330,712)	—
Goodwill impairment charge	2,000,000	7,256,917
Bad debt expense	115,000	—
Changes in assets and liabilities:
(Increase)/decrease in receivables	345,646	623,044
(Increase)/decrease in inventories	(69,436)	701,615
(Increase)/decrease in deferred tax asset	144,344	(1,803,665)
(Increase)/decrease in inventory finance receivable	(3,685,583)	(1,017,740)
(Increase)/decrease in prepayments and other	229,380	(450,197)
Increase/(decrease) in accounts payable	(41,257)	(405,608)
Increase/(decrease) in income tax payable	97,431	(43,641)
Increase/(decrease) in estimated services and warranties	(240,000)	(690,000)
Increase/(decrease) in accrued expenses	(469,681)	(593,240)
Increase/(decrease) in deferred tax liability	(35,656)	(588,258)

CASH FLOW (USED) IN OPERATING ACTIVITIES	$(2,074,765)	$(446,636)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(25,155)	—
Proceeds from sale of property, plant and equipment	6,889	71,032
Purchases of available-for-sale securities	(1,553,045)	(2,977,050)
Sales of available-for-sale securities	757,200	5,235,650

CASH FLOW (USED) IN/PROVIDED BY INVESTING ACTIVITIES	$(814,111)	$2,329,632

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(95,336)	(81,009)
Proceeds (repayment) of notes payable, net	2,725,000	—
Warrant redemption	(44,802)	—
Increase/(decrease) in treasury stock	(100,024)	—
Payment of distributions under earnout provision	(2,000,000)	—

CASH FLOW (USED) IN/PROVIDED BY FINANCING ACTIVITIES	$484,838	$(81,009)

NET (DECREASE)/INCREASE IN CASH	$(2,404,038)	$1,801,987
CASH, Beginning	$6,131,266	$4,329,279

CASH, Ending	$3,727,228	$6,131,266

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$183,266	$130,275

Taxes	$37,000	$163,304

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of preferred stock for common stock-net	$37,500	$5,233,000

Put liability settlement	$1,291,844	$—

Warrant liability	$—	$635,691

Common stock canceled under earnout agreement	$2,000,000	$—

See notes to consolidated financial statements

Deer Valley Corporation & Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2010 and 2009

NOTE 1—NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Operations—Deer Valley Corporation (“The Company”), through its wholly-owned subsidiaries, Deer Valley Homebuilders, Inc. (“DVH”), an Alabama corporation and Deer Valley Financial Corp (“DVFC”) a Florida corporation designs, manufactures and provides dealer inventory-secured financing for the Company’s homes. The Company manufactures its factory-built homes at its principal manufacturing plant located in Guin, Alabama and the Company owns a separate idled manufacturing plant in Sulligent, Alabama. The Company’s homes are marketed in 14 states through a network of independent dealers, builders, developers and government agencies located primarily in the southeastern and south central regions of the United States. Short-term inventory-secured loan financing is offered to qualified retail dealers and developers, through DVFC, a wholly owned subsidiary created in the fourth quarter 2009. The Company relies upon a team of regional sales directors and independent dealers to market the factory-built homes in retail locations.

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications—To maintain consistency and comparability, certain reclassifications have been made related to the prior year period to conform to the current period presentation. These reclassifications had no effect on previously reported income, net earnings or stockholders’ equity.

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

The Company maintains its cash balances in two different financial institutions. At December 31, 2010 these balances totaled $3,727,228. The balances are insured by the Federal Deposit Insurance Corporation up to $250,000.

Investments—Short-term investments are comprised of Variable Rate Demand Bonds (“VRDB’s”). In accordance with FASB Topic ASC 320, Investments-Debt and Equity Securities, based on our ability to market and sell these instruments and our intent to not hold such instruments until maturity, we classify such variable rate demand bonds as available-for-sale, and carry them at their fair value. VRDB’s are similar to short-term debt instruments because their interest rates are reset periodically. Investments in these securities can be sold for cash on the auction date. We classify VRDB’s as short-term or long-term investments based on the reset dates.

During the fourth quarter of 2010, we reclassified VRDB’s from cash and cash equivalents to short-term investments for all periods presented. The fair value of the securities reclassified was $3,168,445 and $2,372,600 at December 31, 2010 and December 31, 2009, respectively. These reclassifications had no effect on previously reported income, net earnings or stockholders’ equity.

Accounts Receivable—Accounts receivable represent balances due from dealers. Credit risk associated with balances due from dealers is evaluated by management relative to financial condition and past payment experience. As a result of management’s reviews reserves for uncollectible amounts have been recorded in the accompanying financial statements. For the years ended December 31, 2010 and 2009, reserves for uncollectible accounts are $15,000 and $15,000, respectively.

Inventories—Inventories are stated at the lower of cost (first-in, first-out method) or market. Work-in-process and finished goods inventories include an allocation for labor and overhead costs.

Inventory Finance Notes Receivable—The Company offers inventory-secured financing for its products to qualified retail dealers and developers. Finance contracts require periodic installments of principal and interest over periods of up to 24 months. These notes are secured by the inventory collateral and other security depending on borrower circumstances. See Note 4 for further discussion regarding the Company’s inventory finance notes receivable.

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

Goodwill—The Company tests goodwill for impairment, at least annually, during the fourth quarter and on an interim basis if an event or circumstance indicate that it is more likely than not that an impairment loss has been incurred. Recoverability of goodwill is evaluated using a two-step process. In the first step, the fair value of our reporting unit is compared to its carrying value. If the fair value of our reporting unit exceeds the carrying value of the net assets assigned to a reporting unit, goodwill is considered not impaired and no further testing is required. If the carrying value of the net assets assigned to a reporting unit exceeds the fair value of a reporting unit, the second step of the impairment test is performed in order to determine the implied fair value of a reporting unit’s goodwill. Determining the implied fair value of goodwill requires valuation of a reporting unit’s tangible and intangible assets and liabilities in a manner similar to the allocation of purchase price in a business combination. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, goodwill is deemed impaired and is written down to its fair value. Similar to the review for impairment of other long-lived assets, the resulting fair value determination is significantly impacted by estimates of future sales for the Company’s products, capital needs, economic trends and other factors. See Note 6 for further discussion regarding the Company’s goodwill.

Impairment of Long-Lived Assets—Property and intangible assets are material to our financial statements. Further, these assets are subject to the potential negative effects arising from factors beyond the Company’s control including changing economic conditions. The Company evaluates its tangible and definite-lived intangible assets for impairment annually during our fourth quarter or more frequently in the presence of circumstances or trends that may be indicators of impairment. The evaluation is a two step process. The first step is to compare our undiscounted cash flows, as projected over the remaining useful lives of the assets, to their respective carrying values. In the event that the carrying values are not recovered by future undiscounted cash flows, as a second step, the Company compares the carrying values to the related fair values and, if lower, record an impairment adjustment. For purposes of fair value, the Company generally uses replacement costs for tangible fixed assets and discounted cash flows, using risk-adjusted discount rates, for intangible assets. These estimates are made by competent employees, using the best available information, under the direct supervision of our management. For tangible property, plant and equipment, there have been no changes in assumptions or methodologies the year ended December 31, 2010 as compared to December 31, 2009. The Company did not have definite-lived intangible assets at December 31, 2010 and December 31, 2009.

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

Income Taxes—Income taxes are accounted for using the liability method of accounting. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax basis, using currently enacted tax rates. The effect on deferred assets and liabilities of a change in tax rates is recognized in income in the period when the change is enacted. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Dealer Incentive Programs—The Company provides rebates to dealers based upon a predetermined formula applied to the volume of homes sold to the dealer during the year. These rebates are recorded at the time the dealer sales are consummated and are recorded as a reduction of revenue.

Advertising Costs—Advertising costs are charged to operations when incurred and are included in operating expenses. Advertising costs for the periods ending December 31, 2010 and 2009 were $74,115 and $49,595, respectively.

Concentration of Sales to Certain Customers—During 2010, the Company did not have sales to any one customer of greater than 10% of total revenue. During 2009, the Company had sales to one customer of approximately 18%. These sales were made through the Company’s network of independent distributors.

Derivative Financial Instruments—Upon the adoption of FASB ASC guidance on Topic 815 “Derivatives and Hedging” in “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” on January 1, 2009, certain of our financial instruments with “down-round” protection features are no longer considered indexed to our Company’s stock for purposes of determining whether or not they meet the first part of the scope exception ASC 815-10-15-74. As such, these instruments no longer meet the conditions to obtain equity classification and are required to be carried as derivative liabilities, at fair value, with changes in fair value reflected in our income (loss). See Note 12 Derivative Liabilities of the consolidated financial statements for additional disclosure data.

Fair Value of Financial Instruments—The carrying value of the Company’s cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value because of the short-term nature of these instruments.

Financial instruments—Financial instruments consist of cash, evidence of ownership in an entity, and contracts that both (i) impose on one entity a contractual obligation to deliver cash or another financial instrument to a second entity, or to exchange other financial instruments on potentially unfavorable terms with the second entity, and (ii) conveys to that second entity a contractual right (a) to receive cash or another financial instrument from the first entity, or (b) to exchange other financial instruments on potentially favorable terms with the first entity. Accordingly, our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and derivative financial instruments.

2007 Long Term Incentive Plan—On September 7, 2007, the Company’s Board of Directors ratified the Company’s 2007 Long Term Incentive Plan (the “2007 Incentive Plan”). The 2007 Incentive Plan was effective as of July 1, 2007. A maximum of 1,800,000 shares of common stock has been authorized to be issued under the 2007 Incentive Plan in connection with the grant of awards, subject to adjustment for corporate transactions, including, without limitation, any stock dividend, forward stock split, reverse stock split, merger or recapitalization. Of this amount, no more than 1,000,000 shares of common stock may be issued as incentive stock options.

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

Stock Based Compensation—The Company uses the guidance set forth under FASB topic ASC 718 “Compensation—Stock Compensation” and Staff Accounting Bulletin 107 to measure its share based payments. This guidance considers the historical volatility over a period generally commensurate with the expected or contractual term of the share option.

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

The Company uses a trinomial lattice model granted to determine the fair value of stock options and employee stock purchase plan shares. The determination of the fair value of share-based payment awards on the date of grant using an option-valuation model is affected by the Company’s stock price as well as assumptions regarding a number of complex variables. These variables include the Company’s expected stock price volatility over the term of the awards, projected employee stock option exercise behavior, expected risk-free interest rate and expected dividends. In addition to the minimum level of assumptions, we have incorporated into our model the impact of the post vesting exit rate of 50%. No options were granted during the years ended December 31, 2010 and 2009.

The following table summarizes the activity related to all Company stock options and warrants for the year ended December 31, 2010 and 2009:

	Warrants	Stock Options	Exercise Price Per Share		Weighted Average Exercise Price Per Share
			Warrants	Options	Warrants	Options
Outstanding at December 31, 2008	22,731,704	700,000	$0.75-3.00	—	$1.64	1.12

Granted	—	—	$—	—	$—	$—
Exercised	—	—	$—	—	$—	—
Cancelled or expired	(910,544)	—	$1.50-2.25	—	$—	—

Outstanding at December 31, 2009	21,821,160	700,000	$0.75-3.00	—	$1.64	1.12

Granted	—	—	$—	—	$—	$—
Exercised	—	—	$—	—	$—	—
Cancelled or expired	(17,641,522)	(700,000)	$.75-3.00	—	$—	$1.12

Outstanding at December 31, 2010	4,179,638	—	$1.50-3.00	—	$1.74	$—

Outstanding and exercisable at December 31, 2010	4,179,638	—	$1.50-3.00	—	$1.74	$—

The warrants expire at various dates ranging from August 2011 through August 2013. In February 2010, the Company repurchased and cancelled all of the 700,000 share stock options.

During the fourth quarter of 2010, the Company entered into a securities purchase agreement with certain shareholders to redeem certain common stock purchase warrants exercisable for an aggregate of 17,641,522 shares of common stock. The Company paid an aggregate purchase price of $44,802 to redeem such warrants.

The following table summarizes the common shares indexed to common stock purchase warrants as of September 30, 2010 and after the redemption of the common stock purchase warrants during the three month period ended December 31, 2010:

	Balance September 30, 2010	Redeemed December 31, 2010	Balance December 31, 2010
Class A Warrants (Class A-1 & Class A-2)	10,369,351	8,150,661	2,218,690
Class B Warrants	4,970,824	3,858,337	1,112,487
Class C Warrants	2,000,000	2,000,000	—
Class D Warrants	2,000,000	2,000,000	—
Class F Warrants (Class F-1 & Class F-2)	1,000,000	1,000,000	—
Class BD-2 Warrants	899,162	421,683	477,479
Class BD-3 Warrants	449,581	210,841	238,740
Class BD-4 Warrants	66,121	—	66,121
Class BD-5 Warrants	66,121	—	66,121

Total number of common shares indexed to derivative instruments	21,821,160	17,641,522	4,179,638

Earning (Loss) Per Share—The Company uses the guidance set forth under FASB topic ASC 260, “Earnings Per Share” for calculating the basic and diluted loss per share. Basic income/(loss) per share is computed by dividing net income/(loss) and net income/(loss) attributable to common shareholders by the weighted average number of common shares outstanding. Diluted income/(loss) per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive. Common equivalent shares are excluded from the computation of net loss per share if they would be anti-dilutive.

	For the years ended December 31,
	2010	2009
Net income/( loss) available to common shareholders	$(893,309)	$(4,092,597)

Weighted average shares outstanding:
Basic	17,626,088	15,910,633

Diluted	17,626,088	15,910,663

Income/Loss per share:
Basic	$(0.05)	$(0.26)

Diluted*	$(0.05)	$(0.26)

The Company’s dilutive common stock equivalent shares as of December 31, 2010 and 2009 include all of the Convertible Preferred shares and any incremental shares associated with the Company’s outstanding warrants and stock options.

Securities	Exercise Price	Common Stock Equivalents as of December 31,
		2010	2009
Preferred:

Series A Preferred		286,642	336,667
Series C Preferred		2,246,300	2,246,300
Series E Preferred		1,000,000	1,000,000

Total		3,532,942	3,582,967

Warrants:

Class A Warrants	$1.50	2,218,690	10,369,351
Class B Warrants	$2.25	1,112,487	4,970,824
Class C Warrants	$0.75	—	2,000,000
Class D Warrants	$0.75	—	2,000,000
Class E Warrants	$3.00	—	—
Class F Warrants	$2.25	—	1,000,000
Class BD-2 Warrants	$1.50	477,479	899,162
Class BD-3 Warrants	$2.25	238,740	449,581
Class BD-4 Warrants	$1.50	66,121	66,121
Class BD-5 Warrants	$3.00	66,121	66,121

Total		4,179,638	21,821,160

Stock Options:

7/1/07 Issuance	$1.14	—	350,000
9/7/07 Issuance	$1.09	—	350,000

Total		—	700,000

Total common stock equivalents		7,712,580	26,104,127

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

In July 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which requires entities to provide new disclosures in their financial statements about their financing receivables, including credit risk exposures and the allowance for credit losses on a disaggregated basis. The ASU is effective for public entities for reporting periods ending on or after December 15, 2010 for disclosures of financing receivables as of the end of a reporting period. The disclosures related to activity that occurs during a reporting period are required to be adopted for periods beginning on or after December 15, 2010. The Company adopted the provisions of ASU 2010-20 relating to period-end disclosures as of December 31, 2010.

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

In June 2008, the FASB issued authoritative guidance as required by the “Derivative and Hedging” ASC Topic 815-10-15-74 in Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock,. The objective is to provide guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock and it applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative, for purposes of determining whether that instrument or embedded feature qualifies for the first part of the scope exception. This Issue also applies to any freestanding financial instrument that is potentially settled in an entity’s own stock, regardless of whether the instrument has all the characteristics of a derivative. We currently have warrants that embody terms and conditions that require the reset of their strike prices upon our sale of shares or equity-indexed financial instruments at amounts less than the conversion prices. These features will no longer be treated as “equity” once it becomes effective. Rather, such instruments will require classification as liabilities and measurement at fair value. Early adoption is precluded. This standard required the Company’s warrants outstanding to be fair valued on the adoption date (January 1, 2009) and reclassified to liabilities. See Note 11 Derivative Liabilities of the consolidated financial statements for additional disclosure data.

In March 2008, the FASB issued guidance under ASC 815 “Derivatives and Hedging”. The guidance is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company has provided the required disclosures in the accompanying Notes to Condensed Consolidated Financial Statements. See Note 11 Derivative Liabilities of the consolidated financial statements for additional disclosure data.

NOTE 3. INVENTORY

Inventory consisted of the following components:

	December 31,
	2010	2009
Raw Materials	$523,742	$489,383
Work-in-Process	225,916	200,304
Finished Goods	58,072	48,607

Total Inventory	$807,730	$738,294

NOTE 4. INVENTORY FINANCE NOTES RECEIVABLE AND ALLOWANCE FOR LOAN LOSS

The Company offers inventory-secured financing for its products to a limited number of qualified retail dealers and developers. Finance contracts require periodic installments of principal and interest over periods of up to 24 months. These notes are secured by the inventory collateral and other security depending on borrower circumstances.

Inventory finance notes receivable, net, consists of the following:

	December 31,
	2010	2009
Inventory finance notes receivable—current	$1,675,856	$380,226
Inventory finance notes receivable—long-term	3,027,467	637,514
Allowance for loan loss	(115,000)	—

Total Inventory finance notes receivable	$4,588,323	$1,017,740

With respect to our inventory finance notes receivable, the risk of loss is spread over numerous borrowers. In addition to historical experience, borrower inventory levels and activity are monitored in conjunction with a third-party provider to estimate the potential for loss. We have not experienced any losses to date, however the Company anticipates it will be able to resell any repossessed homes, thereby mitigating loss experience. If a default occurs and collateral is lost, the Company is exposed to loss of the full value of the note receivable. The Company recorded an allowance for loan loss of $115,000 and $0 at December 31, 2010 and 2009, respectively. The following table represents changes in the estimated allowance for loan losses:

	December 31,
	2010	2009
Balance at beginning of period	$—	$—
Provision for credit losses	115,000	—
Loans charged off, net of recoveries	—	—

Balance at end of period	$115,000	$—

NOTE 5—PROPERTY, PLANT, AND EQUIPMENT

Property, Plant and Equipment consisted of the following:

	December 31,
Category	2010	2009
Land and improvements	$423,244	$423,244
Buildings	1,919,554	1,919,554
Machinery and equipment	1,150,871	1,143,301
Furniture and fixtures	216,284	210,889

	3,709,953	3,696,988
Accumulated depreciation	(1,246,802)	(992,486)

Total Property, Plant, and Equipment	$2,463,151	$2,704,502

Depreciation expense amounted to $259,617 and $275,680 for the years ended December 31, 2010 and 2009, respectively.

NOTE 6—GOODWILL

The Company’s goodwill is compromised of the following:

Total Goodwill as of December 31, 2008	$7,256,917
Earnout for 2009	—
Impairment Charges	(7,256,917)

Total Goodwill as of December 31, 2009	$—
Earnout for 2010	2,000,000
Impairment Charges	(2,000,000)

Total Goodwill as of December 31, 2010	$—

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

As a result of the Company’s impairment analysis, the Company determined that the carrying value of goodwill exceeded its fair value. Accordingly, the Company performed further analysis to determine the implied fair value of the Company’s goodwill. This analysis included a hypothetical valuation of the tangible and intangible assets of the Company as if as if it had been acquired in a business combination. The analysis disclosed that the carrying amount of goodwill exceeds the implied fair value of goodwill. The Company recognized a non-cash goodwill impairment charge of $2,000,000 and $7,256,917 during the year ended December 31, 2010 and 2009, respectively. The Company’s goodwill has been fully impaired, there will not be any additional impairment charges related to the 2006 acquisition of DVH.

NOTE 7—ACCRUED EXPENSES

Accrued expenses consisted of the following:

	December 31,
Category	2010	2009
Accrued dealer incentive program	$266,662	$320,629
Accrued third party billings	425,345	541,321
Accrued compensation	219,197	299,973
Accrued insurance	102,156	95,156
Accrued interest	28,409	40,690
Accrued repurchase commitment	167,300	275,000
Other	81,493	174,858

Total Accrued Expenses	$1,290,562	$1,747,627

NOTE 8—PRODUCT WARRANTIES

The Company provides the retail home buyer a one-year limited warranty covering defects in material or workmanship in home structure, plumbing and electrical systems. The Company estimated warranty costs are accrued at the time of the sale to the dealer following industry standards and historical warranty cost incurred. Periodic adjustments to the estimated warranty accrual are made as events occur which indicate changes are necessary. As of December 31, 2010 and 2009, the Company has provided a liability of $1,290,000 and $1,530,000, respectively for estimated warranty costs relating to homes sold, based upon management’s assessment of historical experience factors and current industry trends.

Management reviews its warranty requirements at the close of each reporting period and adjusts the reserves accordingly. The following tabular presentation reflects activity in warranty reserves during the periods presented:

	For the years ended December 31,
	2010	2009
Balance at beginning of period	$1,530,000	$2,220,000
Warranty charges	1,870,040	1,592,076
Warranty payments	(2,110,040)	(2,282,076)

Balance at end of period	$1,290,000	$1,530,000

NOTE 9—ACCRUED EARNOUT PAYABLE

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

As a result of the fair value adjustments, the Company has recognized income (expense) of $32,000 and $(754,000) for years ended December 31, 2010 and 2009, respectively.

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

As a result of the amended earnout agreement, the Company recorded the remaining liability of $2,000,000 due to the Former owners under the Earnout Agreement. The Company agreed to repurchase the 2,000,000 shares held in escrow for the former owners for $700,000. The earnout liability of $2,000,000 was paid to the former shareholders on December 8, 2010.

NOTE 10—REVOLVING CREDIT LOANS

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

On October 14, 2009, Deer Valley entered into Revolving Credit Loan and Security Agreement with Fifth Third Bank, which provides for a revolving line of credit in an amount not to exceed Seven Million Five Hundred Thousand Dollars (the “$7,500,000 Facility”). The $7,500,000 Facility is evidenced by a revolving credit note and secured by accounts receivable, inventory, equipment and all other tangible and intangible personal property of Deer Valley. The purpose of the $7,500,000 Facility is to provide display model financing for dealers of the products produced by DVH. This financing will be provided through DVC’s new subsidiary DVFC and administration of individual dealer loans will initially be handled by a third party administrator. The $7,500,000 Facility has a two year term and has a variable interest rate at 4.00% above LIBOR or 4.38% at December 31, 2010. An event of default such as non-payment of amounts when due under the loan agreement or a breach of a covenant may accelerate the maturity date of the facility. The facility provides for conditions to be met prior to each advance, including financial ratios. As of December 31, 2010, the Company had an outstanding balance of $2,400,000 under the revolving credit loan.

On October 14, 2009, Deer Valley entered into Revolving Credit Loan and Security Agreement with Fifth Third Bank, which provides for a revolving line of credit in an amount not to exceed Five Million Dollars (the “$5,000,000 Facility”). The $5,000,000 Facility is evidenced by a revolving credit note and secured by accounts receivable, inventory, equipment and all other tangible and intangible personal property of Deer Valley. The $5,000,000 Facility is to be utilized for short term working capital financing, letters of credit and as a bridge loan on financing the sale of retail units by DVH. Said financing will be provided through DVC’s new subsidiary DVFC, and administration of individual dealer loans will initially be handled by a third party administrator. The $5,000,000 Facility has a two year term and has a variable interest rate at 2.50% above LIBOR or 2.88% at December 31, 2010. An event of default such as non-payment of amounts when due under the loan agreement or a breach of a covenant may accelerate the maturity date of the facility. The facility provides for conditions to be met prior to each advance, including financial ratios. As of December 31, 2010, the Company had an outstanding balance of $325,000 under the revolving credit loan.

The amount available under the revolving credit loans is equal to the lesser of $12,500,000 or an amount based on defined percentages of accounts receivable and inventories reduced by any outstanding letters of credit. At December 31, 2010, $3,240,872 was available under the revolving credit loans after deducting letters of credit of $375,000.

In addition to the revolving line of credit described in the preceding paragraph, DVH, during its normal course of business, is required to issue irrevocable standby letters of credit in the favor of independent third party beneficiaries to cover obligations under repurchase agreements. As of December 31, 2010, no amounts had been drawn on the above irrevocable letters of credit by the beneficiaries.

NOTE 11—LONG-TERM DEBT

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

Long-term debt of the Company was as follows:

	December 31,
	2010	2009
Note payable to Fifth Third Bank, payable in monthly installments of $10,000 including interest at Libor plus 2.25%, maturing on June 1, 2011, secured by all assets of the Company.	$1,624,088	$1,719,424
Less: Current portion of long-term debt	(1,624,088)	(95,336)

Total long-term debt, net of current portion	$—	$1,624,088

Total interest costs for the years ended December 31, 2010 and 2009, amounted to $134,793 and $142,861, respectively, as reflected on the face of the accompanying statement of income.

At December 31, 2010, principal repayment requirements on long-term debt were as follows:

For year ended December 31,	Amount
2011	$1,624,088

Total repayments on long-term debt	$1,624,088

NOTE 12—DERIVATIVE LIABILITIES

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

The following is a list of the common shares indexed to derivative financial instruments as of December 31, 2010 and December 31, 2009, and other salient terms:

	Exercise Price	December 31, 2010 Common shares indexed	December 31, 2009 Common shares indexed
Class A Warrants (Class A-1 & Class A-2)	$1.50	2,218,690	10,369,351
Class B Warrants	$2.25	1,112,487	4,970,824
Class C Warrants	$0.75	—	2,000,000
Class D Warrants	$0.75	—	2,000,000
Class F Warrants (Class F-1 & Class F-2)	$2.25	—	1,000,000
Class BD-2 Warrants	$1.50	477,479	899,162
Class BD-3 Warrants	$2.25	238,740	449,581
Class BD-4 Warrants	$1.50	66,121	66,121
Class BD-5 Warrants	$3.00	66,121	66,121

Total number of common shares indexed to derivative instruments		4,179,638	21,821,160

During the year ended December 31, 2010, we redeemed certain Common Stock Purchase Warrants exercisable for an aggregate of 17,641,522 shares of our common stock. We paid to the sellers a total purchase price of $44,800 to redeem such warrants with a fair value of approximately $375,500 resulting in a gain on extinguishment of $330,700.

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

The following tables summarize the components of derivative liabilities as of December 31, 2010 and 2009 and activity in our derivative liability balances during the year:

	December 31, 2009	Derivative (gains)/ losses	Repurchases	December 31, 2010
Class A Warrants (Class A-1 & Class A-2)	$92,201	$129,579	$(83,689)	$138,091
Class B Warrants	42,749	346,939	(163,328)	226,360
Class C Warrants	45,400	(35,000)	(10,400)	—
Class D Warrants	65,800	48,600	(114,400)	—
Class F Warrants (Class F-1 & Class F-2)	5,950	(2,675)	—	—
Class BD-2 Warrants	7,913	33,559	(3,275)	41,092
Class BD-3 Warrants	1,978	7,460	(380)	9,396
Class BD-4 Warrants	582	2,440	(42)	3,022
Class BD-5 Warrants	172	549	—	721

Fair values	$262,745	$531,451	$(375,514)	$418,682

Significant assumptions (or ranges):
Trading market values(1)	$0.37			$0.72
Term (years)	1.61 – 3.61			0.61 – 2.61
Volatility(1)	65.44% – 91.90%			89.38% – 111.12%
Risk-free rate(2)	1.14% – 1.70%			0.19% – 1.05%

Fair value hierarchy:

(1)	Level 1 inputs are quoted prices in active markets for identical assets and liabilities, or derived there from. Our trading market values and the volatilities that are calculated thereupon are level 1 inputs.
(2)	Level 2 inputs are inputs other than quoted prices that are observable. We use the current published yields for zero-coupon US Treasury Securities, with terms nearest the remaining term of the warrants for our risk free rate.
(3)	Level 3 inputs are unobservable inputs. Inputs for which any parts are level 3 inputs are classified as level 3 in their entirety. The remaining term used equals the remaining contractual term as our best estimate of the expected term.

ASC 820-10-55-62 Fair Value Measurements and Disclosures (pre Codification FAS No. 157 Fair Value Measurements) provides that for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period, a reconciliation is required of the beginning and ending balances. The reconciliation of our derivative liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of December 31, 2010 is as follows:

Warrant Derivative
Beginning balance, December 31, 2009	$262,745
Total gains or (losses) included in earnings	531,451
Issuances	—
Repurchases	(375,514)

Ending balance, December 31, 2010	$418,682

The following tables summarize the effects on our expense (income) associated with changes in the fair values of our derivative financial instruments:

	Year ended December 31, 2010	Year ended December 31, 2009
Class A Warrants (Class A-1 & Class A-2)	$129,579	$(51,107)
Class B Warrants	346,939	(100,908)
Class C Warrants	(35,000)	(68,000)
Class D Warrants	48,600	(141,200)
Class F Warrants (Class F-1 & Class F-2)	(2,675)	(5,250)
Class BD-2 Warrants	33,559	(4,406)
Class BD-3 Warrants	7,460	(1,619)
Class BD-4 Warrants	2,440	(324)
Class BD-5 Warrants	549	(132)

	$531,451	$(372,946)

NOTE 13—INCOME TAXES

The income tax provision (benefit) consists of the following:

Income Taxes:

The components of the provision for income taxes are as follows:

	2010	2009
Current taxes	$135,270	$78,764
Deferred taxes	108,687	(2,351,025)

Provision for income taxes	$243,957	$(2,272,261)

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

	2010		2009
	Amount	Impact on Rate	Amount	Impact on Rate
Income tax at federal rate	$(220,780)	34.00%	$(2,164,052)	34.00%
State tax, net of Federal effect	(27,442)	4.23%	(268,979)	4.23%
Permanent Differences:

Basis adjustment for energy credit	—	0.00%	—	0.00%
Meals & Entertainment	23,721	-3.65%	8,218	-0.13%
Officers Life Insurance	1,337	-0.21%	1,935	-0.03%
Gain on extinguishment	(126,418)	19.47%	—	0.00%
Derivative expense	190,920	-29.40%	145,662	-2.29%
Domestic Production Deduction	—	0.00%	4,921	-0.08%

Total Permanent Differences	89,560	-13.79%	160,736	-2.53%

Deferred Tax Valuation Allowance	402,617	-62.00%	0	0.00%
True Up to Tax Return—Deferred Assets	1	0.00%	34	0.00%

Total Provision	$243,956	-37.56%	$(2,272,261)	35.70%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income taxes are as follows:

	2010	2009
Current Deferred Tax Assets:
Warranty Reserve	$493,115	$584,858
Repurchase Reserve	63,952	105,122
Loan Loss Reserve	43,960	—
Allowance for Doubtful Accounts	1,911	1,910
Accrued Legal Fees	19,114	28,670

Total Current Deferred Tax Asset	622,052	720,560

Non-Current Deferred Tax Assets:
Share based compensation	—	45,834
Goodwill Impairment	2,437,550	2,034,933
Valuation Allowance	(402,617)	—
Rounding	(2)	—

Total Non-Current Deferred Tax Assets	2,034,931	2,080,767

Non-Current Deferred Tax Liability:
Accelerated Depreciation	(87,687)	(123,343)
Goodwill	—	—
Sale of Assets	(341)	(341)

Total Non-Current Deferred Tax Liability	(88,028)	(123,684)

Total Deferred Tax Assets (Net)	$2,568,955	$2,677,643

The estimated Tax Credit for the State of Alabama for December 31, 2010 and 2009 of 0 and 0, is estimated based on the annual capital credit available for qualifying projects within the state of Alabama and is determined by multiplying the total actual project costs by 5% and is limited to Alabama income tax liability attributable to income generated by or arising out of the qualifying project. Any remainder of unused capital credit available cannot be carried forward or back.

NOTE 14—COMMITMENTS AND CONTINGENCIES

Litigation—The Company in the normal course of business is subject to claims and litigation. Management of the Company is of the opinion that, based on information available, such legal matters will not ultimately have a material adverse effect on the financial position or results of operation of the Company.

Reserve for Repurchase Commitments—DVH is contingently liable under the terms of repurchase agreements with financial institutions providing inventory financing for retailers of DVH’s products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The risk of loss under these agreements is spread over numerous retailers. The price DVH is obligated to pay generally declines over the period of the agreement (typically 18 to 24 months) and the risk of loss is further reduced by the sale value of repurchased homes. The maximum amount for which the Company is contingently liable under repurchase agreements is approximately $3,650,000 at December 31, 2010. As of December 31, 2010 the Company reserved $167,300 for future repurchase losses, based on prior experience and an evaluation of dealers’ financial conditions. DVH to date has not experienced significant losses under these agreements, and management does not expect any future losses to have a material effect on the accompanying financial statements.

NOTE 15. EQUITY TRANSACTIONS

Series A Convertible Preferred Stock—During the years ended December 31, 2010 and 2009, certain of the Company’s shareholders converted 3,750 and 523,300 shares of Series A Preferred stock, stated value $37,500 and $5,233,000, into 50,000 and 6,977,335 shares of the Company’s common stock.

Common Stock Dividends—There were no dividends paid during the years ended December 31, 2010 and 2009.

NOTE 16—RELATED PARTY

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

On February 5, 2010, the Company entered into a second amendment to the Earnout Agreement dated January 18, 2006 (the “Second Earnout Amendment”). The Founders agreed to extend the term of their Employment Agreements and Non-Compete Agreements for two additional years upon substantially the same terms and conditions, in exchange for the Company repurchasing the 2,000,000 shares currently in escrow at a price of $.35 per share, and agreeing to exercise the existing option to pay the Price Guarantee differential, in cash, in lieu of shares. The Company reassessed the classification of the contract and determined that the contract should be reclassified from equity to a liability. The contract was reclassified as of February 5, 2010 the date of the Second Earnout Amendment in the amount of $2,000,000. A discussion of the terms of the Earnout Amendment can be found at Note 8- Accrued Earnout Payable.

NOTE 17—SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the Company’s unaudited quarterly results of operations for the periods ended December 31, 2010 and 2009.

	For the three month periods ended December 31,
	2010	2009
	(unaudited)	(unaudited)
REVENUE	$5,518,439	$8,088,967

COST OF REVENUE	4,304,749	6,410,181

GROSS PROFIT	1,213,690	1,678,786

OPERATING EXPENSES:
Depreciation	4,996	6,154
Selling, general and administrative	778,943	892,627
Goodwill Impairment Charge	—	7,256,917

TOTAL OPERATING EXPENSES	783,939	8,155,698

OPERATING INCOME	429,751	(6,476,912)

OTHER INCOME (EXPENSES)
Derivative income	(538,529)	98,899
Gain on extinguishment	330,712	—
Interest income	6,841	13,255
Interest expense	(54,394)	(35,964)

TOTAL OTHER INCOME/(EXPENSES)	(255,370)	76,190

INCOME BEFORE INCOME TAXES	174,381	(6,400,722)

INCOME TAX (EXPENSE)/BENEFIT	(58,769)	2,527,334

NET INCOME	$115,612	$(3,873,388)
Dividends to preferred stockholders	—	—
Deemed dividend to preferred stockholders on beneficial conversion feature	—	—

Net Income Available to Common Shareholders	$115,612	$(3,873,388)

Net Income/(Loss) Per Share (Basic)	$0.01	$(0.24)
Net Income/(Loss) Per Share (Fully Diluted)	$0.01	$(0.24)

Weighted Average Common Shares Outstanding	17,626,088	15,910,663
Weighted Average Common and Common Equivalent Shares Outstanding	17,626,088	15,910,663

NOTE 18—SEGMENT INFORMATION

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

	December 31, 2010		December 31, 2009
Revenues from external customers
Factory-built housing	$28,868,755		$27,601,642
Financial Services	259,138		3,673

Total Revenues	$29,127,893		$27,605,315

Income (loss) from operations
Factory-built housing	$207,539	(1)	$(5,365,497	)(2)
Financial services	65,716		(17,767)
General corporate expenses	(586,225)		(557,736)

Total Income (loss) from operations	$(312,970)		$(5,941,000)

Derivative income (expense)	$(499,451)		$(381,054)
Gain on extinguishment	$330,712		$—
Other income (expense)	$—		$201
Interest income	22,617		99,856
Interest expense	(190,260)		(142,861)

	$(336,382)		$(423,858)
Income (loss) before income taxes	$(649,352	)(1)	$(6,364,858	)(2)

Identifiable assets
Factory-built housing	$13,416,204		$14,993,230
Financial Services	4,733,272		1,982,983
Other	96,384		198,542

	$18,245,860		$17,174,755

(1)	Includes $2,000,000 goodwill impairment charge
(2)	Includes $7,256,917 goodwill impairment charge

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting. Under the supervision and with the participation of our management, including our chief executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using framework similar to criteria referenced in the initial steps of the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

* We do not have an audit committee or an independent audit committee financial expert. While not being legally obligated to have an audit committee or independent audit committee financial expert, it is the managements view that to have audit committee, comprised of independent board members, and an independent audit committee financial expert is an important entity-level control over the Company's financial statements. Currently, the Board does not have sufficient independent directors to form such an audit committee. Also, the Board of Directors does not have an independent director with sufficient financial expertise to serve as an independent financial expert.

* Due to the complex nature of recording derivatives and similar financial instruments, we noted a need for increased coordination and review of techniques and assumptions used in recording derivatives to ensure accounting in conformity with generally accepted accounting principles.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report.

Remediation Efforts to Address Deficiencies in Internal Control Over Financial Reporting

As a result of the findings from the investigation and a company-led accounting review, management intends to take practical, cost-effective steps in implementing internal controls, including the following remedial measures:

* Interviewing and potentially hiring outside consultants that are experts in designing internal controls over financial reporting based on criteria established in Internal Control-Integrated Framework issued by COSO.

* The Company has hired an outside consultant to assist with controls over the review and application of derivatives to ensure accounting in conformity with generally accepted accounting principles.

* Board to review and make recommendations to shareholders concerning the composition of the Board of Directors, with particular focus on issues of independence. The Board of Directors to consider nominating an audit committee and audit committee financial expert, which may or may not consist of independent members.

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

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2010, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

As of March 1, 2011, the directors and executive officers of the Company, their ages, positions, the dates of initial election or appointment as directors or executive officers, and the expiration of their terms are as set forth in the following table.

Name of Director / Executive Officer	Age	Position(s)	Period Served
Charles G. Masters	71	President and Chief Executive Officer of Deer Valley	January 18, 2006 to Present

		Class II Director of Deer Valley Corporation	January 18, 2006 to Present (term expires at next meeting of shareholders)

		President and Member of Board of Directors of DVFC	August 18, 2009 to Present

Joel Stephen Logan, II	42	President and General Manager of DVH	September 22, 2006 to Present

		Class II Director of Deer Valley Corporation	September 22, 2006 to Present (term expires at next meeting of shareholders)

		Member of the Board of Directors of DVH	September 22, 2006 to Present (term expires at next meeting of shareholders)

		Vice President and Member of Board of Directors of DVFC	August 18, 2009 to Present

Charles L. Murphree, Jr.	49	Vice President and Regional Sales Director of DVH	September 22, 2006 to Present

		Class I Director of Deer Valley Corporation	September 22, 2006 to Present (term expires at next meeting of shareholders)

		Member of the Board of Directors of DVH	September 22, 2006 to Present (term expires at next meeting of shareholders)

		Member of Board of Directors of DVFC	August 18, 2009 to Present

John Steven Lawler	42	Chief Financial Officer, Secretary and Treasurer of DVH	September 22, 2006 to Present

		Class III Director of Deer Valley Corporation	September 22, 2006 to Present (term expires at next meeting of shareholders)

		Member of the Board of Directors of DVH	September 22, 2006 to Present (term expires at next meeting of shareholders)

		Chief Financial Officer and Executive Vice President of Deer Valley Corporation	January 27, 2009 to Present

		Secretary, Treasurer and Member of Board of Directors of DVFC	August 18, 2009 to Present

John N. Giordano	53	Class III Director of Deer Valley Corporation	July 27, 2006 to Present (term expires at next meeting of shareholders)

Shadron Stastney	42	Class I Director of Deer Valley Corporation	November 5, 2010 to Present (term expires at next meeting of shareholders)

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

John N. Giordano, Director of Deer Valley Corporation. For the past five years Mr. Giordano has served as Chair of the Business, Tax and Corporate Finance Practice Group at Bush Ross, P.A., a Tampa, Florida law firm. He is regularly involved in complex business-related transactions, has extensive experience in a broad range of areas, including federal and state securities law, corporate finance, mergers, acquisitions, and tax law, and has acted as general corporate counsel for numerous Florida-based public and private corporations. Mr. Giordano attended the University of Florida, where he received a B.S., a J.D., and an L.L.M. in taxation.

Shadron Stastney, Director of Deer Valley Corporation. Mr. Stastney is a founding partner of Vicis Capital LLC. He graduated from the University of North Dakota in 1990 with a B.A. in Political Theory and History, and from Yale Law School in 1994 with a J.D. focusing on corporate and tax law. From 1994 to 1997, he worked as an associate at Cravath, Swaine and Moore in New York, where he worked in the tax group and in the corporate group, focusing on derivatives. In 1997, he joined CSFB’s then-combined convertible/equity derivative origination desk. From 1998 through 2001, he worked in CSFB’s corporate equity derivatives origination group, eventually becoming a Director and Head of the Hedging and Monetization Group, a joint venture between derivatives and equity capital markets. In 2001, he jointly founded Victus Capital Management, LP, and in 2004, he jointly founded Vicis Capital LLC.

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

To the best of our knowledge, during the past ten years, none of our directors or executive officers were involved in any of the following: (1) any bankruptcy petition filed by or against any property or business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending, or otherwise limiting his involvement in any type of business, securities or banking activities; or (4) being found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Name of Filer	Title	# of Late Reports	# of Transactions not timely reported	# of Failure to File
Hans Beyer	Former Director	1	1	0
John N. Giordano	Director	1	1	0
Dale Phillips	Former Director	1	1	0
Charles G. Masters	Officer/Director	1	1	0
Joel Stephen Logan, II	Officer/Director	2	2	0
Charles L. Murphree, Jr	Officer/Director	2	2	0
John Steven Lawler	Officer/Director	2	2	0

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

Summary of Executive Compensation

The following table sets forth information regarding the compensation earned by our Chief Executive Officer and each of our most highly compensated executive officers whose total compensation exceeded $100,000 for the fiscal year ended December 31, 2010 with respect to services rendered by such persons.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary		Bonus		Stock Awards	Option Awards		Non-Equity Incentive Plan Compensation			Non-qualified deferred compensation earnings	All Other Compensation			Total
Charles G. Masters(1)	2010 2009	$ $	150,000 150,000		— —	— —	$ $	— —		— —		— —	$ $	10,100 10,000	(12) (12)	$ $	160,100 160,000
Joel Stephen Logan, II(2)	2010 2009	$ $	52,000 52,000	$ $	205 —	— —	$ $	— —	$ $	168,785 152,564	(5) (6)	— —	$ $	11,025 15,067	(11) (11)	$ $	232,015 219,631
Charles L. Murphree, Jr.(3)	2010 2009	$ $	52,000 52,000	$ $	205 —	— —	$ $	— —	$ $	85,315 77,668	(7) (8)	— —	$ $	16,140 15,067	(11) (11)	$ $	153,660 144,735
John Steven Lawler(4)	2010 2009	$ $	52,000 52,000	$ $	205 —	— —	$ $	— —	$ $	81,688 74,057	(9) (10)	— —	$ $	10,100 10,000	(12) (12)	$ $	143,993 136,057

(1)	On January 18, 2006, Mr. Masters was elected to serve as a Director, Chief Executive Officer, and President of the Company. Mr. Masters’ salary was $150,000 per year in 2010 and 2009.
(2)	Mr. Logan is a Director of the Company and President and General Manager of Deer Valley Homebuilders, Inc., a material operating subsidiary of the Company acquired on January 18, 2006. Mr. Logan’s 2010 bonus of $205 is a Christmas bonus paid to each employee of Deer Valley Homebuilders, Inc.
(3)	Mr. Murphree is Director of the Company and Vice President and Regional Sales Director of Deer Valley Homebuilders, Inc, a material operating subsidiary of the Company acquired on January 18, 2006. Mr. Murphree’s 2010 bonus of $205 is a Christmas bonus paid to each employee of Deer Valley Homebuilders, Inc.

(4)	Mr. Lawler is Director, Chief Financial Officer and Executive Vice President of the Company and Chief Financial Officer of Deer Valley Homebuilders, Inc, a material operating subsidiary of the Company acquired on January 18, 2006. Mr. Lawler’s 2010 bonus of $205 is a Christmas bonus paid to each employee of Deer Valley Homebuilders, Inc.
(5)	Non-equity incentive plan compensation consisted of “hitch” bonuses and profit-sharing arrangements described in “Employment Agreements with Named Executive Officers” below. Amount reflects accruals in fiscal year 2010, including a “hitch” bonus of $1,320 and profit-sharing of $33,965 accrued but unpaid in 2010. In 2010, Mr. Logan was paid $58,680 as a “hitch bonus,” which includes $3,540 accrued but unpaid in 2009, and $131,428 in profit-sharing, which includes $53,068 accrued but unpaid in 2009.
(6)	Non-equity incentive plan compensation consisted of “hitch” bonuses and profit-sharing arrangements described in “Employment Agreements with Named Executive Officers” below. Amount reflects accruals in fiscal year 2009, including a “hitch” bonus of $3,540 and profit-sharing of $53,068 accrued but unpaid in 2009. In 2009 Mr. Logan was paid $54,000 as a “hitch bonus,” which includes $4,740 accrued but unpaid in 2008, and $86,397 in profit-sharing, which includes $39,801 accrued but unpaid in 2008.
(7)	Non-equity incentive plan compensation consisted of “hitch” bonuses and profit-sharing arrangements described in “Employment Agreements with Named Executive Officers” below. Amount reflects accruals in fiscal year 2010, including a “hitch” bonus of $1,567 and profit-sharing of $16,314 accrued but unpaid in 2010. In 2010, Mr. Murphree was paid $33,429 as a “hitch bonus,” which includes $3,633 accrued but unpaid in 2009, and $63,128 in profit-sharing, which includes $25,490 accrued but unpaid in 2009.
(8)	Non-equity incentive plan compensation consisted of “hitch” bonuses and profit-sharing arrangements described in “Employment Agreements with Named Executive Officers” below. Amount reflects accruals in fiscal year 2009, including a “hitch” bonus of $3,633 and profit-sharing of $25,490 accrued but unpaid in 2009. In 2009, Mr. Murphree was paid $28,996 as a “hitch bonus,” which includes $2,833 accrued but unpaid in 2008, and $41,499 in profit-sharing, which includes $19,117 accrued but unpaid in 2008.
(9)	Non-equity incentive plan compensation consisted of “hitch” bonuses and profit-sharing arrangements described in “Employment Agreements with Named Executive Officers” below. Amount reflects accruals in fiscal year 2010, including a “hitch” bonus of $770 and profit-sharing of $14,742 accrued but unpaid in 2010. In 2010, Mr. Lawler was paid $34,230 as a “hitch bonus,” which includes $2,065 accrued but unpaid in 2009, and $34,230 in profit-sharing, which includes $23,033 accrued but unpaid in 2009.
(10)	Non-equity incentive plan compensation consisted of “hitch” bonuses and profit-sharing arrangements described in “Employment Agreements with Named Executive Officers” below. Amount reflects accruals in fiscal year 2009, including a “hitch” bonus of $2065 and profit-sharing of $23,033 accrued but unpaid in 2009. In 2009, Mr. Lawler was paid $31,500 as a “hitch bonus,” which includes $2,765 accrued but unpaid in 2008, and $37,499 in profit-sharing, which includes $17,275 accrued but unpaid in 2008.
(11)	Amount relates to health insurance premiums and director fees in the respective fiscal year.
(12)	Amount relates to director fees in the respective fiscal year.

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

On January 18, 2006, DVH entered into a seven year employment agreement with Charles L. Murphree, Jr. Under the terms of Mr. Murphree’s Employment Agreement, Mr. Murphree is (a) entitled to receive a fixed annual salary of $52,000, (b) entitled to receive a monthly “hitch bonus” of $33.33 per “floor” produced by DVH, (c) is eligible to participate and receive 2.2% of the net income before taxes of DVH, and (d) entitled to receive health benefits and coverage, as provided by DVH. On February 26, 2010, DVH and Mr. Murphree extended the expiration date of the employment agreement and the non-compete period from January 18, 2011 to January 18, 2013.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Option Awards					Stock Awards
Name of Executive Officer	Number of Exercisable Securities Underlying Unexercised Options	Number of Unexercisable Securities Underlying Unexercised Options	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares of Stock That Have Not Vested	Market Value of Shares of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares That Have Not Vested
—	—	—	—	—	—	—	—	—	—

In February 2010, the Company’s Board of Directors approved the repurchase and cancellation of the entire class of the director options held by each member of the Board of Directors. The repurchase of all outstanding options was accomplished for the nominal sum of $700.00.

Compensation of Directors

The following table sets forth information concerning compensation of the directors who are not included in the Summary Compensation Table or the Outstanding Equity Awards at Fiscal Year-End table above for the fiscal year ended December 31, 2010 with respect to services rendered by such persons.

DIRECTOR COMPENSATION

Name	Year	Fees Earned or Paid in Cash		Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Hans Beyer (Former Director)	2010 2009	$ $	20,100 10,000	— —	— —	— —	— —	— —	$ $	20,100 10,000
John N. Giordano	2010 2009	$ $	10,100 10,000	— —	— —	— —	— —	— —	$ $	10,100 10,000
Dale Phillips (Former Director)	2010 2009	$ $	20,100 10,000	— —	— —	— —	— —	— —	$ $	20,100 10,000

In addition, the Company reimburses directors for their reasonable expenses for attending Board and Board Committee meetings.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

See “Securities Authorized For Issuance Under Equity Compensation Plans” and Equity Compensation Plan Information table under Item 5 concerning the authorization and issuance of securities of the Company under an equity compensation plan.

Security Ownership of Certain Beneficial Owners and Management

The table below sets forth information with respect to the beneficial ownership of our capital stock as of March 1, 2010 for (i) any person whom we know to be the beneficial owner of more than 5% of our outstanding common stock (ii) each of our directors or those nominated to be directors, and executive officers and (iii) all of our directors and executive officers as a group.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Title of Class(1)	Name and Address of Beneficial Owner(2)	Amount and Nature of Beneficial Ownership	Percent of Class(3)
Common Stock; Common Stock issuable upon conversion of derivative securities	Charles G. Masters, Member of the Board of Directors of Deer Valley Corporation, Chief Executive Officer and President of the Deer Valley Corporation(4)	16,978,415 Direct/ Indirect (4)	81.05%

Common Stock	Joel Stephen Logan, II, Member of the Board of Directors of Deer Valley Corporation and of DVH, President and General Manager of DVH	216,328 Direct Ownership	1.04%

Common Stock	Charles L. Murphree, Jr., Member of the Board of Directors of Deer Valley Corporation and of DVH, Vice President and Regional Sales Director of DVH	144,353 Direct Ownership	*

Title of Class(1)	Name and Address of Beneficial Owner(2)	Amount and Nature of Beneficial Ownership	Percent of Class(3)
Common Stock

John Steven Lawler,

Member of the Board of Directors of Deer Valley Corporation and of DVH, Chief Financial Officer and Executive Vice President of Deer Valley Corporation and Chief Financial Officer of DVH

		72,178 Direct Ownership	*

Common Stock	John N. Giordano Member of the Board of Directors of Deer Valley Corporation(5)	0	0%

Common Stock	Shadron Stastney Member of the Board of Directors of Deer Valley Corporation(6)	0(6)	0%

Common Stock; Common Stock issuable upon conversion of derivative securities	Vicis Capital Master Fund(6)	16,653,049 Direct Ownership(6)(7)	80.11%

Common Stock and derivative securities convertible into Common Stock	All executive officers and directors as a group (6 persons)	17,411,274	83.12%

*Less than 1%.

(1)	All of the Company’s Series B and D Convertible Preferred Stock automatically converted to common stock on July 24, 2006 and so does not appear here. Our outstanding Series A Convertible Preferred Stock, Series C Convertible Preferred Stock, and Series E Convertible Preferred Stock are not separately reported above because such holders vote on an as-converted basis with common shareholders on all matters save those involving a material alteration to the rights of holders of Series A, C, or E Convertible Preferred Stock. Therefore, it is the Company’s view that ownership of more than 5% of such preferred stock is immaterial for purposes of determining voting control of the Company unless convertible into more than 5% of our common stock.
(2)	Unless otherwise indicated, the mailing address of the shareholder is 205 Carriage St., Guin, Alabama 35563.
(3)	Applicable percentage of ownership is based on 20,785,859, shares of common stock, comprised of the following being issued and outstanding as of March 15, 2011: (i) 17,252,892 shares of common stock (which excludes 246,625 shares of treasury common sock), (ii) 286,667 common shares issuable upon conversion of 21,500 shares of the Company’s Series A Preferred Stock (iii) 2,246,300 common shares issuable upon conversion of 22,463 shares of the Company’s Series C Preferred Stock, and (iv) 1,000,000 shares issuable upon exercise of 1,000,000 shares of the Company’s Series E Preferred Stock. Calculations do not include outstanding warrants or options, or other rights issued by the Company, unless the reporting person is the beneficial owner of the warrant, option, or other right. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting of investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such persons, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise noted, we believe that all shares are beneficially owned and that all persons named in the table have sole voting and investment power with respect to all shares of common stock owned by them.
(4)	Consists of (a) 94,498 common shares directly owned by Charles G. Masters, (b) 69,424 common shares owned by Charles Masters’ spouse, (c) 33,334 common shares issuable upon exercise of the Company’s

Series A Common Stock Purchase Warrant owned by Charles Masters’ spouse, (d) 2,024 common shares issuable upon exercise of another of the Company’s Series A Common Stock Purchase Warrants owned by Charles Masters’ spouse, (e) 16,667 common shares issuable upon exercise of the Company’s Series B Common Stock Purchase Warrant owned by Charles Masters’ spouse, and (f) 109,419 common shares issuable upon exercise of the Company's Series BD Common Stock Purchase Warrants directly owned by Charles G. Masters. In addition, on January 6, 2011, Vicis Capital Master Fund entered into a Securities Option and Right of First Refusal Agreement with Charles G. Masters. Pursuant to such Option Agreement, the Fund granted Mr. Masters an option to purchase from the Fund all, but not less than all, of the following: (i) 13,406,749 shares of the Issuer's Common Stock; (ii) 22,463 shares of the Issuer's Series C Convertible Preferred Stock (convertible into 2,246,300 common shares); and (iii) 1,000,000 shares of the Issuer's Series E Convertible Preferred Stock (convertible into 1,000,000 common shares). The shares subject to the Option Agreement are also referenced in footnote 7 below. Upon the optionee's exercise of the option, the optionee shall pay the Fund a purchase price of $12,000,000. Charles G. Masters disclaims beneficial ownership of securities owned by his spouse, except to the extent of his pecuniary interest therein, and the inclusion of these shares in this filing shall not be deemed an admission of beneficial ownership of all of the reported shares for purposes of Section 16 or for any other purpose. The mailing address for Mr. Masters is 3111 W. Dr. MLK Blvd., Ste 100, Tampa, FL 33607.

(5)	The address for Mr. Giordano is 1801 N. Highland Ave., Tampa, Florida 33602.
(6)	Vicis Capital LLC serves as the investment advisor to Vicis Capital Master Fund, For purposes of Rule 13d-3 under the Securities Exchange Act of 1934, as amended, Vicis Capital LLC may be deemed to beneficially own, but has disclaimed ownership of, all shares owned by Vicis Capital Master Fund. The voting and dispositive power granted to Vicis Capital LLC by Vicis Capital MasterFund may be revoked at any time. Shadron Stastney, a member of Vicis Capital LLC and its chief operating officer, together with John Succo and Sky Lucas, have voting and dispositive control over these securities. No single natural person can exercise voting or investment power with respect to the securities owned by Vicis Capital Master Fund, and investment decisions with respect to these securities are made by a majority of these persons. The address for Vicis Capital Master Fund and Mr. Stastney is 445 Park Avenue, Suite 1901, New York, New York 10022.
(7)	Consists of (a) 13,406,749 common shares, (b) 2,246,300 common shares issuable upon conversion of 22,463 shares of the Company’s Series C Preferred Stock, and (c) 1,000,000 shares issuable upon exercise of 1,000,000 shares of the Company’s Series E Preferred Stock. On January 6, 2011, Vicis Capital Master Fund entered into a Securities Option and Right of First Refusal Agreement with Charles G. Masters. Pursuant to such Option Agreement, the Fund granted the optionee an option to purchase from the Fund all, but not less than all, of the following: (i) 13,406,749 shares of the Issuer's Common Stock; (ii) 22,463 shares of the Issuer's Series C Convertible Preferred Stock; and (iii) 1,000,000 shares of the Issuer's Series E Convertible Preferred Stock. Upon the optionee's exercise of the option, the optionee shall pay the Fund a purchase price of $12,000,000 and the optionee will receive all of the above referenced securities. The shares subject to the Option Agreement are also referenced in footnote 4 above.

Change in Control and Acquisition

On January 6, 2011, Vicis Capital Master Fund entered into a Securities Option and Right of First Refusal Agreement with Charles G. Masters. Pursuant to such Option Agreement, the Fund granted Mr. Masters an option to purchase from the Fund all, but not less than all, of the following: (i) 13,406,749 shares of the Issuer's Common Stock; (ii) 22,463 shares of the Issuer's Series C Convertible Preferred Stock; and (iii) 1,000,000 shares of the Issuer's Series E Convertible Preferred Stock. Upon the optionee's exercise of the option, the optionee shall pay the Fund a purchase price of $12,000,000. Except for the Option Agreement, there are no existing agreements which may provide for a change in control of the Company.

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

In connection with that certain Capital Stock Purchase Agreement, DVA entered into the Earnout Agreement, pursuant to which, additional payments may be paid to the former owners of Deer Valley Homebuilders, Inc., as an earnout, based upon the net income before taxes of DVH during the five (5) years following January 18, 2006, up to a maximum of $6,000,000. During the term of the Earnout Agreement, 50% of the pre-tax profit exceeding $1,000,000 per year will be accrued and become distributable to the former owners of DVH, the Founders, who consist of Joel Stephen Logan, II, the President and General Manager of DVH, Charles L. Murphree, Jr., the Vice President and Regional Sales Director of DVH, and John Steven Lawler, Director of Finance of DVH. Messrs. Logan, Murphree, and Lawler are all directors of Deer Valley Corporation and of DVH. The business purpose of executing the Earnout Agreement was to set the purchase price of DVH by an objective standard, given that the owners of DVH, DVA, and the Company could not agree on an outright purchase price. On November 19, 2007, the Company entered into the First Amendment to the Earnout Agreement with the Founders, now the core operating management for the Company’s wholly owned subsidiary, DVH, to provide for the issuance of two million shares of Deer Valley’s common stock into escrow for the benefit of the Founders, and guarantee that at the time of the escrow release, the total value of such escrowed shares would be equal to or greater than $2 million (the “escrow shortfall obligation”). In February 2010, the Company repurchased of the escrowed shares for $0.35/share (an aggregate of $700,000). The purchase price of $700,000 replaced the shares in escrow. Also, in February 2010, the Company exercised its option to satisfy the "escrow shortfall obligation" with a cash payment of $1,300,000 thus eliminating the potential for any share dilution related to the escrow value guarantee. Pursuant to the Second Amendment to the Earnout Agreement effective as of February 26, 2010, the escrowed funds were released, and the "escrow shortfall obligation" paid, to the beneficiaries on December 8, 2010. The escrow shortfall obligation is recorded as a put liability of $1,323,844 on the Company’s balance sheet for the year ended December 31, 2009, contained in this filing. A discussion of the terms of the Earnout Amendment can be found at “Commitment and Contingencies” under Note 14 of the Notes to Consolidated Financial Statements for the years ended December 31, 2009 and 2008.

The Company repurchased and cancelled all options held by the directors exercisable, in the aggregate, for 700,000 common shares at strike prices evenly divided between $1.09 and $1.14. The entire repurchase was accomplished for the nominal sum of $700.00.

On December 29, 2011, the Company redeemed (a) certain Common Stock Purchase Warrants exercisable for an aggregate of 312,141 shares of its common stock from Joel Logan for a total redemption price of $811.57, (ii) certain Common Stock Purchase Warrants exercisable for an aggregate of 208,095 shares of its common stock from Charles Murphree for a total redemption price of $541.05, and (c) certain Common Stock Purchase Warrants exercisable for an aggregate of 104,048 shares of its common stock from Steve Lawler for a total redemption price of $270.52.

On October 14, 2010, the Company redeemed certain Common Stock Purchase Warrants exercisable for an aggregate of 15,846,704 shares of its common stock from its majority shareholder. The Company paid it majority shareholder a total purchase price of $40,000 to redeem such warrants.

John N. Giordano, a director of the Company, is also a shareholder of Bush Ross, P.A., the Company’s outside general legal counsel. The Company paid less than $120,000 for legal services during the fiscal year ending December 31, 2010.

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

Audit Fees Disclosure

The aggregate following table presents fees for professional services rendered by KBL, LLP (KBL) and Meeks International, LLC (Meeks) for the audit of our annual financial statements for 2010 and 2009 and fees billed for audit-related services, tax services and all other services rendered by KBL and Meeks for 2010 and 2009.

	Meeks	KBL	KBL
	2010	2010	2009
Audit fees(a)	$52,000	$128,500	$145,000
Audit-related fees(b)	$3,100	$—	$—
Tax fees	$3,325	$15,450	$21,800
All other fees	$—	$—	$7,800

(a)	Fees for the audit of our annual financial statements and quarterly reviews. Includes amounts for expenses incurred during the audit.
(b)	Audit-related services to assist in the response to comments from the Securities and Exchange Commission.

ITEM 15.	EXHIBITS

Exhibit No.	Description

3.01	Articles of Incorporation of Deer Valley Corporation (1)

3.02	Bylaws of Deer Valley Corporation (1)

4.01	Certificate of Designation, Rights, and Preferences of Series A Convertible Preferred Stock (1)

4.02	Certificate of Designation, Rights, and Preferences of Series B Convertible Preferred Stock (1)

4.03	Certificate of Designation, Rights, and Preferences of Series C Convertible Preferred Stock (1)

4.04	Certificate of Designation, Rights, and Preferences of Series D Convertible Preferred Stock (1)

4.05	Certificate of Designation, Rights, and Preferences of Series E Convertible Preferred Stock (2)

10.01	Investor Rights Agreement, by and among the Company, each of the purchasers of the Company’s Series A Convertible Preferred Stock, and certain other persons a party thereto (3)

10.02	Earnout Agreement (3)

10.03	Form of Series A Common Stock Purchase Warrant (3)

10.04	Form of Series B Common Stock Purchase Warrant (3)

10.05	Form of Series C Common Stock Purchase Warrant (4)

10.06	Form of Series D Common Stock Purchase Warrant (4)

10.07	Form of Series E Common Stock Purchase Warrant (4)

10.08	Form of Series F Common Stock Purchase Warrant (2)

10.09	Form of Series BD-1 Common Stock Purchase Warrant (4)

10.10	Form of Series BD-2 Common Stock Purchase Warrant (4)

10.11	Form of Series BD-3 Common Stock Purchase Warrant (4)

10.12	Form of Series BD-4 Common Stock Purchase Warrant (4)

10.13	Form of Series BD-5 Common Stock Purchase Warrant (4)

10.14	Form of Loan Agreement (5)

10.15	Form of Commercial Promissory Note (5)

10.16	Form of Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing (5)

10.17	Form of Guaranty of Loan, Cytation Corp. (5)

10.18	Form of Guaranty of Loan, DeerValley Acquisitions Corp. (5)

10.19	Form of Guaranty of Deer Valley Corporation (6)

10.20	Form of Guaranty of Deer Valley Corporation (6)

10.21	Form of Series F Warrant (7)

10.22	Deer Valley Corporation 2007 Long Term Incentive Plan effective July 1, 2007 (8)

10.23	Form of Stock Option Agreement (8)

10.24	Employment Agreement with Charles G. Masters (8)

10.25	Amendment to Earnout Agreement (9)

10.26	Escrow Agreement (9)

10.27	Revolving Credit Loan and Security Agreement—$7,500,000 Revolving Credit Loan (10)

10.28	Revolving Credit Note—$7,500,000 (10)

10.29	Revolving Credit Loan and Security Agreement—$5,000,000 Revolving Credit Loan (10)

10.30	Revolving Credit Note—$5,000,000 (10)

10.31	Second Amendment to Earnout Agreement (11)

10.32	First Amendment to Escrow Agreement (11)

10.33	Employment Agreement—Joel Stephen Logan, II (11)

10.34	First Amendment to Employment Agreement—Joel Stephen Logan, II (11)

10.35	Employment Agreement—Charles L. Murphree, Jr. (11)

10.36	First Amendment to Employment Agreement—Charles L. Murphree, Jr. (11)

10.37	Employment Agreement—John Steven Lawler (11)

10.38	First Amendment to Employment Agreement—John Steven Lawler (11)

21.01	List of Subsidiaries of the Company. (12)

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 25,2011. (12)

31.02	Certification of Acting Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 25, 2011. (12)

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 25, 2011. (12)

32.02	Certification of Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 25, 2011. (12)

(1)	Previously filed as an exhibit to the Form 8-K, filed with the SEC on July 28, 2006 and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Form 10-QSB, filed with the SEC on November 20, 2006 and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Form 8-K filed with the SEC on January 25, 2006 and incorporated herein by reference.
(4)	Previously filed as an exhibit to the Registration Statement on Form SB-2 filed with the SEC on April 19, 2006 and incorporated herein by reference.
(5)	Previously filed as an exhibit to the Form 8-K filed with the SEC on June 1, 2006 and incorporated herein by reference.
(6)	Previously filed as an exhibit to the Form 10-KSB, filed with the SEC on April 11, 2007 and incorporated herein by reference.
(7)	Previously filed as an exhibit to the Form 10-QSB, filed with the SEC on August 14, 2007 and incorporated herein by reference.
(8)	Previously filed as an exhibit to the Form 10-QSB, filed with the SEC on November 6, 2007 and incorporated herein by reference.
(9)	Previously filed as an exhibit to the Form 8-K filed with the SEC on November 21, 2007 and incorporated herein by reference.
(10)	Previously filed as an exhibit to the Form 8-K filed with the SEC on October 19, 2009 and incorporated herein by reference.
(11)	Previously filed as an exhibit to the Form 10-K filed with the SEC on March 31, 2010 and incorporated herein by reference.
(12)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEER VALLEY CORPORATION

By:	/s/ Charles G Masters
Charles G. Masters
President and Chief Executive Officer

Date:	March 25, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company and in the capacities indicated on March 25, 2011.

Signature	Title

/s/ Charles G Masters	President, Chief Executive Officer
Charles G. Masters	(Principal Executive Officer) and Director

/s/ John S Lawler
John S. Lawler	Chief Financial Officer (Principal Financial Officer and Accounting Officer) and Director

/s/ Joel S Logan, II
Joel S. Logan, II	Director

/s/ Charles L Murphree
Charles L. Murphree	Director

/s/ John N Giordano
John N. Giordano	Director

/s/ Shadron Stastney
Shadron Stastney	Director