Form 10-Q
period 2011-03-31
DEER VALLEY CORP
filed 2011-05-11
CIK 95047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The Registrant had 17,249,098 shares of Common Stock, par value $0.001 per share, outstanding as of May 6, 2011.

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

Deer Valley Corporation & Subsidiaries

Condensed Consolidated Financial Statements

Deer Valley Corporation & Subsidiaries

Consolidated Balance Sheets

	March 31, 2011	December 31, 2010
ASSETS
Current Assets:
Cash	$3,100,856	$3,727,228
Short-term investments	3,099,295	3,168,445
Accounts receivable	813,203	482,846
Inventory	1,351,524	807,730
Deferred tax asset	565,754	622,052
Inventory finance notes receivable	2,201,388	1,675,856
Prepaid expenses and other current assets	92,492	94,744

Total Current Assets	11,224,512	10,578,901

Fixed Assets:
Property, plant and equipment, net	2,418,531	2,463,151

Other Assets:
Inventory finance notes receivable - net	2,791,714	2,912,467
Deferred tax asset	1,974,003	2,034,931
Other assets	213,910	256,410

Total Other Assets:	4,979,627	5,203,808

Total Assets	$18,622,670	$18,245,860

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Current maturities on long term debt	$1,591,048	$1,624,088
Notes payable	3,475,000	2,725,000
Accounts payable	280,655	163,578
Accrued expenses	1,269,530	1,290,562
Accrued warranties	1,165,000	1,290,000
Warrant liability	127,104	418,682
Income tax payable	—	131,453

Total Current Liabilities	7,908,337	7,643,363

Long Term Liabilities:
Deferred tax liability	78,470	88,028

Total Long Term Liabilities	78,470	88,028

Total Liabilities	7,986,807	7,731,391

Stockholders’ Equity:
Series A Preferred stock, $0.01 par value, 750,000 shares authorized, 21,500 and 21,500 shares issued and outstanding, respectively.	214,995	214,995
Series C Preferred stock, $0.01 par value, 26,750 shares authorized, 22,463 and 22,463 shares issued and outstanding, respectively.	224	224
Series E Preferred stock, $0.01 par value, 1,000,000 authorized, 1,000,000 and 1,000,000 shares issued and outstanding, respectively.	10,000	10,000
Common stock, $0.001 par value, 100,000,000 shares authorized, 17,499,517 and 17,499,517 shares issued and 17,252,892 and 17,271,997 outstanding, respectively.	17,501	17,501
Additional paid-in capital	35,783,780	35,783,780
Treasury Stock, at cost; 246,625 and 227,520 shares, respectively	(113,391)	(100,024)
Accumulated deficit	(25,277,246)	(25,412,007)

Total Stockholders Equity	10,635,863	10,514,469

Total Liabilities and Stockholders Equity	$18,622,670	$18,245,860

See notes to consolidated financial statements

Deer Valley Corporation & Subsidiaries

Consolidated Statements of Operations

	For The Three Month Period Ended March 31,
	2011	2010

REVENUE	$4,352,114	$6,117,933

COST OF REVENUE	3,586,022	5,375,857

GROSS PROFIT	766,092	742,076

OPERATING EXPENSES:
Depreciation and Amortization	4,229	5,181
Selling, general and administrative	980,518	1,016,565
Impairment charge	—	2,000,000

TOTAL OPERATING EXPENSES	984,747	3,021,746

OPERATING LOSS	(218,655)	(2,279,670)

OTHER INCOME (EXPENSES)
Derivative income (expense)	291,578	(123,653)
Interest income	6,387	4,782
Other income	(1,600)	—
Interest expense	(31,296)	(35,251)

TOTAL OTHER INCOME/(EXPENSES)	265,069	(154,122)

INCOME/(LOSS) BEFORE INCOME TAXES	46,414	(2,433,792)

INCOME TAX BENEFIT (EXPENSE)	88,347	144,823

NET INCOME/(LOSS)	$134,761	$(2,288,969)

Dividends to preferred stockholders	—	—

Net Income/(Loss) Available to Common Shareholders	$134,761	$(2,288,969)

Net Loss Per Share (Basic)	$0.01	$(0.13)
Net Loss Per Share (Fully Diluted)	$0.01	$(0.13)

Weighted Average Common Shares Outstanding	17,267,640	18,236,034
Weighted Average Common and Common Equivalent Shares Outstanding	20,800,583	18,236,034

See notes to consolidated financial statements

Deer Valley Corporation & Subsidiaries

Consolidated Statements of Cash Flows

	For The Three Month Periods Ended March 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$134,761	$(2,288,969)
Adjustments to reconcile net income/(loss) to net cash (used in) operating activities:
Depreciation and amortization	63,144	64,793
Derivative income (expense)	(291,578)	123,653
Loss on sale of equipment	1,600	—
Goodwill impairment charge	—	2,000,000
Bad debt expense	8,280	46,600
Changes in assets and liabilities:
(Increase)/decrease in receivables	(330,357)	(551,004)
(Increase)/decrease in inventories	(543,794)	(649,998)
(Increase)/decrease in deferred tax asset	117,226	97,708
(Increase)/decrease in inventory finance receivable	(413,059)	(1,411,899)
(Increase)/decrease in prepayments and other	44,754	(186,054)
Increase/(decrease) in accounts payable	117,077	290,365
Increase/(decrease) in income tax payable	(131,453)	(34,022)
Increase/(decrease) in estimated services and warranties	(125,000)	(110,000)
Increase/(decrease) in accrued expenses	(21,034)	29,291
Increase/(decrease) in deferred tax liability	(9,558)	(15,291)

CASH FLOW (USED) IN OPERATING ACTIVITIES	$(1,378,991)	$(2,594,827)

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted Cash	—	(700,000)
Purchases of equipment	(26,274)	(9,880)
Proceeds from sale of property, plant and equipment	6,150	—
Purchases of available-for-sale securities	—
Sales of available-for-sale securities	69,150	523,150

CASH FLOW PROVIDED BY/(USED IN) INVESTING ACTIVITIES	$49,026	$(186,730)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(33,040)	(30,517)
Proceeds (repayment) of notes payable, net	750,000	550,000
Increase/(decrease) in treasury stock	(13,367)	—

CASH FLOW PROVIDED BY FINANCING ACTIVITIES	$703,593	$519,483

NET (DECREASE)/INCREASE IN CASH	$(626,372)	$(2,262,074)
CASH, Beginning	$3,727,228	$6,131,266

CASH, Ending	$3,100,856	$3,869,192

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$77,842	$45,761

Taxes	$—	$37,000

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES:
Put liability settlement	$—	$1,291,844

Common stock canceled under earnout agreeement	$—	$2,000,000

See notes to consolidated financial statements

Deer Valley Corporation & Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements for the three month period ended March 31, 2011 and 2010 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The unaudited financial information included in this report includes all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim period. The operations for the three month period ended March 31, 2011 and 2010 are not necessarily indicative of the results of the full fiscal year.

The condensed consolidated financial statements included in this report should be read in conjunction with the financial statements and notes thereto included in the Registrant’s December 31, 2010 Annual Report on Form 10-K and subsequent filings on Form 10-Q and Form 8-K.

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

The Company maintains its cash balances in two different financial institutions. At March 31, 2011 these balances totaled $3,100,856. The balances are insured by the Federal Deposit Insurance Corporation up to $250,000.

Investments - Short-term investments are comprised of Variable Rate Demand Bonds (“VRDB’s”). In accordance with FASB Topic ASC 320, Investments-Debt and Equity Securities, based on our ability to market and sell these instruments and our intent to not hold such instruments until maturity, we classify such variable rate demand bonds as available-for-sale, and carry them at their fair value. VRDB’s are similar to short-term debt instruments because their interest rates are reset periodically. Investments in these securities can be sold for cash on the auction date. We classify VRDB’s as short-term or long-term investments based on the reset dates.

Prior to the end of fiscal year 2010, the Company classified VRDB’s in cash and cash equivalents. Prior period information was reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported income, net earnings or stockholders’ equity.

Inventory Finance Notes Receivable - The Company offers inventory-secured financing for its products to qualified retail dealers and developers. Finance contracts require periodic installments of principal and interest over periods of up to 24 months. The Company periodically evaluates the collectability of our Notes receivable and considers the need to establish an allowance for doubtful accounts based upon our historical collection experience. We have established an allowance for doubtful accounts of $123,280 as of March 31, 2011 and $46,600 at March 31, 2010.

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

Impairment of Long-Lived Assets - Property and intangible assets are material to our financial statements. Further, these assets are subject to the potential negative effects arising from factors beyond the Company’s control including changing economic conditions. The Company evaluates its tangible and definite-lived intangible assets for impairment annually during our fourth quarter or more frequently in the presence of circumstances or trends that may be indicators of impairment. The evaluation is a two step process. The first step is to compare our undiscounted cash flows, as projected over the remaining useful lives of the assets, to their respective carrying values. In the event that the carrying values are not recovered by future undiscounted cash flows, as a second step, the Company compares the carrying values to the related fair values and, if lower, record an impairment adjustment. For purposes of fair value, the Company generally uses replacement costs for tangible fixed assets and discounted cash flows, using risk-adjusted discount rates, for intangible assets. These estimates are made by competent employees, using the best available information, under the direct supervision of our management. For tangible property, plant and equipment, there have been no changes in assumptions or methodologies in the three month period ended March 31, 2011 as compared to March 31, 2010. The Company did not have definite-lived intangible assets at March 31, 2011 and March 31, 2010.

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

Derivative Financial Instruments - Upon the adoption of FASB ASC guidance on Topic 815 “Derivatives and Hedging” in “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” on January 1, 2009, certain of our financial instruments with “down-round” protection features are no longer considered indexed to our Company’s stock for purposes of determining whether they meet the first part of the scope exception ASC 815-10-15-74. As such, these instruments no longer meet the conditions to achieve equity classification and are required to be carried as derivative liabilities, at fair value, with changes in fair value reflected in our income (loss). See Note 9 Derivative Liabilities of the consolidated financial statements for additional disclosure data.

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

Pursuant to the 2007 Incentive Plan, each of the seven members of the Board of Directors was issued an option exercisable for 50,000 shares of the Company’s common stock, at an exercise price of $1.14. Such options were approved at a meeting of the Board of Directors in March 2007 and were effective as of July 1, 2007. In addition, under the 2007 Incentive Plan, each of the seven members of the Board of Directors was issued an option exercisable for 50,000 shares of the Company’s common stock, at an exercise price of $1.09. The Company did not issue any stock options or warrants pursuant to an equity compensation plan during the three month period ended March 31, 2011 and 2010.

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

The Company uses a trinomial lattice model granted to determine the fair value of stock options and employee stock purchase plan shares. The determination of the fair value of share-based payment awards on the date of grant using an option-valuation model is affected by the Company’s stock price as well as assumptions regarding a number of complex variables. These variables include the Company’s expected stock price volatility over the term of the awards, projected employee stock option exercise behavior, expected risk-free interest rate and expected dividends. In addition to the minimum level of assumptions, we have incorporated into our model the impact of the post vesting exit rate of 50%. No options were granted during the three month period ended March 31, 2011 and 2010.

The following table summarizes the activity related to all Company stock options and warrants for the three month period ended March 31, 2011:

			Stock	Exercise Price Per Share		Weighted Average Exercise Price Per Share
	Warrants		Options	Warrants	Options	Warrants	Options

Outstanding at December 31, 2010	4,179,638		—	$1.50-3.00	—	$1.74	$—

Granted	—		—	—	—	—	—
Exercised	—		—	—	—	—	—
Cancelled or expired	—		—	—	—	—	—

Outstanding at March 31, 2011	4,179,638	(1)	—	$1.50-3.00	—	$1.74	—

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

The Company’s dilutive common stock equivalent shares as of March 31, 2011 and 2010 include all of the Convertible Preferred shares and any incremental shares associated with the Company’s outstanding warrants and stock options.

See the detailed list of Common Stock Equivalents below.

Common Stock Equivalents

as of

	Exercise	March 31,
Securities	Price	2011	2010

Preferred:

Series A Preferred		286,642	336,667
Series C Preferred		2,246,300	2,246,300
Series E Preferred		1,000,000	1,000,000

Total		3,532,942	3,582,967

Warrants:

Class A Warrants	$1.50	2,218,690	10,369,351
Class B Warrants	$2.25	1,112,487	4,970,824
Class C Warrants	$0.75	—	2,000,000
Class D Warrants	$0.75	—	2,000,000
Class E Warrants	$3.00	—	—
Class F Warrants	$2.25	—	1,000,000
Class BD-2 Warrants	$1.50	477,479	899,162
Class BD-3 Warrants	$2.25	238,740	449,581
Class BD-4 Warrants	$1.50	66,121	66,121
Class BD-5 Warrants	$3.00	66,121	66,121

Total		4,179,638	21,821,160

Stock Options:

7/1/07 Issuance	$1.14	—	—
9/7/07 Issuance	$1.09	—	—

Total		—	—

Total common stock equivalents		7,712,580	25,404,127

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

NOTE 3 – INVENTORY

Inventory consisted of the following components:

	March 31, 2010	December 31, 2010

Raw Materials	$835,661	$523,742
Work-in-Process	200,962	225,916
Finished Goods	314,901	58,072

Total Inventory	$1,351,524	$807,730

NOTE 4 – GOODWILL

The Company’s goodwill is compromised of the following:

Total Goodwill as of December 31, 2009	$—
Earnout for 2010	2,000,000
Impairment Charges	(2,000,000)

Total Goodwill as of December 31, 2010	—
Additions for 2011	—
Impairment Charges	—

Total Goodwill as of March 31, 2011	$—

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

The Company’s goodwill has been fully impaired, there will not be any additional impairment charges related to the 2006 acquisition of DVH.

NOTE 5 – ACCRUED EXPENSES

Accrued expenses consisted of the following:

Category	March 31, 2011	December 31, 2010

Accrued dealer incentive program	$225,375	$266,662
Accrued third party billings	441,590	425,315
Accrued compensation	251,522	102,156
Accrued repurchase commitment	146,745	167,300
Other	204,298	329,129

Total Accrued Expenses	$1,269,530	$1,290,562

NOTE 6 – PRODUCT WARRANTIES

The Company provides the retail home buyer a one-year limited warranty covering defects in material or workmanship in home structure, plumbing and electrical systems. The Company estimated warranty costs are accrued at the time of the sale to the dealer following industry standards and historical warranty cost incurred. Periodic adjustments to the estimated warranty accrual are made as events occur which indicate changes are necessary. As of March 31, 2011, the Company has recorded an accrued liability of $1,165,000 for estimated warranty costs relating to homes sold, based upon management’s assessment of historical experience factors and current industry trends. Management reviews its warranty requirements at the close of each reporting period and adjusts the reserves accordingly.

The following tabular presentation reflects activity in warranty reserves during the periods presented:

	For The Three Month Period Ended
	March 31, 2011	March 31, 2010
Balance at beginning of period	$1,290,000	$1,530,000
Warranty charges	327,961	573,198
Warranty payments	(452,961)	(683,198)

Balance at end of period	$1,165,000	$1,420,000

NOTE 7 – REVOLVING CREDIT LOANS

On October 14, 2009, Deer Valley entered into Revolving Credit Loan and Security Agreement with Fifth Third Bank, which provides for a revolving line of credit in an amount not to exceed Seven Million Five Hundred Thousand Dollars (the “$7,500,000 Facility”). The $7,500,000 Facility is evidenced by a revolving credit note and secured by accounts receivable, inventory, equipment and all other tangible and intangible personal property of Deer Valley. The purpose of the $7,500,000 Facility is to provide display model financing for dealers of the products produced by DVH. This financing will be provided through DVC’s new subsidiary DVFC and administration of individual dealer loans will initially be handled by a third party administrator. The $7,500,000 Facility has a two year term and has a variable interest rate at 4.00% above LIBOR or 4.38% at March 31, 2011. An event of default such as non-payment of amounts when due under the loan agreement or a breach of a covenant may accelerate the maturity date of the facility. The facility provides for conditions to be met prior to each advance, including financial ratios. As of March 31, 2011, the Company had an outstanding balance of $2,575,000 under the revolving credit loan.

On October 14, 2009, Deer Valley entered into Revolving Credit Loan and Security Agreement with Fifth Third Bank, which provides for a revolving line of credit in an amount not to exceed Five Million Dollars (the “$5,000,000 Facility”). The $5,000,000 Facility is evidenced by a revolving credit note and secured by accounts receivable, inventory, equipment and all other tangible and intangible personal property of Deer Valley. The $5,000,000 Facility is to be utilized for short term working capital financing, letters of credit and as a bridge loan on financing the sale of retail units by DVH. Said financing will be provided through DVC’s new subsidiary DVFC, and administration of individual dealer loans will initially be handled by a third party administrator. The $5,000,000 Facility has a two year term and has a variable interest rate at 2.50% above LIBOR or 2.88% at March 31, 2011. An event of default such as non-payment of amounts when due under the loan agreement or a breach of a covenant may accelerate the maturity date of the facility. The facility provides for conditions to be met prior to each advance, including financial ratios. As of March 31, 2011, the Company had an outstanding balance of $900,000 under the revolving credit loan.

The amount available under the revolving credit loans is equal to the lesser of $12,500,000 or an amount based on defined percentages of accounts receivable and inventories reduced by any outstanding letters of credit. At March 31, 2011, $4,231,939 was available under the revolving credit loans after deducting letters of credit of $200,000.

In addition to the revolving line of credit described in the preceding paragraph, DVH, during its normal course of business, is required to issue irrevocable standby letters of credit in the favor of independent third party beneficiaries to cover obligations under repurchase agreements. As of March 31, 2011, no amounts had been drawn on the above irrevocable letters of credit by the beneficiaries.

NOTE 8 – LONG-TERM DEBT

On May 26, 2006, DVH entered into a Loan Agreement with Fifth Third Bank (the “Lender”) providing for a loan of Two Million Dollars ($2,000,000) (the “Loan”) evidenced by a promissory note and secured by a first mortgage on DVH’s properties in Guin, Alabama and Sulligent, Alabama, including the structures and fixtures located thereon, as well as DVH’s interest in any lease thereof. The Loan has a term from May 26, 2006 through June 1, 2011 and has a variable interest rate at 2.25% above LIBOR. At March 31, 2011, the total amount due of $1,591,048 is classified as a current liability. There is no prepayment penalty. Future advances are available under the Loan Agreement, subject to approval by the Lender. Also on May 26, 2006, the Company and DVH guaranteed the Loan. Should Deer Valley default, thereby triggering acceleration of the Loan, the Company would become liable for payment of the Loan.

NOTE 9 – DERIVATIVE LIABILITIES

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

The following is a list of the common shares indexed to derivative financial instruments as of March 31, 2011 and December 31, 2010, and other salient terms:

	Exercise Price	Common shares indexed

Class A Warrants (Class A-1 & Class A-2)	$1.50	2,218,690
Class B Warrants	$2.25	1,112,487
Class BD-2 Warrants	$1.50	477,479
Class BD-3 Warrants	$2.25	238,740
Class BD-4 Warrants	$1.50	66,121
Class BD-5 Warrants	$3.00	66,121

Total number of common shares indexed to derivative instruments		4,179,638

We estimate fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered to be consistent with the objective measuring fair values. In selecting the appropriate technique, we consider, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. Effective January 1, 2011, we changed our method for valuing our derivative warrants from a Black-Scholes Merton Model, adjusted to give effect to the anti-dilution features (the Noreen Wolfson Model) to Binomial Lattice. Binomial Lattice was considered by our management to be more appropriate because it both provides for early exercise scenarios and incorporates the down-round anti-dilution protection possibilities that could arise in early exercise scenarios.

Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques (such as Lattice models) are highly volatile and sensitive to changes in the trading market price of our common stock. Since derivative financial instruments are initially and subsequently carried at fair values, our income (loss) will reflect the volatility in these estimate and assumption changes.

The following tables summarize the components of derivative liabilities as of March 31, 2011, December 31, 2010 and activity in our derivative liability balances during the year:

	December 31, 2010	Derivative gains/ (losses)	March 31, 2011
Class A Warrants (Class A-1 & Class A-2)	$138,091	$129,068	$9,023
Class B Warrants	226,360	109,771	116,589
Class BD-2 Warrants	41,092	39,851	1,241
Class BD-3 Warrants	9,396	9,324	72
Class BD-4 Warrants	3,022	2,850	172
Class BD-5 Warrants	721	714	7

Fair values	$418,682	$291,578	$127,104

Significant assumptions (or ranges):
Trading market values (1)	$0.72		$0.72
Term (years)	0.61-2.61		0.37- 2.40
Volatility (1)	89.38% - 111.12%		18.05% -114.36%
Risk-free rate (2)	0.19% - 1.05%		0.09% - 0.80%

Fair value hierarchy:

(1)	Level 1 inputs are quoted prices in active markets for identical assets and liabilities, or derived there from. Our trading market values and the volatilities that are calculated thereupon are level 1 inputs.

(2)	Level 2 inputs are inputs other than quoted prices that are observable. We use the current published yields for zero-coupon US Treasury Securities, with terms nearest the remaining term of the warrants for our risk free rate.

(3)	Level 3 inputs are unobservable inputs. Inputs for which any parts are level 3 inputs are classified as level 3 in their entirety. The remaining term used equals the remaining contractual term as our best estimate of the expected term.

ASC 820-10-55-62 Fair Value Measurements and Disclosures provides that for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period, a reconciliation is required of the beginning and ending balances. The reconciliation of our derivative liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of March 31, 2011 is as follows:

Warrant Derivative
Beginning balance, December 31, 2010	$418,682
Total (gains) or losses included in earnings	(291,578)
Issuances	—

Ending balance, March 31, 2011	$127,104

The following tables summarize the effects on our income (loss) associated with changes in the fair values of our derivative financial instruments:

	Three months Ended March 31, 2011	Three months ended March 31, 2010
Class A Warrants (Class A-1 & Class A-2)	$129,068	$(29,483)
Class B Warrants	109,771	(57,165)
Class C Warrants	—	(12,800)
Class D Warrants	—	(49,400)
Class F Warrants (Class F-1 & Class F-2)	—	(3,575)
Class BD-2 Warrants	39,851	(2,427)
Class BD-3 Warrants	9,324	(585)
Class BD-4 Warrants	2,850	(178)
Class BD-5 Warrants	714	(40)
Final adjustment Put liability	—	32,000

	$291,578	$(123,653)

NOTE 10 – INCOME TAXES

Income Taxes:

The components of the provision for income taxes are as follows:

March 31, 2011

Current income tax expense/(benefit)	$(196,015)
Deferred income tax expense	107,668

Total income tax benefit	$(88,347)

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

	March 31, 2011
	Amount	Impact on Rate
Income tax expense (benefit) at federal rate	$15,781	34.00%

State tax, net of Federal effect	1,961	4.23%

Permanent Differences:
Meals & Entertainment	5,035	10.85%
Officer’s Life Insurance	334	0.72%
Derivative expense	(111,459)	-240.14%

Total Permanent Differences	$(106,090)	-228.57%

Rounding	$1	0.00%

Total income tax expense/(benefit)	$(88,347)	-190.34%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income taxes are as follows:

March 31, 2011

Current Deferred Tax Assets:
Warranty Reserve	$445,333
Repurchase Reserve	56,095
Loan Loss Reserve	47,125
Accrued Legal fees	15,290
Allowance for Doubtful Accounts	1,911

Total Current Deferred Tax Asset	$565,754

Non-Current Deferred Tax Assets:
Goodwill impairment	2,376,622
Valuation Allowance	(402,619)

Total Non-Current Deferred Tax Assets	$1,974,003

Non-Current Deferred Tax Liability:
Accelerated Depreciation	$(78,129)
Sale of Assets	(341)

Total Non-Current Deferred Tax Liability	$(78,470)

Total Deferred Tax Assets (Liabilities) - Net	$2,461,287

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Litigation - The Company in the normal course of business is subject to claims and litigation. Management of the Company is of the opinion that, based on information available, such legal matters will not ultimately have a material adverse effect on the financial position or results of operation of the Company.

Reserve for Repurchase Commitments - DVH is contingently liable under the terms of repurchase agreements with financial institutions providing inventory financing for retailers of DVH’s products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The risk of loss under these agreements is spread over numerous retailers. The price DVH is obligated to pay generally declines over the period of the agreement (typically 18 to 24 months) and the risk of loss is further reduced by the sale value of repurchased homes. The maximum amount for which the Company is contingently liable under repurchase agreements is approximately $3,730,000 at March 31, 2011. As of March 31, 2011 the Company reserved $146,745 for future repurchase losses, based on prior experience and an evaluation of dealers’ financial conditions. DVH to date has not experienced significant losses under these agreements, and management does not expect any future losses to have a material effect on the accompanying financial statements.

NOTE 12 – EQUITY TRANSACTIONS

Series A Convertible Preferred Stock - During the three month period ended March 31, 2011 there were no conversions of Series A Preferred stock into shares of the Company’s common stock.

Common Stock Dividends - There were no dividends paid during the three month period ended March 31, 2011.

Treasury Stock - Pursuant to a common stock repurchase program approved by our Board of Directors, a total of 19,105 shares were purchased during the three month period ended March 31, 2011 at a cost of $13,367 and recorded as treasury stock.

NOTE 13 – SEGMENT INFORMATION

Our business segments consist of factory-built housing and financial services. Our financial services business commenced during the fourth quarter of 2009 to provide dealer inventory-secured financing for houses built by the Company. Our chief decision making officer considers income (loss) from operations as the basis to measure segment profitability. The following table summarizes net sales, income (loss) from operations, and identifiable assets by segment for the three month period ended March 31, 2011 and 2010.

	For The Three Months Ended
	March 31, 2011	March 31, 2010

Revenues from external customers
Factory-built housing	$4,247,136	$6,084,678
Financial Services	104,978	33,255

Total Revenues	$4,352,114	$6,117,933

Income (loss) from operations
Factory-built housing	$(40,988)	$(1,983,167	)(1)
Financial services	37,460	(25,345)
General corporate expenses	(215,127)	(271,158)

Total Income (loss) from operations	$(218,655)	$(2,279,670)

Derivative income (expense)	$291,578	$(123,653)
Other income (expense)	$(1,600)	$—
Interest income	6,387	4,782
Interest expense	(31,296)	(35,251)

	$265,069	$(154,122)

Income (loss) before income taxes	$46,414	$(2,433,792)

Identifiable assets
Factory-built housing	$12,932,584	$15,137,718
Financial Services	5,519,469	2,510,935
Other	170,617	40,611

	$18,622,670	$17,689,264

(1)	Includes $2,000,000 of goodwill impairment charges

Item 2.	Management’s Discussion and Analysis

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

Our business segments consist of factory-built housing and financial services. Our financial services business commenced during the fourth quarter of 2009 to provide qualified independent retail dealers and developers inventory-secured financing for homes the Company produces. Otherwise, the Company does not maintain separate operating segments for regions and does not separately report financial information by geographic sales area because they are similar products using similar production techniques and sold to the same class of customer. See Note 13 - Segment Information of the notes to Condensed Consolidated Financial Statements for information on our net sales, income (loss) from operations, and identifiable assets by segment for the three month period ended March 31, 2011.

Manufacturing Operations

We produce all of our factory built homes at our plant in Guin, Alabama, which normally function on a single shift, five-day work week. During the first quarter of 2011, the Company’s average production rate was approximately 13 “floors” produced per week. As of March 31, 2011, our backlog of orders stood at 12 days.

Our plant in Guin, Alabama operated at a capacity of 37% during the quarter ended March 31, 2011. We have one idle plant located in Sulligent, Alabama.

When evaluating the Company’s operating performance, the key performance indicators management examines are (1) the Company’s production rate, in “floors” produced per day, (2) the cost of sales, (3) the size of the Company’s sales backlog, and (4) the prevailing market conditions. For more information on these performance indicators, please see the attached financial statements and notes thereto and the section of the Company’s Annual Report on Form 10-K titled “Description of Business

Results of Operations

The following discussion examines the results of the Company’s operations for the three month period ended March 31, 2011. This discussion of our financial condition and results of operations should be read in conjunction with our financial statements and notes to the financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment by our management. It is also imperative that one read our December 31, 2010 Annual Report on Form 10-K and subsequent filings on Form 8-K.

HISTORICAL RESULTS – THREE MONTH PERIOD ENDED MARCH 31, 2011 AND MARCH 31, 2010.

Revenues. Overall gross revenue for the three month period ended March 31, 2011 was $4,352,114 compared to $6,117,933 for the three month period ended March 31, 2010, representing a decrease of $1,765,819, or approximately 28.9%. The decrease in revenue for the three month period ended March 31, 2011 compared to three month ended March 31, 2010, is in part attributable to unusual harsh winter weather conditions causing a disruption of business services and delivery of goods, and the expiration of the federal homebuyer tax credit during 2010. The federal homebuyer tax credit favorable impacted our revenues for the three month period ended March 31, 2010. Although we remain cautiously optimistic, several challenges such as persistently high unemployment levels, the expiration of the federal homebuyer’s tax credit and the threat of more foreclosures continue to hinder a recovery in the housing market. If the current crisis in the national economy generally, or in the housing market specifically, continues for an extended period of time, our operating results could be significantly affected by such market forces. This ongoing crisis has materially impacted liquidity in the financial markets, reducing the availability of wholesale financing for our industry retailers and consumer financing for purchasers of a manufactured homes. The likelihood that we will be able or generate net income in the future must be considered in light of the difficulties facing the manufactured housing industry as a whole, the national and local economies, the credit markets and the financial services industry, the competitive environment in which we operate, and other risks and uncertainties.

Gross Profit. Gross profit for the three month period ended March 31, 2011 was $766,092 or 17.6% of total revenue compared to $742,076 or 12.1% of total revenue for the three month period ended March 31, 2011. The increase in gross profit as percentage of revenue for the three month period March 31, 2011 as compared to the three month period March 31, 2010 is attributable to our average wholesale price per unit increased to approximately $65,300 from $58,800, for the three month period ended March 31, 2011 compared to the three month period ended March 31, 2010. The increase resulted in lower labor cost for the three month period ended March 31, 2011 as compared to the three month period ended March 31, 2010. Based on management’s assessment of historical experience and current trends in wholesale shipments and dealer inventories we reduced our warranty provision by $125,000 for the three month period ended March 31, 2011 and $110,000 for the three month period ended March 31, 2010. The Company includes the following types of expenses in cost of sales: purchase and receiving costs, freight in, direct labor, supply costs, warehousing, direct and indirect overhead costs, inspection, transfer, actual and accrued warranty, depreciation, and amortization costs.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses for the three month period ended March 31, 2011 were $980,518 compared to $1,016,565 for the three month period ended March 31, 2010. The decrease in selling, general and administrative expenses is primarily due to decreases in general corporate expenses of $56,031, which were offset by increases in health insurance cost of $39,808. The Company includes the following types of expenses in selling, general and administrative expense: sales salaries, sales commissions, bad debt expense, advertising, administrative overhead, administrative salaries and bonuses and legal and professional fees.

Other Income (Expense). Derivative income for the three month period ended March 31, 2011 was $291,578 compared to an expense of $123,653 for the three month period ended March 31, 2010. Our derivative income represents a change in the fair value of our derivative warrants. Since derivative financial instruments are initially and subsequently carried at fair values, our derivative income/expense will reflect the volatility in these estimates and assumption changes. See Note 9 Derivative Liabilities and Note 11 Commitments and Contingencies of the consolidated financial statements for additional disclosure data.

Impairment Charge. The Company’s goodwill was fully impaired in 2010. See Note 4 Goodwill of the consolidated financial statements for additional data disclosure.

Net Income. The net income (loss) for the three month period ended March 31, 2011 was $134,761 compared to net income (loss) of $(2,288,969) for the three month period ended March 31, 2010. This increase in net income is primarily due to a non-cash goodwill impairment charge of $2,000,000 taken during the three month period ended March 31, 2010. See Note 4 Goodwill of the consolidated financial statements for additional data disclosure.

Liquidity and Capital Resources

Management believes that the Company currently has sufficient cash flow from operations, available bank borrowings, cash, and cash equivalents to meet its short-term working capital requirements. The Company had $6,200,151 in cash and cash equivalents and short-term investments as of March 31, 2011, compared to $6,895,673 in cash and cash equivalents and short-term investments as of December 31, 2010. Should our costs and expenses prove to greater than we currently anticipate or should we change our current business plan in a manner which will increase or accelerate our anticipated costs or capital demand, such as through the acquisition of new products or increased participation in alternative financing programs for our dealers, our working capital could be depleted at an accelerated rate.

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

We obtained the $7,500,000 Facility and the $5,000,000 Facility (as described above) from Fifth Third Bank to partially fund our retail dealer financing program. As of March 31, 2011, the aggregate balance on the $7,500,000 Facility and the $5,000,000 Facility was $3,475,000. In addition, we have a real estate loan from Fifth Third that had a balance, as of March 31, 2011, of $1,591,048. The $7,500,000 Facility and the $5,000,000 Facility are currently scheduled to expire on October 14, 2011. In addition, the term for the real estate loan is scheduled to expire on June 1, 2011. Although we anticipate extending the terms for each of the $7,500,000 Facility, the $5,000,000 Facility, and the real estate loan, if we are unable to do so, and we are unable to find suitable replacement financing, we would be required to use a significant portion of our cash reserves.

1 - Cash flow from operating activities:

For the three month period ended March 31, 2011, operating activities used net cash of $1,378,991 primarily as a result of the following:

(a)	an increase in inventories of $543,794 (a use of cash), primarily as a result of a return to normal production levels subsequent to the holiday shutdown period at December 31, 2010, and

(b)	a increase in accounts receivable of $330,357 (a use of cash, due to a seasonal increase as a result of scheduled production shutdown during December 2010, and

(c)	an increase in inventory finance notes receivable of $413,059 (a use of cash), the increase in inventory finance notes receivable is a result of expansion of DVFC to provide short-term inventory-secured loans to qualified retail dealers and developers, and

(d)	a decrease in estimated services and warranties of $125,000 (use of cash), we decreased our warranty provision based on management’s assessment of historical experience and current trends in wholesale shipments and dealer inventories.

For the three month period ended March 31, 2010, operating activities used net cash of $2,594,827 primarily as a result of the following:

(e)	an increase in inventories of $649,998 (a use of cash), primarily as a result of a return to normal production levels subsequent to the holiday shutdown period at December 31, 2009, and

(f)	a increase in accounts receivable of $551,004 (a use of cash, due to a seasonal increase as a result of scheduled production shutdown during December 2009, and

(g)	an increase in inventory finance notes receivable of $1,411,899 (a use of cash), the increase in inventory finance notes receivable is a result of expansion of DVFC to provide short-term inventory-secured loans to qualified retail dealers and developers.

2 - Cash flow from investing activities:

The net cash provided in investing activities for the three month period ending March 31, 2011 was $49,026, which reflects sales of available for sale securities, which offset in part by capitalization of normal operating purchases of equipment of $26,274. The net cash used in investing activities for the three month period ending March 31, 2010 was $186,730, which reflects our deposit of $700,000 in escrow pursuant to our commitments under the Earnout Agreement, which were offset in part by purchases of available-for-sale securities.

3 - Cash flow from financing activities:

The net cash provided in financing activities for the three month period ending March 31, 2011 was $703,593, which relates to proceeds from notes payable of $750,000 used to finance our inventory finance notes receivable, which were offset in part by scheduled principal payments of the Company’s commercial real estate mortgage of $33,040, and treasury stock purchases of $13,367. The net cash provided in financing activities for the three month period ending March 31, 2010 was $519,483, which relates to proceeds from notes payable of $550,000 used to finance our inventory finance notes receivable, which were offset in part by scheduled principal payments of the Company’s commercial real estate mortgage of $30,517.

The Company is contingently liable under the terms of the repurchase agreements with financial institutions providing inventory financing for retailers of our products. For more information on the repurchase agreements, including the Company’s contingent liability there under, please see “Reserve for Repurchase Commitments” below.

DVH, during its normal course of business, is required to issue irrevocable standby letters of credit to cover obligations under its workmen compensation insurance policy in the amount of $200,000. As of March 31, 2011, no amounts had been drawn on the above irrevocable letters of credit by the beneficiaries.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments which affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. For a description of those estimates, see Note 2, Summary of Significant Accounting Policies, contained in the explanatory notes to the Company’s financial statements for the quarter ended March 31, 2011, contained in this filing and the Company’s Form 10-K for December 31, 2010. On an ongoing basis, we evaluate our estimates, including those related to reserves, deferred tax assets, valuation allowances, impairment of long-lived assets, fair value of equity instruments issued to consultants for services, and estimates of costs to complete contracts. We base our estimates on historical experience and on various other assumptions which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities which are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. However, we believe that our estimates, including those for the above-described items, are reasonable.

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

Warranties

We provide our retail buyers with a one-year limited warranty covering defects in material or workmanship, including plumbing and electrical systems. We record a liability for estimated future warranty costs relating to homes sold, based upon our assessment of historical experience and industry trends. In making this estimate, we evaluate historical sales amounts, warranty costs related to homes sold and timing in which any work orders are completed. The Company has accrued a warranty liability reserve of $1,165,000 on its balance sheet as of March 31, 2011. Based on management’s assessment of historical experience and current trends in wholesale shipments and dealer inventories we reduced our warranty provision by $125,000 for the quarter year ended March 31, 2011. Although we maintain reserves for such claims, there can be no assurance that warranty expense levels will remain at current levels or that the reserves that we have set aside will continue to be adequate. A large number of warranty claims which exceed our current warranty expense levels could have a material adverse affect upon our results of operations.

Volume Incentives Payable

We have relied upon volume incentive payments to our independent dealers who retail our products. These volume incentive payments are accounted for as a reduction to gross sales, and are estimated and accrued when sales of our factory-built homes are made to our independent dealers. Volume incentive reserves are recorded based upon the annualized purchases of our independent dealers who purchase a qualifying amount of home products from us. We accrue a liability to our dealers, based upon estimates derived from historical payout rates. We had a reserve for volume incentives payable of $225,375 as of March 31, 2011.

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

The maximum amount for which the Company is contingently liable under such agreements amounted to approximately $3,730,000 as of March 31, 2011, as compared to $6,555,000 as of March 31, 2010. As of March 31, 2011 and March 31, 2010, we had reserves of $146,745 and $217,700, respectively, established for future repurchase commitments, based upon our prior experience and evaluation of our independent dealers’ financial conditions. We have increased repurchase reserves as compared to amounts under repurchase obligation based on identified changes in dealers’ financial conditions and the probability of default for the group of dealers identified at an elevated disk of default. Because Deer Valley to date has not experienced any significant losses under these agreements, management does not expect any future losses to have a material effect on our accompanying financial statements.

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

Goodwill

Goodwill is related to the acquisition of DeerValley Acquisitions Corp. and Deer Valley Homebuilders, Inc on January 18, 2006. The Company tests goodwill for impairment at least annually, during the fourth quarter and on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. Recoverability of goodwill is evaluated using a two-step process. In the first step, the fair value of our reporting unit is compared to its carrying value. If the fair value of our reporting unit exceeds the carrying value of the net assets assigned to a reporting unit, goodwill is considered not impaired and no further testing is required. If the carrying value of the net assets assigned to a reporting unit exceeds the fair value of a reporting unit, the second step of the impairment test is performed in order to determine the implied fair value of a reporting unit’s goodwill. Determining the implied fair value of goodwill requires valuation of a reporting unit’s tangible and intangible assets and liabilities in a manner similar to the allocation of purchase price in a business combination. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, goodwill is deemed impaired and is written down to the extent of the difference. Similar to the review for impairment of other long-lived assets, the resulting fair value determination is significantly impacted by estimates of future sales for the Company’s products, capital needs, economic trends and other factors. See Note 4 of Consolidated Financial Statements for further discussion regarding the Company’s goodwill.

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

The fair value of the derivative warrant liability was $418,682 on December 31, 2010, and $ 127,104 on March 31, 2011. The change in the warrant liability resulted in a derivative income of $291,578 for the three month period ended March 31, 2011. See Note 9 - Derivative Liabilities of the notes to Condensed Consolidated Financial Statements for additional disclosure data.

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

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending March 31, 2011 covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Changes in Internal Controls over Financial Reporting

During the quarter ended March 31, 2011, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Series A Convertible Preferred Stock - During the three month period ended March 31, 2011 there were no conversions of Series A Preferred stock into shares of the Company’s common stock.

Treasury Stock - Pursuant to a common stock repurchase program approved by our Board of Directors, a total of 19,105 shares were purchased during the three month period ended March 31, 2011 at a cost of $13,367 and recorded as treasury stock.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs

Month #1 Jan. 1 to Jan. 31, 2011	0	0	0	0

Month #2 Feb. 1 to Feb. 28, 2011	0	0	0	0

Month #3 March 1 to March 31, 2011	19,105	$0.70	0	0
Total (1)	19,105	$.70	0	0

(1)	Total does not include 3,794 shares of the Company’s common stock repurchased by the Company between April 1, 2011 and May 6, 2011 at a price of $.70 per share.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

3.01	Articles of Incorporation of Deer Valley Corporation. (1)

3.02	Bylaws of Deer Valley Corporation. (1)

4.01	Certificate of Designation, Rights, and Preferences of Series A Convertible Preferred Stock. (1)

4.02	Certificate of Designation, Rights, and Preferences of Series B Convertible Preferred Stock. (1)

4.03	Certificate of Designation, Rights, and Preferences of Series C Convertible Preferred Stock. (1)

4.04	Certificate of Designation, Rights, and Preferences of Series D Convertible Preferred Stock. (1)

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 10, 2011. (3)

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 10, 2011. (3)

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 10, 2011. (3)

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 10, 2011. (3)

(1)	Previously filed as an exhibit to the Form 8-K, filed with the SEC on July 28, 2006 and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Form 10-QSB, filed with the SEC on November 20, 2006 and incorporated herein by reference.
(3)	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Deer Valley Corporation
(Registrant)

Dated: May 10, 2011	By:	/s/ Charles G. Masters
Charles G. Masters
President & Chief Executive Officer