Form 10-Q
period 2011-06-30
DEER VALLEY CORP
filed 2011-08-15
CIK 95047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer	☐	Accelerated File	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

The Registrant had 17,111,098 shares of Common Stock, par value $0.001 per share, outstanding as of August 8, 2011.

		PAGE

PART I	FINANCIAL INFORMATIONN

Item 1	Financial Statements

	Condensed Consolidated Balance Sheets As of June 30, 2011 (unaudited) As of December 31, 2010	F-2

	Condensed Consolidated Statements of Operations Three and Six Months ended June 30, 2011 (unaudited) Three and Six Months ended June 30, 2010 (unaudited)	F-3

	Condensed Consolidated Statements of Cash Flows Six Months ended June 30, 2011 (unaudited) Six Months ended June 30, 2010 (unaudited)	F-4

	Notes to Condensed Consolidated Financial Statements (unaudited)	F-5 - F-15

Item 2	Management’s Discussion and Analysis	1

Item 4T	Controls and Procedures	8

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	9

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	9

Item 3	Defaults Upon Senior Securities	10

Item 4	Submission of Matters to a Vote of Security Holders	10

Item 5	Other Information	10

Item 6	Exhibits	11

Unless otherwise indicated or the context otherwise requires, all references in this filing to “we,” “us,” the “Company,” and “Deer Valley” are to Deer Valley Corporation, a Florida corporation, together with its wholly-owned subsidiaries, Deer Valley Homebuilders, Inc., an Alabama corporation, and Deer Valley Finance Corp., a Florida corporation.

Item 1.	Financial Statements

Deer Valley Corporation & Subsidiaries

Condensed Consolidated Financial Statements

Deer Valley Corporation & Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Current Assets:
Cash	$3,533,491	$3,727,228
Short-term investments	3,065,745	3,168,445
Accounts receivable	1,110,023	482,846
Inventory	1,182,925	807,730
Deferred tax asset	608,454	622,052
Inventory finance notes receivable	2,791,375	1,675,856
Prepaid expenses and other current assets	139,673	94,744

Total Current Assets	12,431,686	10,578,901

Fixed Assets:
Property, plant and equipment, net	2,391,497	2,463,151

Other Assets:
Inventory finance notes receivable - net	3,373,090	2,912,467
Deferred tax asset	1,913,075	2,034,931
Other assets	17,530	256,410

Total Other Assets:	5,303,695	5,203,808

Total Assets	$20,126,878	$18,245,860

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Current maturities on long term debt	$1,582,788	$1,624,088
Notes payable	4,200,000	2,725,000
Accounts payable	375,310	163,578
Accrued expenses	1,559,910	1,290,562
Accrued warranties	1,245,000	1,290,000
Warrant liability	73,710	418,682
Income tax payable	107,543	131,453

Total Current Liabilities	9,144,261	7,643,363

Long Term Liabilities:
Deferred tax liability	68,913	88,028

Total Long Term Liabilities	68,913	88,028

Total Liabilities	9,213,174	7,731,391

Stockholders’ Equity:
Series A Preferred stock, $0.01 par value, 750,000 shares authorized, 21,500 and 21,500 shares issued and outstanding, respectively.	214,995	214,995
Series C Preferred stock, $0.01 par value, 26,750 shares authorized, 22,463 and 22,463 shares issued and outstanding, respectively.	224	224
Series E Preferred stock, $0.01 par value, 1,000,000 authorized, 1,000,000 and 1,000,000 shares issued and outstanding, respectively.	10,000	10,000
Common stock, $0.001 par value, 100,000,000 shares authorized, 17,499,517 and 17,499,517 shares issued and 17,183,098 and 17,271,997 outstanding, respectively.	17,501	17,501
Additional paid-in capital	35,783,780	35,783,780
Treasury Stock, at cost; 316,419 and 227,520 shares, respectively	(163,036)	(100,024)
Accumulated deficit	(24,949,760)	(25,412,007)

Total Stockholders Equity	10,913,704	10,514,469

Total Liabilities and Stockholders Equity	$20,126,878	$18,245,860

See notes to consolidated financial statements

Deer Valley Corporation & Subsidiaries

Condensed Consolidated Statements of Operations

	For The Three Month Period Ended June 30,		For The Six Month Period Ended June 30,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUE	$7,881,194	$9,192,251	$12,233,308	$15,310,184

COST OF REVENUE	6,456,337	7,573,134	10,042,360	12,948,990

GROSS PROFIT	1,424,857	1,619,117	2,190,948	2,361,194

OPERATING EXPENSES:
Depreciation and Amortization	3,687	5,266	7,916	10,447
Selling, general and administrative	957,222	978,013	1,937,739	1,994,578
Impairment charge	—	—	—	2,000,000

TOTAL OPERATING EXPENSES	960,909	983,279	1,945,655	4,005,025

OPERATING INCOME (LOSS)	463,948	635,838	245,293	(1,643,831)

OTHER INCOME (EXPENSES)
Derivative income (expense)	53,394	120,008	344,972	(3,645)
Interest income	4,488	4,797	10,875	9,579
Other income	11,108	—	9,508	—
Interest expense	(24,677)	(44,844)	(55,973)	(80,094)

TOTAL OTHER INCOME/(EXPENSES)	44,313	79,961	309,382	(74,160)

INCOME/(LOSS) BEFORE INCOME TAXES	508,261	715,799	554,675	(1,717,991)

INCOME TAX BENEFIT (EXPENSE)	(180,776)	(112,745)	(92,429)	32,078

NET INCOME/(LOSS)	$327,485	$603,054	$462,246	$(1,685,913)

Net Loss Per Share (Basic)	$0.02	$0.03	$0.03	$(0.09)

Net Loss Per Share (Fully Diluted)	$0.02	$0.03	$0.02	$(0.09)

Weighted Average Common Shares Outstanding	17,239,903	17,477,850	17,253,666	17,852,573

Weighted Average Common and Common Equivalent Shares Outstanding	20,772,846	21,010,793	20,786,608	17,852,573

See notes to consolidated financial statements

Deer Valley Corporation & Subsidiaries

Condensed Consolidated Statements of Cash Flows

	For The Six Month Periods Ended June 30,
	2011	2010
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$462,246	$(1,685,913)
Adjustments to reconcile net income/(loss) to net cash (used in) operating activities:
Depreciation and amortization	125,185	129,919
Derivative income(expense)	(344,972)	3,645
Loss on sale of equipment	(9,508)	—
Goodwill impairment charge	—	2,000,000
Bad debt expense	8,280	59,810
Changes in assets and liabilities:
(Increase)/decrease in receivables	(652,177)	(629,239)
(Increase)/decrease in inventories	(375,195)	(526,081)
(Increase)/decrease in deferred tax asset	135,454	57,376
(Increase)/decrease in inventory finance receivable	(1,584,423)	(2,759,765)
(Increase)/decrease in prepayments and other	218,952	17,471
Increase/(decrease) in accounts payable	211,732	416,689
Increase/(decrease) in income tax payable	(23,910)	(34,022)
Increase/(decrease) in estimated services and warranties	(45,000)	(35,000)
Increase/(decrease) in accrued expenses	269,347	67,450
Increase/(decrease) in deferred tax liability	(19,114)	(30,581)

CASH FLOW (USED) IN OPERATING ACTIVITIES	$(1,623,103)	$(2,948,241)

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted Cash	—	(700,000)
Purchases of equipment	(65,571)	(25,155)
Proceeds from sale of property, plant and equipment	21,549	—
Purchases of available-for-sale securities	—	(573,045)
Sales of available-for-sale securities	102,700	659,350

CASH FLOW PROVIDED BY/(USED IN) INVESTING ACTIVITIES	$58,678	$(638,850)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(41,300)	(54,036)
Proceeds (repayment) of notes payable, net	1,475,000	1,800,000
Increase/(decrease) in treasury stock	(63,012)	—

CASH FLOW PROVIDED BY FINANCING ACTIVITIES	$1,370,688	$1,745,964

NET (DECREASE)/INCREASE IN CASH	$(193,737)	$(1,841,127)
CASH, Beginning	$3,727,228	$6,131,266

CASH, Ending	$3,533,491	$4,290,139

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$137,074	$89,109

Taxes	$—	$37,000

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of preferred stock for common stock-net	$—	$37,500

Put liability settlement	$—	$1,291,844

Common stock canceled under earnout agreeement	$—	$2,000,000

See notes to consolidated financial statements

Deer Valley Corporation & Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements for the three and six month periods ended June 30, 2011 and 2010 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The unaudited financial information included in this report includes all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim period. The operations for the three and six month periods ended June 30, 2011 and 2010 are not necessarily indicative of the results of the full fiscal year.

The condensed consolidated financial statements included in this report should be read in conjunction with the financial statements and notes thereto included in the Registrant’s December 31, 2010 Annual Report on Form 10-K and subsequent filings on Form 10-Q and Form 8-K.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

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

The Company maintains its cash balances in two different financial institutions. At June 30, 2011 these balances totaled $3,533,491. The balances are insured by the Federal Deposit Insurance Corporation up to $250,000.

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

Inventory Finance Notes Receivable - The Company offers inventory-secured financing for its products to qualified retail dealers and developers. Finance contracts require periodic installments of principal and interest over periods of up to 24 months. The Company periodically evaluates the collectability of our Notes receivable and considers the need to establish an allowance for doubtful accounts based upon our historical collection experience. We have established an allowance for doubtful accounts of $153,500 as of June 30, 2011 and $59,810 at June 30, 2010.

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

Impairment of Long-Lived Assets - Property and intangible assets are material to our financial statements. Further, these assets are subject to the potential negative effects arising from factors beyond the Company’s control including changing economic conditions. The Company evaluates its tangible and definite-lived intangible assets for impairment annually during our fourth quarter or more frequently in the presence of circumstances or trends that may be indicators of impairment. The evaluation is a two step process. The first step is to compare our undiscounted cash flows, as projected over the remaining useful lives of the assets, to their respective carrying values. In the event that the carrying values are not recovered by future undiscounted cash flows, as a second step, the Company compares the carrying values to the related fair values and, if lower, record an impairment adjustment. For purposes of fair value, the Company generally uses replacement costs for tangible fixed assets and discounted cash flows, using risk-adjusted discount rates, for intangible assets. These estimates are made by competent employees, using the best available information, under the direct supervision of our management. For tangible property, plant and equipment, there have been no changes in assumptions or methodologies in the three and six month periods ended June 30, 2011 as compared to June 30, 2010. The Company did not have definite-lived intangible assets at June 30, 2011 and June 30, 2010.

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

Pursuant to the 2007 Incentive Plan, each of the seven members of the Board of Directors was issued an option exercisable for 50,000 shares of the Company’s common stock, at an exercise price of $1.14. Such options were approved at a meeting of the Board of Directors in March 2007 and were effective as of July 1, 2007. In addition, under the 2007 Incentive Plan, each of the seven members of the Board of Directors was issued an option exercisable for 50,000 shares of the Company’s common stock, at an exercise price of $1.09. The Company did not issue any stock options or warrants pursuant to an equity compensation plan during the three and six month periods ended June 30, 2011 and 2010.

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

The Company uses a trinomial lattice model granted to determine the fair value of stock options and employee stock purchase plan shares. The determination of the fair value of share-based payment awards on the date of grant using an option-valuation model is affected by the Company’s stock price as well as assumptions regarding a number of complex variables. These variables include the Company’s expected stock price volatility over the term of the awards, projected employee stock option exercise behavior, expected risk-free interest rate and expected dividends. In addition to the minimum level of assumptions, we have incorporated into our model the impact of the post vesting exit rate of 50%. No options were granted during the six month period ended June 30, 2011 and 2010.

The following table summarizes the activity related to all Company stock options and warrants for the six month period ended June 30, 2011:

		Stock	Exercise Price Per Share		Weighted Average Exercise Price Per Share
	Warrants	Options	Warrants	Options	Warrants	Options

Outstanding at December 31, 2010	4,179,638	—	$1.50-3.00	—	$1.74	$—

Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Cancelled or expired	—	—	—	—	—	—

Outstanding at June 30, 2011	4,179,638	—	$1.50-3.00	—	$1.74	—

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

The Company’s dilutive common stock equivalent shares as of June 30, 2011 and 2010 include all of the Convertible Preferred shares and any incremental shares associated with the Company’s outstanding warrants and stock options.

See the detailed list of Common Stock Equivalents below.

		Common Stock Equivalents as of
	Exercise	June 30,
Securities	Price	2011	2010

Preferred:

Series A Preferred		286,642	286,642
Series C Preferred		2,246,300	2,246,300
Series E Preferred		1,000,000	1,000,000

Total		3,532,942	3,532,942

Warrants:

Class A Warrants	$1.50	2,218,690	10,369,351
Class B Warrants	$2.25	1,112,487	4,970,824
Class C Warrants	$0.75	—	2,000,000
Class D Warrants	$0.75	—	2,000,000
Class E Warrants	$3.00	—	—
Class F Warrants	$2.25	—	1,000,000
Class BD-2 Warrants	$1.50	477,479	899,162
Class BD-3 Warrants	$2.25	238,740	449,581
Class BD-4 Warrants	$1.50	66,121	66,121
Class BD-5 Warrants	$3.00	66,121	66,121

Total		4,179,638	21,821,160

Total common stock equivalents		7,712,580	25,354,102

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

NOTE 3 – INVENTORY

Inventory consisted of the following components:

	June 30, 2011	December 31, 2010

Raw Materials	$692,321	$523,742
Work-in-Process	211,062	225,916
Finished Goods	279,542	58,072

Total Inventory	$1,182,925	$807,730

NOTE 4 – GOODWILL

The Company’s goodwill is compromised of the following:

Total Goodwill as of December 31, 2009	$—
Earnout for 2010	2,000,000
Impairment Charges	(2,000,000)

Total Goodwill as of December 31, 2010	—
Additions for 2011	—
Impairment Charges	—

Total Goodwill as of June 30, 2011	$—

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

The Company’s goodwill has been fully impaired, there will not be any additional impairment charges related to the 2006 acquisition of DVH.

NOTE 5 – ACCRUED EXPENSES

Accrued expenses consisted of the following:

Category	June 30, 2011	December 31, 2010

Accrued dealer incentive program	$283,280	$266,662
Accrued third party billings	504,485	425,315
Accrued compensation	429,804	102,156
Accrued repurchase commitment	148,230	167,300
Other	194,111	329,129

Total Accrued Expenses	$1,559,910	$1,290,562

NOTE 6 – PRODUCT WARRANTIES

The Company provides the retail home buyer a one-year limited warranty covering defects in material or workmanship in home structure, plumbing and electrical systems. The Company estimated warranty costs are accrued at the time of the sale to the dealer following industry standards and historical warranty cost incurred. Periodic adjustments to the estimated warranty accrual are made as events occur which indicate changes are necessary. As of June 30, 2011, the Company has recorded an accrued liability of $1,245,000 for estimated warranty costs relating to homes sold, based upon management’s assessment of historical experience factors and current industry trends. Management reviews its warranty requirements at the close of each reporting period and adjusts the reserves accordingly.

The following tabular presentation reflects activity in warranty reserves during the periods presented:

	For The Three Month Period Ended		For The Six Month Period Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
Balance at beginning of period	$1,165,000	$1,420,000	$1,290,000	$1,530,000
Warranty charges	557,344	607,711	885,305	1,180,908
Warranty payments	(477,344)	(532,711)	(930,305)	(1,215,908)

Balance at end of period	$1,245,000	$1,495,000	$1,245,000	$1,495,000

NOTE 7 – REVOLVING CREDIT LOANS

On October 14, 2009, Deer Valley entered into Revolving Credit Loan and Security Agreement with Fifth Third Bank, which provides for a revolving line of credit in an amount not to exceed Seven Million Five Hundred Thousand Dollars (the “$7,500,000 Facility”). The $7,500,000 Facility is evidenced by a revolving credit note and secured by accounts receivable, inventory, equipment and all other tangible and intangible personal property of Deer Valley. The purpose of the $7,500,000 Facility is to provide display model financing for dealers of the products produced by DVH. This financing will be provided through DVC’s new subsidiary DVFC and administration of individual dealer loans will initially be handled by a third party administrator. The $7,500,000 Facility has a two year term and has a variable interest rate at 4.00% above LIBOR or 4.38% at June 30, 2011. An event of default such as non-payment of amounts when due under the loan agreement or a breach of a covenant may accelerate the maturity date of the facility. The facility provides for conditions to be met prior to each advance, including financial ratios. As of June 30, 2011, the Company had an outstanding balance of $3,200,000 under the revolving credit loan.

On October 14, 2009, Deer Valley entered into Revolving Credit Loan and Security Agreement with Fifth Third Bank, which provides for a revolving line of credit in an amount not to exceed Five Million Dollars (the “$5,000,000 Facility”). The $5,000,000 Facility is evidenced by a revolving credit note and secured by accounts receivable, inventory, equipment and all other tangible and intangible personal property of Deer Valley. The $5,000,000 Facility is to be utilized for short term working capital financing, letters of credit and as a bridge loan on financing the sale of retail units by DVH. Said financing will be provided through DVC’s new subsidiary DVFC, and administration of individual dealer loans will initially be handled by a third party administrator. The $5,000,000 Facility has a two year term and has a variable interest rate at 2.50% above LIBOR or 2.88% at June 30, 2011. An event of default such as non-payment of amounts when due under the loan agreement or a breach of a covenant may accelerate the maturity date of the facility. The facility provides for conditions to be met prior to each advance, including financial ratios. As of June 30, 2011, the Company had an outstanding balance of $1,000,000 under the revolving credit loan.

The amount available under the revolving credit loans is equal to the lesser of $12,500,000 or an amount based on defined percentages of accounts receivable and inventories reduced by any outstanding letters of credit. At June 30, 2011, $5,245,900 was available under the revolving credit loans after deducting letters of credit of $200,000.

In addition to the revolving line of credit described in the preceding paragraph, DVH, during its normal course of business, is required to issue irrevocable standby letters of credit in the favor of independent third party beneficiaries to cover obligations under repurchase agreements. As of June 30, 2011, no amounts had been drawn on the above irrevocable letters of credit by the beneficiaries.

NOTE 8 – LONG-TERM DEBT

On May 26, 2006, DVH entered into a Loan Agreement with Fifth Third Bank (the “Lender”) providing for a loan of Two Million Dollars ($2,000,000) (the “Loan”) evidenced by a promissory note and secured by a first mortgage on DVH’s properties in Guin, Alabama and Sulligent, Alabama, including the structures and fixtures located thereon, as well as DVH’s interest in any lease thereof. The Loan has a term from May 26, 2006 through June 1, 2011 and has a variable interest rate at 2.25% above LIBOR. At June 30, 2011, the total amount due of $1,582,788 is classified as a current liability. There is no prepayment penalty. Future advances are available under the Loan Agreement, subject to approval by the Lender. Also on May 26, 2006, the Company and DVH guaranteed the Loan. Should Deer Valley default, thereby triggering acceleration of the Loan, the Company would become liable for payment of the Loan. On June 1, 2011 Fifth Third Bank agreed to extend to maturity date on the loan until an amendment to the loan agreement could be finalized. On July 8, 2011, DVHB and the Lender entered into that certain Amendment to Loan Agreement effective June 1, 2011. See Note 16 Subsequent events for additional disclosure data.

NOTE 9 – DERIVATIVE LIABILITIES

Under ASC 815, share-linked contracts which contain full ratchet anti-dilution provisions are not considered indexed to a company’s own stock for purposes of determining whether it meets the first part of the scope exception in ASC 815-10-15-74. The application of this standard required us to (1) evaluate our instrument’s contingent exercise provisions and (2) evaluate the instrument’s settlement provisions. Based upon applying this approach to instruments within the scope of the consensus, we determined that certain of our warrants which were classified in stockholders’ equity on December 31, 2008, no longer met the definition of Indexed to a Company’s Own Stock provided in the Consensus. Accordingly, effective on January 1, 2009, we were required to reclassify those Warrants, at their fair value to liabilities. ASC 815 “Derivatives and Hedging” requires that the fair value of these liabilities be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

The following is a list of the common shares indexed to derivative financial instruments as of June 30, 2011 and December 31, 2010, and other salient terms:

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

The following tables summarize the components of derivative liabilities as of June 30, 2011, December 31, 2010 and activity in our derivative liability balances during the year:

	December 31, 2010	Derivative gains/ (losses)	June 30, 2011
Class A Warrants (Class A-1 & Class A-2)	$138,091	$138,027	$64
Class B Warrants	226,360	152,714	73,646
Class BD-2 Warrants	41,092	41,092	—
Class BD-3 Warrants	9,396	9,396	—
Class BD-4 Warrants	3,022	3,022	—
Class BD-5 Warrants	721	721	—

Fair values	$418,682	$344,972	$73,710

Significant assumptions (or ranges):
Trading market values (1)	$0.72		$0.68
Term (years)	0.6-2.61		0.12-2.25
Volatility (1)	89.38% - 111.12%		45.22% - 95.88%
Risk-free rate (2)	0.19% - 1.05%		0.03% - 0.45%

Fair value hierarchy:

(1)	Level 1 inputs are quoted prices in active markets for identical assets and liabilities, or derived there from. Our trading market values and the volatilities that are calculated thereupon are level 1 inputs.

(2)	Level 2 inputs are inputs other than quoted prices that are observable. We use the current published yields for zero-coupon US Treasury Securities, with terms nearest the remaining term of the warrants for our risk free rate.

(3)	Level 3 inputs are unobservable inputs. Inputs for which any parts are level 3 inputs are classified as level 3 in their entirety. The remaining term used equals the remaining contractual term as our best estimate of the expected term.

ASC 820-10-55-62 Fair Value Measurements and Disclosures provides that for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period, a reconciliation is required of the beginning and ending balances. The reconciliation of our derivative liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of June 30, 2011 is as follows:

Warrant Derivative
Beginning balance, January 1, 2011	$418,682
Total (gains) or losses included in earnings	(291,578)
Issuances	—

Ending balance March 31, 2011	127,104
Total (gains) or losses included in earnings	(53,394)
Issuances	—

Ending balance, June 30, 2011	$73,710

The following tables summarize the effects on our income (loss) associated with changes in the fair values of our derivative financial instruments:

	Three months Ended June 30, 2011	Three months ended June 30, 2010
Class A Warrants (Class A-1 & Class A-2)	$8,960	$71,661
Class B Warrants	42,942	2,983
Class C Warrants	—	29,200
Class D Warrants	—	5,600
Class F Warrants (Class F-1 & Class F-2)	—	1,850
Class BD-2 Warrants	1,241	6,384
Class BD-3 Warrants	72	1,709
Class BD-4 Warrants	172	469
Class BD-5 Warrants	7	152
Final adjustment Put liability	—	32,000

	$53,394	$152,008

NOTE 10 – INCOME TAXES

Income Taxes:

The components of the provision for income taxes are as follows:

June 30, 2011

Current income tax expense/(benefit)	$(23,910)
Deferred income tax expense	116,339

Total income tax expense	$92,429

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

	June 30, 2011
	Amount	Impact on Rate
Income tax expense (benefit) at federal rate	$188,583	34.00%

State tax, net of Federal effect	23,440	4.23%

Permanent Differences:
Meals & Entertainment	11,607	2.09%
Officer’s Life Insurance	669	0.12%
Derivative expense	(131,869)	-23.77%

Total Permanent Differences	$(119,593)	-21.56%

Rounding	$(1)	0.00%

Total income tax expense/(benefit)	$92,429	16.67%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income taxes are as follows:

June 30, 2011

Current Deferred Tax Assets:
Warranty Reserve	$475,914
Repurchase Reserve	56,662
Loan Loss Reserve	58,677
Accrued Legal fees	1,911
Allowance for Doubtful Accounts	15,290

Total Current Deferred Tax Asset	$608,454

Non-Current Deferred Tax Assets:
Goodwill impairment	2,315,694
Valuation Allowance	(402,619)

Total Non-Current Deferred Tax Assets	$1,913,075

Non-Current Deferred Tax Liability:
Accelerated Depreciation	$(68,572)
Sale of Assets	(341)

Total Non-Current Deferred Tax Liability	$(68,913)

Total Deferred Tax Assets (Liabilities) - Net	$2,452,616

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Litigation - The Company in the normal course of business is subject to claims and litigation. Management of the Company is of the opinion that, based on information available, such legal matters will not ultimately have a material adverse effect on the financial position or results of operation of the Company.

Reserve for Repurchase Commitments - DVH is contingently liable under the terms of repurchase agreements with financial institutions providing inventory financing for retailers of DVH’s products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The risk of loss under these agreements is spread over numerous retailers. The price DVH is obligated to pay generally declines over the period of the agreement (typically 18 to 24 months) and the risk of loss is further reduced by the sale value of repurchased homes. The maximum amount for which the Company is contingently liable under repurchase agreements is approximately $3,845,000 at June 30, 2011. As of June 30, 2011 the Company reserved $148,230 for future repurchase losses, based on prior experience and an evaluation of dealers’ financial conditions. DVH to date has not experienced significant losses under these agreements, and management does not expect any future losses to have a material effect on the accompanying financial statements.

NOTE 12 – EQUITY TRANSACTIONS

Series A Convertible Preferred Stock - During the three and six month periods ended June 30, 2011 there were no conversions of Series A Preferred stock into shares of the Company’s common stock.

Common Stock Dividends - There were no dividends paid during the three and six month periods ended June 30, 2011.

Treasury Stock – Pursuant to a common stock repurchase program approved by our Board of Directors, a total of 69,794 shares were purchased during the three month period ended June 30, 2011 at a cost of $49,645 and recorded as treasury stock. A total of 88,899 shares were purchased during the six month period ended June 30, 2011 at a cost of $63,012 and recorded as treasury stock.

NOTE 13 – SEGMENT INFORMATION

Our business segments consist of factory-built housing and financial services. Our financial services business commenced during the fourth quarter of 2009 to provide dealer inventory-secured financing for houses built by the Company. Our chief decision making officer considers income (loss) from operations as the basis to measure segment profitability. The following table summarizes net sales, income (loss) from operations, and identifiable assets by segment for the three and six month periods ended June 30, 2011 and 2010.

	For The Three Months Ended		For The Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Revenues from external customers
Factory-built housing	$7,766,506	$9,134,026	$12,013,642	$15,218,704
Financial Services	114,688	58,225	219,666	91,480

Total Revenues	$7,881,194	$9,192,251	$12,233,308	$15,310,184

Income (loss) from operations
Factory-built housing	$560,004	$711,139	$519,016	$(1,272,029	)(1)
Financial services	21,668	24,902	59,129	(443)
General corporate expenses	(117,724)	(100,203)	(332,852)	(371,359)

Total Income (loss) from operations	$463,948	$635,838	$245,293	$(1,643,831	)(1)

Other income (expense)
Derivative income (expense)	$53,394	$120,008	$344,972	$(3,645)
Other income (expense)	11,108	—	9,508	—
Interest income	4,488	4,797	10,875	9,579
Interest expense	(24,677)	(44,844)	(55,973)	(80,094)

Total Other income (expense)	$44,313	$79,961	$309,382	$(74,160)

Income (loss) before income taxes	508,261	715,799	554,675	(1,717,991	)(1)

Identifiable assets
Factory-built housing	13,741,425	15,793,566
Financial Services	6,290,526	3,777,701
Other	94,928	51,719

	20,126,879	19,622,986

(1)	Includes $2,000,000 of goodwill impairment charges

NOTE 14 – SUBSEQUENT EVENTS

DVHB has a loan from Fifth Third Bank (the “Lender”), with an outstanding principal balance of approximately $ 1,582,788, and secured by a first mortgage on DVHB’s properties in Guin, Alabama and Sulligent, Alabama (the “Real Estate Loan”). On July 8, 2011, DVHB and the Lender entered into that certain Amendment to Loan Agreement effective June 1, 2011, pursuant to which, among matters, (a) DVHB made a cash payment to reduce the outstanding principal balance of the Real Estate Loan to $1,256,000, (b) the term of the Real Estate Loan was extended to June 1, 2016, and (c) the variable interest rate was set at 400 basis points (4.00%) above the One-Month LIBOR-Index Rate. The Real Estate Loan is guaranteed by DVC and DVFC.

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

Our business segments consist of factory-built housing and financial services. Our financial services business commenced during the fourth quarter of 2009 to provide qualified independent retail dealers and developers inventory-secured financing for homes the Company produces. Otherwise, the Company does not maintain separate operating segments for regions and does not separately report financial information by geographic sales area because they are similar products using similar production techniques and sold to the same class of customer. See Note 13 - Segment Information of the notes to Condensed Consolidated Financial Statements for information on our net sales, income (loss) from operations, and identifiable assets by segment for the three and six month periods ended June 30, 2011.

Manufacturing Operations

We produce all of our factory built homes at our plant in Guin, Alabama, which normally function on a single shift, five-day work week. During the second quarter of 2011, the Company’s average production rate was approximately 19 “floors” produced per week. As of June 30, 2011, our backlog of orders stood at 16 production days.

Our plant in Guin, Alabama operated at a capacity of 55% during the quarter ended June 30, 2011. We have one idle plant located in Sulligent, Alabama.

We are currently negotiating a subcontract for the manufacture and delivery of fifty manufactured homes to a governmental agency. We anticipate that our backlog for orders will increase during the third quarter by approximately 10 production days. Although, we believe it is likely that we will enter into such subcontract, there are no guarantees that such subcontract will be finalized.

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

The following discussion examines the results of the Company’s operations for the three and six month periods ended June 30, 2011. This discussion of our financial condition and results of operations should be read in conjunction with our financial statements and notes to the financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment by our management. It is also imperative that one read our December 31, 2010 Annual Report on Form 10-K and subsequent filings on Form 8-K.

HISTORICAL RESULTS – THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2011 AND JUNE 30, 2010.

Revenues. Overall gross revenue for the three month period ended June 30, 2011 was $7,881,194 compared to $9,192,251 for the three month period ended June 30, 2010, representing a decrease of $1,311,057, or approximately 14.3%. Overall gross revenue for the six month period ended June 30, 2011 was $12,233,308 compared to $15,310,184 for the six month period ended June 30, 2010, representing a decrease of $3,076,876, or approximately 20.1%. The decrease in revenue for the three and six month periods ended June 30, 2011 compared to three and six month ended June 30, 2010, is in part attributable to unusual harsh weather conditions in 2011 causing a disruption of business services and delivery of goods and the expiration of the federal homebuyer tax credit during 2010. The federal homebuyer tax credit favorably impacted our revenues for the three month period ended June 30, 2010. Although we remain cautiously optimistic, several challenges such as persistently high unemployment levels, the expiration of the federal homebuyer’s tax credit during 2010 and the threat of more foreclosures continue to hinder a recovery in the housing market. If the current crisis in the national economy generally, or in the housing market specifically, continues for an extended period of time, our operating results could be significantly affected by such market forces. This ongoing crisis has materially impacted liquidity in the financial markets, reducing the availability of wholesale financing for our industry retailers and consumer financing for purchasers of a manufactured homes. The likelihood that we will be able or generate net income in the future must be considered in light of the difficulties facing the manufactured housing industry as a whole, the national and local economies, the credit markets and the financial services industry, the competitive environment in which we operate, and other risks and uncertainties.

Gross Profit. Gross profit for the three month period ended June 30, 2011 was $1,424,857 or 18.1% of total revenue compared to $1,619,117 or 17.6% of total revenue for the three month period ended June 30, 2010. Gross profit for the six month period ended June 30, 2011 was $2,190,948 or 17.9% of total revenue compared to $2,361,194 or 15.4% of total revenue for the six month period ended June 30, 2010. The increase in gross profit as percentage of revenue for the six month period June 30, 2011 as compared to the six month period June 30, 2010 is attributable to our average wholesale price per unit increased to approximately $65,300 from $58,900, for the six month period ended June 30, 2011 compared to the six month period ended June 30, 2010. The increase in gross profits is also a result of lower labor cost for the three and six month period ended June 30, 2011 as compared to the three and six month period ended June 30, 2010. The Company includes the following types of expenses in cost of sales: purchase and receiving costs, freight in, direct labor, supply costs, warehousing, direct and indirect overhead costs, inspection, transfer, actual and accrued warranty, depreciation, and amortization costs.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses for the three month period ended June 30, 2011 were $957,222 compared to $978,013 for the three month period ended June 30, 2010. Selling, general, and administrative expenses for the six month period ended June 30, 2011 were $1,937,739 compared to $1,994,578 for the six month period ended June 30, 2010. The Company includes the following types of expenses in selling, general and administrative expense: sales salaries, sales commissions, bad debt expense, advertising, administrative overhead, administrative salaries and bonuses and legal and professional fees.

Other Income (Expense). Derivative income for the three month period ended June 30, 2011 was $53,394 compared to income of $120,008 for the three month period ended June 30, 2010. Derivative income for the six month period ended June 30, 2011 was $344,972 compared to an expense of $3,645 for the six month period ended June 30, 2010. Our derivative income represents a change in the fair value of our derivative warrants. Since derivative financial instruments are initially and subsequently carried at fair values, our derivative income/expense will reflect the volatility in these estimates and assumption changes. See Note 9 Derivative Liabilities and Note 11 Commitments and Contingencies of the consolidated financial statements for additional disclosure data.

Impairment Charge. The Company’s goodwill was fully impaired in 2010. See Note 4 Goodwill of the consolidated financial statements for additional data disclosure.

Net Income. The net income for the three month period ended June 30, 2011 was $327,485 compared to net income of $603,054 for the three month period ended June 30, 2010. The net income for the six month period ended June 30, 2011 was $462,246 compared to net loss of $1,685,913 for the six month period ended June 30, 2010. This increase in net income for the six month period is primarily due to a non-cash goodwill impairment charge of $2,000,000 taken during the six month period ended June 30, 2010. See Note 4 Goodwill of the consolidated financial statements for additional data disclosure.

Liquidity and Capital Resources

Management believes that the Company currently has sufficient cash flow from operations, available bank borrowings, cash, and cash equivalents to meet its short-term working capital requirements. The Company had $6,599,236 in cash and cash equivalents and short-term investments as of June 30, 2011, compared to $6,895,673 in cash and cash equivalents and short-term investments as of December 31, 2010. Should our costs and expenses prove to greater than we currently anticipate or should we change our current business plan in a manner which will increase or accelerate our anticipated costs or capital demand, such as through the acquisition of new products or increased participation in alternative financing programs for our dealers, our working capital could be depleted at an accelerated rate.

The Company’s operations may require significant use of cash reserves during 2011 compared to prior years. In October 2009, the Company created DVFC, a wholly owned subsidiary to provide short-term inventory-secured loans to qualified retail dealers and developers. Although we anticipate that our dealer finance business will be largely funded by advances under its credit facility with Fifth Third Bank, it is possible that we may continue to use our cash to fund a portion of our financing business.

On October 14, 2009, we obtained from Fifth Third Bank a revolving line of credit in an amount not to exceed Seven Million Five Hundred Thousand Dollars (the “$7,500,000 Facility”) and a second revolving line of credit in an amount not to exceed Five Million Dollars (the “$5,000,000 Facility”). The purpose of the $7,500,000 Facility is to provide display model financing for dealers of the products produced by DVH and the $5,000,000 Facility is utilized for short term working capital financing, letters of credit and as a bridge loan on financing the sale of retail units by DVH. As of June 30, 2011, the aggregate balance on the $7,500,000 Facility and the $5,000,000 Facility was $4,200,000. In addition, we have a real estate loan from Fifth Third that had a balance, as of June 30, 2011, of $1,582,788.

The $7,500,000 Facility and the $5,000,000 Facility are currently scheduled to expire on October 14, 2011. The real estate loan is scheduled to expire on June 1, 2016. Although we anticipate extending the terms for each of the $7,500,000 Facility and the $5,000,000 Facility, if we are unable to do so, and we are unable to find suitable replacement financing, we would be required to use a significant portion of our cash reserves.

1 - Cash flow from operating activities:

For the six month period ended June 30, 2011, operating activities used net cash of $1,623,103 primarily as a result of the following:

(a)	a increase in accounts receivable of $652,177 (a use of cash), due to a seasonal increase as a result of scheduled production shutdown during December 2010, and

(b)	an increase in inventories of $375,195 (a use of cash), primarily as a result of a return to normal production levels subsequent to the holiday shutdown period at December 31, 2010, and

(c)	an increase in inventory finance notes receivable of $1,584,423 (a use of cash), the increase in inventory finance notes receivable is a result of expansion of DVFC to provide short-term inventory-secured loans to qualified retail dealers and developers, and

(d)	an increase in accounts payable and accrued expenses of $481,079 (source of cash), due to a seasonal increase as a result of scheduled production shutdown during December 2010.

For the six month period ended June 30, 2010, operating activities used net cash of $2,948,241 primarily as a result of the following:

(e)	an increase in accounts receivable of $629,239 (a use of cash), due to a seasonal increase as a result of scheduled production shutdown during December 2009, and

(f)	an increase in inventories of $526,081 (a use of cash), primarily as a result of a return to normal production levels subsequent to the holiday shutdown period at December 31, 2009, and

(g)	an increase in inventory finance notes receivable of $2,759,765 (a use of cash), the increase in inventory finance notes receivable is a result of expansion of DVFC to provide short-term inventory-secured loans to qualified retail dealers and developers.

(h)	an increase in accounts payable and accrued expenses of $484,139 (source of cash), Due to a seasonal increase as a result of scheduled production shutdown during December 2009.

2 - Cash flow from investing activities:

The net cash provided by investing activities for the six month period ending June 30, 2011 was $58,678, which reflects sales of available for sale securities and proceeds from sale of equipment, which offset in part by capitalization of normal operating purchases of equipment of $65,571. The net cash used in investing activities for the six month period ending June 30, 2010 was $638,850, which reflects our deposit of $700,000 in escrow pursuant to our commitments under the Earnout Agreement, which were offset in part by sales of available-for-sale securities.

3 - Cash flow from financing activities:

The net cash provided in financing activities for the six month period ending June 30, 2011 was $1,370,688, which relates to proceeds from notes payable of $1,475,000 used to finance our inventory finance notes receivable, which were offset in part by scheduled principal payments of the Company’s commercial real estate mortgage of $41,300, and treasury stock purchases of $63,012. The net cash provided by financing activities for the six month period ending June 30, 2010 was $1,745,964, which relates to proceeds from notes payable of $1,800,000 used to finance our inventory finance notes receivable, which were offset in part by scheduled principal payments of the Company’s commercial real estate mortgage of $54,036.

The Company is contingently liable under the terms of the repurchase agreements with financial institutions providing inventory financing for retailers of our products. For more information on the repurchase agreements, including the Company’s contingent liability there under, please see “Reserve for Repurchase Commitments” below.

DVH, during its normal course of business, is required to issue irrevocable standby letters of credit to cover obligations under its workmen compensation insurance policy in the amount of $200,000. As of June 30, 2011, no amounts had been drawn on the above irrevocable letters of credit by the beneficiaries.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments which affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. For a description of those estimates, see Note 2, Summary of Significant Accounting Policies, contained in the explanatory notes to the Company’s financial statements for the quarter ended June 30, 2011, contained in this filing and the Company’s Form 10-K for December 31, 2010. On an ongoing basis, we evaluate our estimates, including those related to reserves, deferred tax assets, valuation allowances, impairment of long-lived assets, fair value of equity instruments issued to consultants for services, and estimates of costs to complete contracts. We base our estimates on historical experience and on various other assumptions which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities which are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. However, we believe that our estimates, including those for the above-described items, are reasonable.

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

Warranties

We provide our retail buyers with a one-year limited warranty covering defects in material or workmanship, including plumbing and electrical systems. We record a liability for estimated future warranty costs relating to homes sold, based upon our assessment of historical experience and industry trends. In making this estimate, we evaluate historical sales amounts, warranty costs related to homes sold and timing in which any work orders are completed. The Company has accrued a warranty liability reserve of $1,245,000 on its balance sheet as of June 30, 2011. Based on management’s assessment of historical experience and current trends in wholesale shipments and dealer inventories we increased our warranty provision by $80,000 for the quarter year ended June 30, 2011. Although we maintain reserves for such claims, there can be no assurance that warranty expense levels will remain at current levels or that the reserves that we have set aside will continue to be adequate. A large number of warranty claims which exceed our current warranty expense levels could have a material adverse affect upon our results of operations.

Volume Incentives Payable

We have relied upon volume incentive payments to our independent dealers who retail our products. These volume incentive payments are accounted for as a reduction to gross sales, and are estimated and accrued when sales of our factory-built homes are made to our independent dealers. Volume incentive reserves are recorded based upon the annualized purchases of our independent dealers who purchase a qualifying amount of home products from us. We accrue a liability to our dealers, based upon estimates derived from historical payout rates. We had a reserve for volume incentives payable of $283,280 as of June 30, 2011.

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

The maximum amount for which the Company is contingently liable under such agreements amounted to approximately $3,845,000 as of June 30, 2011, as compared to $4,460,000 as of June 30, 2010. As of June 30, 2011 and June 30, 2010, we had reserves of $148,230 and $190,000, respectively, established for future repurchase commitments, based upon our prior experience and evaluation of our independent dealers’ financial conditions. We have increased repurchase reserves as compared to amounts under repurchase obligation based on identified changes in dealers’ financial conditions and the probability of default for the group of dealers identified at an elevated disk of default. Because Deer Valley to date has not experienced any significant losses under these agreements, management does not expect any future losses to have a material effect on our accompanying financial statements.

Allowance for Doubtful Accounts for Inventory Finance Notes Receivable

The Company offers inventory-secured financing for its products to qualified retail dealers and developers. Finance contracts require periodic installments of principal and interest over periods of up to 24 months. The Company periodically evaluates the collectability of our notes receivable and considers the need to establish an allowance for doubtful accounts based upon our historical collection experience. The Company had a total inventory-secured financing receivable of $6,317,965 as of June 30, 2011. We have established an allowance for doubtful accounts of $153,500 as of June 30, 2011 and $59,810 at June 30, 2010.

The risk of loss that we face in connection with inventory-secured financing is lessened by several factors, including the following:

(i)	the financing for our products are spread over a number of independent dealers,

(ii)	historically we have had only isolated instances where we have had our dealers default on floor plan financing, although with the declining market and deteriorating financial conditions of dealer network there is no guarantee that such historical trends will continue, and

(iii)	historically we have been able to resell homes repurchased from third party floor plan lenders at current market prices, although there is no guarantee that we will be able to do so in the future.

Although we maintain an allowance for doubtful accounts, there can be no assurance that such allowance will remain at current levels or that such allowances will be adequate.

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

Derivative Liability

Effective on January 1, 2009, we adopted the requirements of ASC 815 Derivatives and Hedging Activities that revised the definition of “indexed to a company’s own stock” for purposes of continuing classification of derivative contracts linked to our equity instruments. Derivative contracts may be classified in equity only when they both are indexed to a company’s own stock and meet certain conditions for equity classification. Under the revised definition, an instrument (or embedded feature) would be considered indexed to an entity's own stock if its settlement amount will equal the difference between the fair value of a fixed number of the entity's equity shares and a fixed monetary amount. We were unable to continue to carry 21,821,160 warrants in equity because they embodied anti-dilution protections that did not achieve the fixed-for-fixed definition. The reclassification of the fair value of the warrants, amounting to $635,691, to liabilities was recorded on January 1, 2009 as a cumulative effect of a change in accounting principle wherein the original amounts recorded were removed from paid-in capital ($6,172,913) and the difference ($24,673,969), representing the fair value changes, was recorded as an adjustment to beginning accumulated deficit. These derivative liabilities are measured at fair value each reporting period and the changes in the fair value are recorded in our consolidated statement of operations.

The fair value of the derivative warrant liability was $418,682 on December 31, 2010, and $ 73,710 on June 30, 2011. The change in the warrant liability resulted in a derivative income of $344,972 for the six month period ended June 30, 2011. See Note 9 - Derivative Liabilities of the notes to Condensed Consolidated Financial Statements for additional disclosure data.

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

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending June 30, 2011 covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Changes in Internal Controls over Financial Reporting

During the quarter ended June 30, 2011, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Series A Convertible Preferred Stock - During the three and six month periods ended June 30, 2011 there were no conversions of Series A Preferred stock into shares of the Company’s common stock.

Treasury Stock - Pursuant to a common stock repurchase program approved by our Board of Directors, a total of 69,794 shares were purchased during the three month period ended June 30, 2011 at a cost of $49,645 and recorded as treasury stock. A total of 88,899 shares were purchased during the six month period ended June 30, 2011 at a cost of $63,012 and recorded as treasury stock.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs

Month #1 Jan. 1 to Jan. 31, 2011	0	0	0	0

Month #2 Feb. 1 to Feb. 28, 2011	0	0	0	0

Month #3 March 1 to March 31, 2011	19,105	$0.70	0	0

Month #4 April 1 to April 30, 2011	3,794	$0.70	0	0

Month #5 May 1 to May 31, 2011	15,200	$0.72	0	0

Month #6 June 1 to June 31, 2011	50,800	$0.71	0	0

Total (1)	88,899	$.71	0	0

(1)	Total does not include 72,000 shares of the Company’s common stock repurchased by the Company between July 1, 2011 and August 5, 2011 at a average price of $.60 per share.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

3.01	Articles of Incorporation of Deer Valley Corporation. (1)

3.02	Bylaws of Deer Valley Corporation. (1)

4.01	Certificate of Designation, Rights, and Preferences of Series A Convertible Preferred Stock. (1)

4.02	Certificate of Designation, Rights, and Preferences of Series B Convertible Preferred Stock. (1)

4.03	Certificate of Designation, Rights, and Preferences of Series C Convertible Preferred Stock. (1)

4.04	Certificate of Designation, Rights, and Preferences of Series D Convertible Preferred Stock. (1)

4.05	Certificate of Designation, Rights, and Preferences of Series E Convertible Preferred Stock. (2)

10.1	Amendment to Loan Agreement – Real Estate Loan (3)

10.2	Renewal Commercial Promissory Note - $1,256,000(3)

10.3	Guaranty of Loan Agreement – Deer Valley Corporation (3)

10.4	Guaranty of Loan Agreement – Deer Valley Finance Corporation (3)

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 15, 2011. (4)

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 15, 2011. (4)

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 15, 2011. (4)

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 15, 2011. (4)

101.INS	XBRL Instance Document (5)

101.SCH	XBRL Taxonomy Extension Scheme Document (5)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (5)

101.DEF	XBRL Taxonomy Definition Linkbase Document (5)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (5)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (5)

(1)	Previously filed as an exhibit to the Form 8-K, filed with the SEC on July 28, 2006 and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Form 10-QSB, filed with the SEC on November 20, 2006 and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Form 8-K, filed with the SEC on July 12, 2011 and incorporated herein by reference.
(4)	Filed herewith.
(5)	Pursuant to Rule 406T of Regulation S-T, these Interactive Data Files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to the liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Deer Valley Corporation
(Registrant)

Dated: August 15, 2011	By:	/s/ Charles G. Masters
Charles G. Masters
President & Chief Executive Officer