Form 10-Q
period 2011-09-30
DEER VALLEY CORP
filed 2011-11-10
CIK 95047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒ No  ☐

The Registrant had 16,914,344 shares of Common Stock, par value $0.001 per share, outstanding as of November 3, 2011.

Item 1.	Financial Statements

Deer Valley Corporation & Subsidiaries

Condensed Consolidated Financial Statements

Deer Valley Corporation & Subsidiaries

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current Assets:
Cash	$3,981,887	$3,727,228
Short-term investments	27,750	3,168,445
Accounts receivable, net	2,246,181	482,846
Inventory	2,250,609	807,730
Deferred tax asset	590,809	622,052
Inventory finance notes receivable	2,308,555	1,675,856
Prepaid expenses and other current assets	84,592	94,744

Total Current Assets	11,490,383	10,578,901

Fixed Assets:
Property, plant and equipment, net	2,378,146	2,463,151

Other Assets:
Inventory finance notes receivable—net	3,165,723	2,912,467
Deferred tax asset	1,852,147	2,034,931
Other assets	43,892	256,410

Total Other Assets:	5,061,762	5,203,808

Total Assets	$18,930,291	$18,245,860

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities on long term debt	$125,600	$1,624,088
Notes payable	3,025,000	2,725,000
Accounts payable	672,734	163,578
Accrued expenses	1,423,833	1,290,562
Accrued warranties	1,235,000	1,290,000
Warrant liability	16,575	418,682
Income tax payable	123,565	131,453

Total Current Liabilities	6,622,307	7,643,363

Long Term Liabilities:
Long-term debt, net of current maturities	1,088,533	—
Deferred tax liability	59,356	88,028

Total Long Term Liabilities	1,147,889	88,028

Total Liabilities	7,770,196	7,731,391

Stockholders’ Equity:
Series A Preferred stock, $0.01 par value, 750,000 shares authorized, 21,500 and 21,500 shares issued and outstanding, respectively.	214,995	214,995

Series C Preferred stock, $0.01 par value, 26,750 shares authorized, 22,463 and 22,463 shares issued and outstanding, respectively.	224	224

Series E Preferred stock, $0.01 par value, 1,000,000 authorized, 1,000,000 and 1,000,000 shares issued and outstanding, respectively.	10,000	10,000

Common stock, $0.001 par value, 100,000,000 shares authorized, 17,499,517 and 17,499,517 shares issued and 16,914,217 and 17,271,997 outstanding, respectively.	17,501	17,501

Additional paid-in capital	35,783,780	35,783,780

Treasury Stock, at cost; 585,300 and 227,520 shares, respectively	(293,515)	(100,024)

Accumulated deficit	(24,572,890)	(25,412,007)

Total Stockholders’ Equity	11,160,095	10,514,469

Total Liabilities and Stockholders’ Equity	$18,930,291	$18,245,860

See notes to consolidated financial statements

Deer Valley Corporation & Subsidiaries

Condensed Consolidated Statements of Operations

	For The Three Month Period Ended		For The Nine Month Period Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUE	$7,084,225	$8,299,270	$19,317,533	$23,609,454

COST OF REVENUE	5,610,614	6,372,677	15,652,972	19,321,667

GROSS PROFIT	1,473,611	1,926,593	3,664,561	4,287,787

OPERATING EXPENSES:
Depreciation and Amortization	3,339	5,356	11,255	15,802
Selling, general and administrative	931,588	1,020,151	2,869,327	3,014,730
Impairment charge	—	—	—	2,000,000

TOTAL OPERATING EXPENSES	934,927	1,025,507	2,880,582	5,030,532

OPERATING INCOME (LOSS)	538,684	901,086	783,979	(742,745)

OTHER INCOME (EXPENSES)
Derivative (income)	57,135	42,723	402,107	39,078
Interest income	3,174	6,197	14,050	15,776
Other income	211	—	9,719	—
Interest expense	(16,054)	(55,772)	(72,028)	(135,866)

TOTAL OTHER INCOME/(EXPENSES)	44,466	(6,852)	353,848	(81,012)

INCOME/(LOSS) BEFORE INCOME TAXES	583,150	894,234	1,137,827	(823,757)

INCOME TAX (EXPENSE)	(206,280)	(217,266)	(298,709)	(185,188)

NET INCOME/(LOSS)	$376,870	$676,968	$839,118	$(1,008,945)

Net Income (Loss) Per Share (Basic)	$0.02	$0.04	$0.05	$(0.06)

Net Income (Loss) Per Share (Fully Diluted)	$0.02	$0.03	$0.04	$(0.06)

Weighted Average Common Shares Outstanding	17,064,337	17,468,961	17,190,065	17,722,934

Weighted Average Common and Common Equivalent Shares Outstanding	20,673,661	21,001,904	20,725,380	17,722,934

See notes to consolidated financial statements

Deer Valley Corporation & Subsidiaries

Condensed Consolidated Statements of Cash Flows

	For The Nine Month Periods Ended
	September 30, 2011	September 30, 2010
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$839,118	$(1,008,945)
Adjustments to reconcile net income/(loss) to net cash (used in) operating activities:
Depreciation and amortization	187,290	195,033
Derivative (income)	(402,107)	(39,078)
Gain on sale of equipment	(9,719)	—
Goodwill impairment charge	—	2,000,000
Bad debt expense	30,070	94,665
Changes in assets and liabilities:
(Increase)/decrease in receivables	(1,763,336)	(98,121)
(Increase)/decrease in inventories	(1,442,880)	(464,109)
(Increase)/decrease in deferred tax asset	214,027	79,717
(Increase)/decrease in inventory finance receivable	(916,025)	(3,622,741)
(Increase)/decrease in prepayments and other	222,671	349,560
Increase/(decrease) in accounts payable	509,156	245,470
Increase/(decrease) in income tax payable	(7,888)	114,342
Increase/(decrease) in estimated services and warranties	(55,000)	(100,000)
Increase/(decrease) in accrued expenses	133,271	107,355
Increase/(decrease) in deferred tax liability	(28,672)	(45,871)

CASH FLOW (USED) IN OPERATING ACTIVITIES	$(2,490,024)	$(2,192,723)

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted Cash	—	(700,000)
Purchases of equipment	(125,215)	(25,155)
Proceeds from sale of property, plant and equipment	32,649	4,933
Purchases of short-term investments	—	(573,045)
Sales of short-term investments	3,140,695	711,450

CASH FLOW PROVIDED BY/(USED IN) INVESTING ACTIVITIES	$3,048,129	$(581,817)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(409,955)	(78,816)
Proceeds (repayment) of notes payable, net	300,000	2,700,000
Purchases of treasury stock	(193,491)	(60,549)

CASH FLOW (USED IN)/PROVIDED BY FINANCING ACTIVITIES	$(303,446)	$2,560,635

NETINCREASE/(DECREASE) IN CASH	$254,659	$(213,905)
CASH, Beginning	$3,727,228	$6,131,266

CASH, Ending	$3,981,887	$5,917,361

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:

Interest	$187,738	$143,172

Taxes	$121,242	$37,000

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of preferred stock for common stock-net	$—	$37,500

Put liability settlement	$—	$1,291,844

Common stock canceled under earnout agreeement	$—	$2,000,000

See notes to consolidated financial statements

Deer Valley Corporation & Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2011

(unaudited)

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements for the three and nine month periods ended September 30, 2011 and 2010 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The unaudited financial information included in this report includes all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim period. The operations for the three and nine month periods ended September 30, 2011 and 2010 are not necessarily indicative of the results of the full fiscal year.

The condensed consolidated financial statements included in this report should be read in conjunction with the consolidated financial statements and notes thereto included in the Registrant’s December 31, 2010 Annual Report on Form 10-K and subsequent filings on Form 10-Q and Form 8-K.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation—The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

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

Fiscal Year—The Company’s operating subsidiaries, Deer Valley Homebuilders, Inc. (DVH) and Deer Valley Finance Corp. (DVFC), operate on a 52-53 week fiscal year end. For presentation purposes, the reporting period has been presented as ending on September 30, the Company’s quarter end.

Cash Equivalents—The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

The Company maintains its cash balances in two different financial institutions. At September 30, 2011 these balances totaled $3,981,887. The balances are insured by the Federal Deposit Insurance Corporation up to $250,000 or in the case of non-interest bearing accounts, the insurance is unlimited until December 31, 2012. At September 30, 2011, $531,102 of our cash balances exceeded the current FDIC insurance limits.

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

Inventory Finance Notes Receivable—The Company offers inventory-secured financing for its products to qualified retail dealers and developers. Finance contracts require periodic installments of principal and interest over periods of up to 24 months. The Company periodically evaluates the collectability of our notes receivable and considers the need to establish an allowance for doubtful accounts based upon our historical collection experience. We have established an allowance for doubtful accounts of $145,070 as of September 30, 2011 and $94,665 at September 30, 2010.

Goodwill—The Company previously tested goodwill for impairment, at least annually, during the fourth quarter and on an interim basis if an event or circumstance indicate that it is more likely than not that an impairment loss has been incurred. Recoverability of goodwill was evaluated using a two-step process. In the first step, the fair value of our reporting unit is compared to its carrying value. If the fair value of our reporting unit exceeds the carrying value of the net assets assigned to a reporting unit, goodwill is considered not impaired and no further testing is required. If the carrying value of the net assets assigned to a reporting unit exceeds the fair value of a reporting unit, the second step of the impairment test is performed in order to determine the implied fair value of a reporting unit’s goodwill. Determining the implied fair value of goodwill requires valuation of a reporting unit’s tangible and intangible assets and liabilities in a manner similar to the allocation of purchase price in a business combination. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, goodwill is deemed impaired and is written down to its fair value. Similar to the review for impairment of other long-lived assets, the resulting fair value determination is significantly impacted by estimates of future sales for the Company’s products, capital needs, economic trends and other factors. See Note 4 for further discussion regarding the Company’s goodwill.

Impairment of Long-Lived Assets—Property and intangible assets are material to our consolidated financial statements. Further, these assets are subject to the potential negative effects arising from factors beyond the Company’s control including changing economic conditions. The Company evaluates its tangible and definite-lived intangible assets for impairment annually during our fourth quarter or more frequently in the presence of circumstances or trends that may be indicators of impairment. The evaluation is a two step process. The first step is to compare our undiscounted cash flows, as projected over the remaining useful lives of the assets, to their respective carrying values. In the event that the carrying values are not recovered by future undiscounted cash flows, as a second step, the Company compares the carrying values to the related fair values and, if fair value is lower, record an impairment adjustment. For purposes of fair value, the Company generally uses replacement costs for tangible fixed assets and discounted cash flows, using risk-adjusted discount rates, for intangible assets. These estimates are made by competent employees, using the best available information, under the direct supervision of our management. For tangible property, plant and equipment, there have been no changes in assumptions or methodologies in the three and nine month periods ended September 30, 2011 as compared to September 30, 2010. The Company did not have definite-lived intangible assets at September 30, 2011 and September 30, 2010.

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

Cost of Sales—The Company’s factory-built housing segment includes the following types of expenses in cost of sales: purchase and receiving costs, freight in, direct labor, supply costs, warehousing, direct and indirect overhead costs, inspection, transfer, actual and accrued warranty, depreciation, and amortization costs. The Company’s financial services segment includes the following types of expenses in cost of sales: interest expense

Selling, General and Administrative—The Company includes the following types of expenses in selling, general and administrative expense: sales salaries, sales commissions, bad debt expense, advertising, administrative overhead, administrative salaries and bonuses and legal and professional fees.

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

Earnings (Loss) Per Share—The Company uses the guidance set forth under FASB topic ASC 260, “Earnings Per Share” for calculating the basic and diluted loss per share. Basic income/(loss) per share is computed by dividing net income/(loss) and net income/(loss) attributable to common shareholders by the weighted average number of common shares outstanding. Diluted income/(loss) per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive. Common equivalent shares are excluded from the computation of net loss per share if they would be anti-dilutive.

The Company’s dilutive common stock equivalent shares as of September 30, 2011 and 2010 include all of the Convertible Preferred shares and exclude any incremental shares associated with the Company’s outstanding warrants which total 1,272,857, as they were anti-dilutive.

See the detailed list of Common Stock Equivalents below.

	Exercise	Expiration Date	September 30,
Securities	Price		2011	2010
Preferred:

Series A Preferred			286,642	286,642
Series C Preferred			2,246,300	2,246,300
Series E Preferred			1,000,000	1,000,000

Total			3,532,942	3,532,942

Warrants:

Class A Warrants	$1.50	December 4, 2011	160,370	10,369,351
Class B Warrants	$2.25	August 11, 2013	1,112,487	4,970,824
Class C Warrants	$0.75	Expired	—	2,000,000
Class D Warrants	$0.75	Expired	—	2,000,000
Class E Warrants	$3.00	Expired	—	—
Class F Warrants	$2.25	Expired	—	1,000,000
Class BD-2 Warrants	$1.50	Expired	—	899,162
Class BD-3 Warrants	$2.25	Expired	—	449,581
Class BD-4 Warrants	$1.50	Expired	—	66,121
Class BD-5 Warrants	$3.00	Expired	—	66,121

Total			1,272,857	21,821,160

Total common stock equivalents			4,805,799	25,354,102

Basic and diluted net income per share, for the three months ended September 30, 2011, were calculated as follows:

	Basic	Diluted
Numerator
Net income applicable to common stock	$376,870	$376,870

Denominator
Weighted average common shares outstanding	17,064,337	17,064,337
Preferred stock	—	3,609,324

Total	17,064,337	20,673,661

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

NOTE 3—INVENTORY

Inventory consisted of the following components:

	September 30,	December 31,
	2011	2010
Raw Materials	$647,762	$523,742
Work-in-Process	242,939	225,916
Finished Goods	1,359,908	58,072

Total Inventory	$2,250,609	$807,730

NOTE 4—GOODWILL

The Company’s goodwill is compromised of the following:

Total Goodwill as of December 31, 2009	$—
Earnout for 2010	2,000,000
Impairment Charges	(2,000,000)

Total Goodwill as of December 31, 2010	—
Additions for 2011	—
Impairment Charges	—

Total Goodwill as of September 30, 2011	$—

The Company’s market capitalization was significantly impacted by the volatility in the U.S. equity and credit markets and was below the book value of shareholders’ equity as of the end of the Company’s first quarter 2010. As a result, the Company evaluated whether the decrease in its market capitalization reflected factors that would more likely than not reduce the fair value of the Company’s reporting units below their carrying value. Based on a combination of factors, including the economic environment, the sustained period of decline in the Company’s market capitalization, and the implied valuation and discount rate assumptions in the Company’s industry, the Company concluded there were sufficient indicators to perform an interim impairment test of the reporting units and related intangible assets.

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

The Company’s goodwill has been fully impaired; there will not be any additional impairment charges related to the 2006 acquisition of DVH.

NOTE 5—ACCRUED EXPENSES

Accrued expenses consisted of the following:

	September 30,	December 31,
Category	2011	2010
Accrued dealer incentive program	$214,387	$266,662
Accrued third party billings	451,198	425,315
Accrued compensation	454,731	102,156
Accrued repurchase commitment	130,500	167,300
Other	173,017	329,129

Total Accrued Expenses	$1,423,833	$1,290,562

NOTE 6—PRODUCT WARRANTIES

The Company provides the retail home buyer a one-year limited warranty covering defects in material or workmanship in home structure, plumbing and electrical systems. The Company estimated warranty costs are accrued at the time of the sale to the dealer following industry standards and historical warranty cost incurred. Periodic adjustments to the estimated warranty accrual are made as events occur which indicate changes are necessary. As of September 30, 2011, the Company has recorded an accrued liability of $1,235,000 for estimated warranty costs relating to homes sold, based upon management’s assessment of historical experience factors and current industry trends. Management reviews its warranty requirements at the close of each reporting period and adjusts the reserves accordingly.

The following tabular presentation reflects activity in warranty reserves during the periods presented:

	For The Three Month Period Ended		For The Nine Month Period Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
Balance at beginning of period	$1,245,000	$1,495,000	$1,290,000	$1,530,000
Warranty charges	500,809	494,584	1,386,113	1,675,493
Warranty payments	(510,809)	(559,584)	(1,441,113)	(1,775,493)

Balance at end of period	$1,235,000	$1,430,000	$1,235,000	$1,430,000

NOTE 7—REVOLVING CREDIT LOANS

On October 14, 2009, Deer Valley entered into Revolving Credit Loan and Security Agreement with Fifth Third Bank, which provides for a revolving line of credit in an amount not to exceed Seven Million Five Hundred Thousand Dollars (the “$7,500,000 Facility”). The $7,500,000 Facility is evidenced by a revolving credit note and secured by accounts receivable, inventory, equipment and all other tangible and intangible personal property of Deer Valley. The purpose of the $7,500,000 Facility is to provide display model financing for dealers of the products produced by DVH. This financing will be provided through DVC’s new subsidiary DVFC and administration of individual dealer loans will initially be handled by a third party administrator. The $7,500,000 Facility has a two year term and has a variable interest rate at 4.00% above LIBOR or 4.25% at September 30, 2011. An event of default such as non-payment of amounts when due under the loan agreement or a breach of a covenant may accelerate the maturity date of the Facility. The Facility provides for conditions to be met prior to each advance, including financial ratios. As of September 30, 2011, the Company had an outstanding balance of $2,025,000 under the revolving credit loan.

On October 14, 2009, Deer Valley entered into Revolving Credit Loan and Security Agreement with Fifth Third Bank, which provides for a revolving line of credit in an amount not to exceed Five Million Dollars (the “$5,000,000 Facility”). The $5,000,000 Facility is evidenced by a revolving credit note and secured by accounts receivable, inventory, equipment and all other tangible and intangible personal property of Deer Valley. The $5,000,000 Facility is to be utilized for short term working capital financing, letters of credit and as a bridge loan on financing the sale of retail units by DVH. Said financing will be provided through DVC’s new subsidiary DVFC, and administration of individual dealer loans will initially be handled by a third party administrator. The $5,000,000 Facility has a two year term and has a variable interest rate at 2.50% above LIBOR or 2.75% at September 30, 2011. An event of default such as non-payment of amounts when due under the loan agreement or a breach of a covenant may accelerate the maturity date of the Facility. The Facility provides for conditions to be met prior to each advance, including financial ratios. As of September 30, 2011, the Company had an outstanding balance of $1,000,000 under the revolving credit loan.

The amount available under the revolving credit loans is equal to the lesser of $12,500,000 or an amount based on defined percentages of accounts receivable and inventories reduced by any outstanding letters of credit. At September 30, 2011, $4,873,890 was available under the revolving credit loans after deducting letters of credit of $200,000.

In addition to the revolving line of credit described in the preceding paragraph, DVH, during its normal course of business, is required to issue irrevocable standby letters of credit in the favor of independent third party beneficiaries to cover obligations under repurchase agreements. As of September 30, 2011, no amounts had been drawn on the above irrevocable letters of credit by the beneficiaries.

NOTE 8—LONG-TERM DEBT

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

NOTE 9—DERIVATIVE LIABILITIES

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

The following is a list of the warrants treated as derivative liabilities as of September 30, 2011 and December 31, 2010, and other salient terms:

	Exercise Price	September 30, 2011 Common shares indexed	December 31, 2010 Common shares indexed
Class A Warrants (Class A-1 & Class A-2)	$1.50	160,370	2,218,690
Class B Warrants	$2.25	1,112,487	1,112,487
Class BD-2 Warrants	$1.50	—	477,479
Class BD-3 Warrants	$2.25	—	238,740
Class BD-4 Warrants	$1.50	—	66,121
Class BD-5 Warrants	$3.00	—	66,121

Total number of warrants treated as derivative liabilities		1,272,857	4,179,638

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

The following tables summarize the components of derivative liabilities as of September 30, 2011, December 31, 2010 and activity in our derivative liability balances during the year:

	December 31, 2010	Derivative gains/ (losses)	September 30, 2011
Class A Warrants (Class A-1 & Class A-2)	$138,091	$138,091	$—
Class B Warrants	226,360	209,785	16,575
Class BD-2 Warrants	41,092	41,092	—
Class BD-3 Warrants	9,396	9,396	—
Class BD-4 Warrants	3,022	3,022	—
Class BD-5 Warrants	721	721	—

Fair values	$418,682	$402,107	$16,575

Significant assumptions (or ranges):
Trading market values (1)	$0.72		$0.40
Term (years)	0.61-2.61		0.18-1.87
Volatility	89.38%-111.12%		43.86%-91.72%
Risk-free rate (2)	0.19%-1.05%		0.02%-0.11%

Fair value hierarchy:

(1)	Level 1 inputs are quoted prices in active markets for identical assets and liabilities, or derived there from.
(2)	Level 2 inputs are inputs other than quoted prices that are observable. We use the current published yields for zero-coupon US Treasury Securities, with terms nearest the remaining term of the warrants for our risk free rate.
(3)	Level 3 inputs are unobservable inputs. Inputs for which any parts are level 3 inputs are classified as level 3 in their entirety. The remaining term used equals the remaining contractual term as our best estimate of the expected term.

ASC 820-10-55-62 Fair Value Measurements and Disclosures provides that for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period, a reconciliation is required of the beginning and ending balances. The reconciliation of our derivative liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of September 30, 2011 is as follows:

Warrant Liability
Beginning balance, December 31, 2010	$418,682
Total (gains) or losses included in earnings	(291,578)
Issuances	—

Ending balance March 31, 2011	127,104
Total (gains) or losses included in earnings	(53,394)
Issuances	—

Ending balance, June 30, 2011	73,710
Total (gains) or losses included in earnings	(57,135)
Issuances	—

Ending balance, September 30, 2011	$16,575

The following tables summarize the effects on our income (loss) associated with changes in the fair values of our derivative financial instruments:

	Three months Ended	Three months Ended	Nine months Ended	Nine months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Class A Warrants (Class A-1 & Class A-2)	$64	$34,727	$138,091	$76,905
Class B Warrants	57,071	(9,445)	209,785	(63,627)
Class C Warrants	—	16,000	—	32,400
Class D Warrants	—	(6,000)	—	(49,800)
Class F Warrants (Class F-1 & Class F-2)	—	3,625	—	1,900
Class BD-2 Warrants	—	2,877	41,092	6,834
Class BD-3 Warrants	—	674	9,396	1,798
Class BD-4 Warrants	—	212	3,022	503
Class BD-5 Warrants	—	53	721	165

	$57,135	$42,723	$402,107	$7,078

NOTE 10—INCOME TAXES

Income Taxes:

The components of the provision for income taxes are as follows:

Nine months ended
September 30, 2011
Current income tax expense/(benefit)	$113,353
Deferred income tax expense	185,356

Total income tax expense	$298,709

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

	Nine months ended
	September 30, 2011
		Impact on
	Amount	Rate
Income tax expense (benefit) at federal rate	$386,861	34.00%

State tax, net of Federal effect	48,085	4.23%

Permanent Differences:
Meals and entertainment	16,470	1.45%
Officer’s life insurance	1,003	0.09%
Derivative expense	(153,709)	-13.51%

Total permanent differences	$(136,236)	-11.97%

Rounding	$(1)	0.00%

Total income tax expense/(benefit)	$298,709	26.26%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income taxes are as follows:

September 30, 2011
Current Deferred Tax Assets:
Warranty reserve	$472,091
Repurchase reserve	49,885
Loan loss reserve	55,454
Accrued legal fees	1,911
Allowance for doubtful accounts	11,468

Total Current Deferred Tax Asset	$590,809

Non-Current Deferred Tax Assets:
Goodwill impairment	2,254,767
Valuation allowance	(402,620)

Total Non-Current Deferred Tax Assets	$1,852,147

Non-Current Deferred Tax Liability:
Accelerated depreciation	$(59,015)
Sale of assets	(341)

Total Non-Current Deferred Tax Liability	$(59,356)

Total Deferred Tax Assets (Liabilities)—Net	$2,383,600

NOTE 11—COMMITMENTS AND CONTINGENCIES

Litigation - The Company in the normal course of business is subject to claims and litigation. Management of the Company is of the opinion that, based on information available, such legal matters will not ultimately have a material adverse effect on the financial position or results of operation of the Company.

Reserve for Repurchase Commitments – DVH is contingently liable under the terms of repurchase agreements with financial institutions providing inventory financing for retailers of DVH’s products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The risk of loss under these agreements is spread over numerous retailers. The price DVH is obligated to pay generally declines over the period of the agreement (typically 18 to 24 months) and the risk of loss is further reduced by the sale value of repurchased homes. The maximum amount for which the Company is contingently liable under repurchase agreements is approximately $3,555,000 at September 30, 2011. As of September 30, 2011 the Company reserved $130,500 for future repurchase losses, based on prior experience and an evaluation of dealers’ financial conditions. DVH to date has not experienced significant losses under these agreements, and management does not expect any future losses to have a material effect on the accompanying financial statements.

NOTE 12—EQUITY TRANSACTIONS

Series A Convertible Preferred Stock—During the three and nine month periods ended September 30, 2011 there were no conversions of Series A Preferred stock into shares of the Company’s common stock.

Common Stock Dividends—There were no dividends paid during the three and nine month periods ended September 30, 2011.

Treasury Stock—Pursuant to a common stock repurchase program approved by our Board of Directors, a total of 268,881 shares were purchased during the three month period ended September 30, 2011 at a cost of $130,479 and recorded as treasury stock. A total of 357,780 shares were purchased during the nine month period ended September 30, 2011 at a cost of $193,491 and recorded as treasury stock.

NOTE 13—SEGMENT INFORMATION

Our business segments consist of factory-built housing and financial services. Our financial services business commenced during the fourth quarter of 2009 to provide dealer inventory-secured financing for houses built by the Company. Our chief decision making officer considers income (loss) from operations as the basis to measure segment profitability. The following table summarizes net sales, income (loss) from operations, and identifiable assets by segment for the three and nine month periods ended September 30, 2011 and 2010.

	For The Three Months Ended		For The Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
Revenues from external customers
Factory-built housing	$6,956,047	$8,219,265	$18,969,689	$23,437,969
Financial services	128,178	80,005	347,844	171,485

Total revenues	$7,084,225	$8,299,270	$19,317,533	$23,609,454

Income (loss) from operations
Factory-built housing	$574,506	$986,520	$1,093,522	$(285,508	)(1)
Financial services	72,573	23,409	131,702	22,966
General corporate expenses	(108,395)	(108,843)	(441,245)	(480,203)

Total income (loss) from operations	$538,684	$901,086	$783,979	$(742,745	)(1)

Other income (expense)
Derivative income (expense)	$57,135	$42,723	$402,107	$39,078
Other income (expense)	211	—	9,719	—
Interest income	3,174	6,197	14,050	15,776
Interest expense	(16,054)	(55,772)	(72,028)	(135,866)

Total other income (expense)	$44,466	$(6,852)	$353,848	$(81,012)

Income (loss) before income taxes	$583,150	$894,234	$1,137,827	$(823,757	)(1)

Identifiable assets
Factory-built housing	$13,156,287	$16,225,452
Financial services	5,661,853	4,683,121
Other	112,151	100,090

	$18,930,291	$21,008,663

(1)	Includes $2,000,000 of goodwill impairment charges

NOTE 14—SUBSEQUENT EVENTS

Effective October 14, 2011, Deer Valley (a) renewed its Revolving Credit Loan and Security Agreement with Fifth Third Bank, used for display model financing for dealers of the products produced by DVHB (the “Display Model LOC”), and (b) in connection with such renewal, Deer Valley reduced the limits of the Display Model LOC from $7,500,000 to $5,000,000. Historically Deer Valley has not borrowed up to the line of credit limits under the Display Model LOC. The reduced limit will reduce Deer Valley’s future unused line fees associated with the Display Model LOC.

Effective October 14, 2011, Deer Valley (a) renewed its Revolving Credit Loan and Security Agreement with Fifth Third Bank, used for short term working capital financing, letters of credit and as a bridge loan on financing the sale of retail units by DVHB (the “Working Capital LOC”), and (b) in connection with such renewal, Deer Valley reduced the limits of the Working Capital LOC from $5,000,000 to $3,000,000. Historically Deer Valley has not borrowed up to the line of credit limits under the Working Capital LOC. The reduced limit will reduce Deer Valley’s future unused line fees associated with the Working Capital LOC.

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

Our business segments consist of factory-built housing and financial services. Our financial services business commenced during the fourth quarter of 2009 to provide qualified independent retail dealers and developers inventory-secured financing for homes the Company produces. The Company does not maintain separate operating segments for regions and does not separately report financial information by geographic sales area because they are similar products using similar production techniques and sold to the same class of customer. See Note 13—Segment Information of the Notes to Condensed Consolidated Financial Statements for information on our net sales, income (loss) from operations, and identifiable assets by segment for the three and nine month periods ended September 30, 2011 and 2010.

Manufacturing Operations

We produce all of our factory built homes at our plant in Guin, Alabama, which normally function on a single shift, five-day work week. During the third quarter of 2011, the Company’s average production rate was approximately 21 “floors” produced per week. As of September 30, 2011, our backlog of orders stood at 19 production days.

Our plant in Guin, Alabama operated at a capacity of 64% during the quarter ended September 30, 2011. We have one idle plant located in Sulligent, Alabama, which was recently reconfigured and used as a testing facility to accomondate indoor air quality testing requirements for homes manufactuted for a governmental agency.

In August 2011, the Company entered into a $2 million subcontract agreement for the manufacture and delivery of fifty manufactured homes to a governmental agency. As of September 30, 2011, the Company has delivered and included 33 units in revenue based on deliveries on the contract. The remaing 17 units are held in finished goods inventory at September 30, 2011, and were subsequently delivered during October 2011.

We are have, also entered into a subcontract for the manufacture and delivery of an additional fifty manufactured homes to a governmental agency. Although, we believe it is likely that we will enter into such subcontract, there are no guarantees that such subcontract will be finalized.

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

The following discussion examines the results of the Company’s operations for the three and nine month periods ended September 30, 2011. This discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes to the consolidated financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment by our management. It is also imperative that one read our December 31, 2010 Annual Report on Form 10-K and subsequent filings on Form 8-K.

HISTORICAL RESULTS – THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2011 AND SEPTEMBER 30, 2010.

Revenues. Overall gross revenue for the three month period ended September 30, 2011 was $7,084,225 compared to $8,299,270 for the three month period ended September 30, 2010, representing a decrease of $1,215,045, or approximately 14.6%. Overall gross revenue for the nine month period ended September 30, 2011 was $19,317,533 compared to $23,609,454 for the nine month period ended September 30, 2010, representing a decrease of $4,291,921, or approximately 18.2%. The decrease in revenue for the three month period ended September 30, 2011 compared to the three month period ended September 30, 2010, is partially attributable to a temporary disruption in delivery of goods related to a shortage of delivery trucks. The Company experienced a temporary shortage of available delivery trucks during September 2011 as a result of the distance to deliver homes to a governmental agency. The Company anticipates that the deferred revenue related to the disruption in delivery of goods will be recognized during the Company’s next quarter. The decrease in revenue for the nine month period ended September 30, 2011 compared to the nine month period ended September 30, 2010, is in part attributable to a temporary disruption in delivery of goods related to a shortage of delivery trucks during September 2011 and unusual harsh weather conditions in January and April 2011 causing a disruption of business services and delivery of goods and the expiration of the federal homebuyer tax credit during 2010. The federal homebuyer tax credit favorably impacted our revenues for the nine month period ended September 30, 2010. Although we remain cautiously optimistic, several challenges such as persistently high unemployment levels, the expiration of the federal homebuyer’s tax credit during 2010 and the threat of more foreclosures continue to hinder a recovery in the housing market. If the current crisis in the national economy generally, or in the housing market specifically, continues for an extended period of time, our operating results could be significantly affected by such market forces. This ongoing crisis has materially impacted liquidity in the financial markets, reducing the availability of wholesale financing for our industry retailers and consumer financing for purchasers of a manufactured homes. The likelihood that we will be able or generate net income in the future must be considered in light of the difficulties facing the manufactured housing industry as a whole, the national and local economies, the credit markets and the financial services industry, the competitive environment in which we operate, and other risks and uncertainties.

Gross Profit. Gross profit for the three month period ended September 30, 2011 was $1,473,611 or 20.8% of total revenue compared to $1,926,593 or 23.2% of total revenue for the three month period ended September 30, 2010. Gross profit for the nine month period ended September 30, 2011 was $3,664,561 or 19.0% of total revenue compared to $4,287,787 or 18.2% of total revenue for the nine month period ended September 30, 2010. The decrease in gross profit as percentage of revenue for the three month period September 30, 2011 as compared to the three month period September 30, 2010 is attributable to an increase in labor and other direct cost associated with additional processing and testing requirements required for the homes manufactured for a governmental agency. The increase in gross profit as percentage of revenue for the nine month period September 30, 2011 as compared to the nine month period September 30, 2010 is attributable to an our average wholesale price per unit increased to approximately $65,900 from $61,200, for the nine month period ended September 30, 2011 compared to the nine month period ended September 30, 2010. In addition the increase in gross profits is also a result of lower raw material cost for the nine month period ended September 30, 2011 as compared to the nine month period ended September 30, 2010. The Company includes the following types of expenses in cost of sales: purchase and receiving costs, freight in, direct labor, supply costs, warehousing, direct and indirect overhead costs, inspection, transfer, actual and accrued warranty, depreciation, and amortization costs.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses for the three month period ended September 30, 2011 were $931,588 compared to $1,020,151 for the three month period ended September 30, 2010. Selling, general, and administrative expenses for the nine month period ended September 30, 2011 were $2,869,327 compared to $3,014,730 for the nine month period ended September 30, 2010. The Company includes the following types of expenses in selling, general and administrative expense: sales salaries, sales commissions, bad debt expense, advertising, administrative overhead, administrative salaries and bonuses and legal and professional fees.

Other Income (Expense). Derivative income for the three month period ended September 30, 2011 was $57,135 compared to income of $42,723 for the three month period ended September 30, 2010. Derivative income for the nine month period ended September 30, 2011 was $402,107 compared to income of $39,078 for the nine month period ended September 30, 2010. Our derivative income represents a change in the fair value of our derivative warrants. Since derivative financial instruments are initially and subsequently carried at fair values, our derivative income/expense will reflect the volatility in these estimates and assumption changes. See Note 9 Derivative Liabilities of the consolidated financial statements for additional disclosure data.

Impairment Charge. The Company’s goodwill was fully impaired in 2010. See Note 4 Goodwill of the consolidated financial statements for additional data disclosure.

Net Income. The net income for the three month period ended September 30, 2011 was $376,870 compared to net income of $676,968 for the three month period ended September 30, 2010. The net income (loss) for the nine month period ended September 30, 2011 was $839,118 compared to net income (loss) of $(1,008,945) for the nine month period ended September 30, 2010. This increase in net income for the nine month period is primarily due to a non-cash goodwill impairment charge of $2,000,000 taken during the nine month period ended September 30, 2010. See Note 4 Goodwill of the consolidated financial statements for additional data disclosure.

Liquidity and Capital Resources

Management believes that the Company currently has sufficient cash flow from operations, available bank borrowings, cash, and cash equivalents to meet its short-term working capital requirements. The Company had $4,009,637 in cash and cash equivalents and short-term investments as of September 30, 2011, compared to

$6,895,673 in cash and cash equivalents and short-term investments as of December 31, 2010. The decrease in cash and cash equivalents is primarily attributable to (i) an increase in accounts receivable and fininshed goods inventory associated with a longer cash conversion cycle for homes manufactured for a governmental agenc and (ii) use of cash to fund inventory secured financing for our dealers. Should our costs and expenses prove to greater than we currently anticipate or should we change our current business plan in a manner which will increase or accelerate our anticipated costs or capital demand, such as through the acquisition of new products or increased participation in alternative financing programs for our dealers, our working capital could be depleted at an accelerated rate.

To fund the growth in our dealer finance business, the Company’s operations have required significant use of cash reserves during 2011 compared to prior years. In October 2009, the Company created DVFC, a wholly owned subsidiary. The subsidiary was created to provide short-term inventory-secured loans to qualified retail dealers and developers. Although our dealer finance business is largely funded by advances under its credit facility with Fifth Third Bank, the Company has historically used cash reserves to fund a portion of our financing business.

On October 14, 2009, we obtained from Fifth Third Bank a revolving line of credit in an amount not to exceed Seven Million Five Hundred Thousand Dollars (the “$7,500,000 Facility”) and a second revolving line of credit in an amount not to exceed Five Million Dollars (the “$5,000,000 Facility”). The purpose of the $7,500,000 Facility is to provide display model financing for dealers of the products produced by DVH and the $5,000,000 Facility is utilized for short term working capital financing, letters of credit and as a bridge loan on financing the sale of retail units by DVH. As of September 30, 2011, the aggregate balance on the $7,500,000 Facility and the $5,000,000 Facility was $3,025,000. In addition, we have a real estate loan from Fifth Third that had a balance, as of September 30, 2011, of $1,214,133.

Effective October 14, 2011, Deer Valley (a) renewed its Revolving Credit Loan and Security Agreement with Fifth Third Bank, used for display model financing for dealers of the products produced by DVHB (the “Display Model LOC”), and (b) in connection with such renewal, Deer Valley reduced the limits of the Display Model LOC from $7,500,000 to $5,000,000. Historically Deer Valley has not borrowed up to the line of credit limits under the Display Model LOC. The reduced limit will reduce Deer Valley’s future unused line fees associated with the Display Model LOC.

Effective October 14, 2011, Deer Valley (a) renewed its Revolving Credit Loan and Security Agreement with Fifth Third Bank, used for short term working capital financing, letters of credit and as a bridge loan on financing the sale of retail units by DVHB (the “Working Capital LOC”), and (b) in connection with such renewal, Deer Valley reduced the limits of the Working Capital LOC from $5,000,000 to $3,000,000. Historically Deer Valley has not borrowed up to the line of credit limits under the Working Capital LOC. The reduced limit will reduce Deer Valley’s future unused line fees associated with the Working Capital LOC.

1 - Cash flow from operating activities:

For the nine month period ended September 30, 2011, operating activities used net cash of $2,490,024 primarily as a result of the following:

(a)	a increase in accounts receivable of $1,763,336 (a use of cash), approximately $1.6 million of the increase in accounts receivable is related to homes manufactured for a government agency, and

(b)	an increase in inventories of $1,442,880 (a use of cash), primarily attributable to a temporary disruption in delivery of goods related to a shortage of delivery trucks , and

(c)	an increase in inventory finance notes receivable of $916,025 (a use of cash), the increase in inventory finance notes receivable is a result of expansion of DVFC to provide short-term inventory-secured loans to qualified retail dealers and developers, which was offset by

(d)	an increase in accounts payable and accrued expenses of $642,427 (source of cash), due to a seasonal increase as a result of scheduled production shutdown during December 2010, and

(e)	an decrease in prepayments and other assets of $222,671 (source of cash), due to return of deposits under alternative dealer floor plan arrangements

For the nine month period ended September 30, 2010, operating activities used net cash of $2,192,723 primarily as a result of the following:

(f)	an increase in inventories of $464,109 (a use of cash), primarily as a result of a return to normal production levels subsequent to the holiday shutdown period at December 31, 2009, and

(g)	an increase in inventory finance notes receivable of $3,622,741 (a use of cash), the increase in inventory finance notes receivable is a result of expansion of DVFC to provide short-term inventory-secured loans to qualified retail dealers and developers.

(h)	We incurred a net loss of $1,008,945 that includes non-cash items totaling $2,189,801 related to our goodwill impairment charge, derivative income, and depreciation and deferred taxes. Without these non-cash items we generated income of $1,180,856.

2 - Cash flow from investing activities:

The net cash provided by investing activities for the nine month period ending September 30, 2011 was $3,048,129, which reflects sales of available for sale securities of $3,140,695 and proceeds from sale of equipment, which offset in part by capitalization of normal operating purchases of equipment of $125,215. The net cash used in investing activities for the nine month period ending September 30, 2010 was $581,817, which reflects our deposit of $700,000 in escrow pursuant to our commitments under the Earnout Agreement, which were offset in part by sales of available-for-sale securities.

3 - Cash flow from financing activities:

The net cash used in financing activities for the nine month period ending September 30, 2011 was $303,446, which relates to proceeds from notes payable of $300,000 used to finance our inventory finance notes receivable, which were offset in part by scheduled principal payments of the Company’s commercial real estate mortgage of $409,955, and treasury stock purchases of $193,491. The net cash provided by financing activities for the nine month period ending September 30, 2010 was $2,560,635, which relates to proceeds from notes payable of $2,700,000 used to finance our inventory finance notes receivable, which were offset in part by scheduled principal payments of the Company’s commercial real estate mortgage of $78,816, and treasury stock purchases of $60,549.

The Company is contingently liable under the terms of the repurchase agreements with financial institutions providing inventory financing for retailers of our products. For more information on the repurchase agreements, including the Company’s contingent liability there under, please see “Reserve for Repurchase Commitments” below.

DVH, during its normal course of business, is required to issue irrevocable standby letters of credit to cover obligations under its workmen compensation insurance policy in the amount of $200,000. As of September 30, 2011, no amounts had been drawn on the above irrevocable letters of credit by the beneficiaries.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments which affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. For a description of those estimates, see Note 2, Summary of Significant Accounting Policies, contained in the explanatory notes to the Company’s financial statements for the quarter ended September 30, 2011, contained in this filing and the Company’s Form 10-K for December 31, 2010. On an ongoing basis, we evaluate our estimates, including those related to reserves, deferred tax assets, valuation allowances, impairment of long-lived assets, fair value of equity instruments issued to consultants for services, and estimates of costs to complete contracts. We base our estimates on historical experience and on various other assumptions which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities which are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. However, we believe that our estimates, including those for the above-described items, are reasonable.

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

Warranties

We provide our retail buyers with a one-year limited warranty covering defects in material or workmanship, including plumbing and electrical systems. We record a liability for estimated future warranty costs relating to homes sold, based upon our assessment of historical experience and industry trends. In making this estimate, we evaluate historical sales amounts, warranty costs related to homes sold and timing in which any work orders are completed. The Company has accrued a warranty liability reserve of $1,235,000 on its balance sheet as of September 30, 2011. Based on management’s assessment of historical experience and current trends in wholesale shipments and dealer inventories we increased our warranty provision by $10,000 for the quarter ended September 30, 2011. Although we maintain reserves for such claims, there can be no assurance that warranty expense levels will remain at current levels or that the reserves that we have set aside will continue to be adequate. A large number of warranty claims which exceed our current warranty expense levels could have a material adverse affect upon our results of operations.

Volume Incentives Payable

We have relied upon volume incentive payments to our independent dealers who retail our products. These volume incentive payments are accounted for as a reduction to gross sales, and are estimated and accrued when sales of our factory-built homes are made to our independent dealers. Volume incentive reserves are recorded based upon the annualized purchases of our independent dealers who purchase a qualifying amount of home products from us. We accrue a liability to our dealers, based upon estimates derived from historical payout rates. We had a reserve for volume incentives payable of $214,387 as of September 30, 2011.

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

The maximum amount for which the Company is contingently liable under such agreements amounted to approximately $3,555,000 as of September 30, 2011, as compared to $4,490,000 as of September 30, 2010. As of September 30, 2011 and September 30, 2010, we had reserves of $130,500 and $206,700, respectively, established for future repurchase commitments, based upon our prior experience and evaluation of our independent dealers’ financial conditions. Because Deer Valley to date has not experienced any significant losses under these agreements, management does not expect any future losses to have a material effect on our accompanying financial statements.

Allowance for Doubtful Accounts for Inventory Finance Notes Receivable

The Company offers inventory-secured financing for its products to qualified retail dealers and developers. Finance contracts require periodic installments of principal and interest over periods of up to 24 months. The Company periodically evaluates the collectability of our notes receivable and considers the need to establish an allowance for doubtful accounts based upon our historical collection experience. The Company had a total inventory-secured financing receivable of $5,619,348 as of September 30, 2011. We have established an allowance for doubtful accounts of $145,070 as of September 30, 2011 and $94,655 at September 30, 2010.

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

Goodwill

Goodwill is related to the acquisition of DeerValley Acquisitions Corp. and Deer Valley Homebuilders, Inc on January 18, 2006. The Company previously tested goodwill for impairment at least annually, during the fourth quarter and on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. Recoverability of goodwill is evaluated using a two-step process. In the first step, the fair value of our reporting unit is compared to its carrying value. If the fair value of our reporting unit exceeds the carrying value of the net assets assigned to a reporting unit, goodwill is considered not impaired and no further testing is required. If the carrying value of the net assets assigned to a reporting unit exceeds the fair value of a reporting unit, the second step of the impairment test is performed in order to determine the implied fair value of a reporting unit’s goodwill. Determining the implied fair value of goodwill requires valuation of a reporting unit’s tangible and intangible assets and liabilities in a manner similar to the allocation of purchase price in a business combination. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, goodwill is deemed impaired and is written down to the extent of the difference. Similar to the review for impairment of other long-lived assets, the resulting fair value determination is significantly impacted by estimates of future sales for the Company’s products, capital needs, economic trends and other factors. See Note 4 of Consolidated Financial Statements for further discussion regarding the Company’s goodwill.

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

The fair value of the derivative warrant liability was $418,682 on December 31, 2010, and $16,575 on September 30, 2011. The change in the warrant liability resulted in a derivative income of $402,107 for the nine month period ended September 30, 2011. See Note 9—Derivative Liabilities of the notes to Condensed Consolidated Financial Statements for additional disclosure data.

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

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending September 30, 2011 covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Changes in Internal Controls over Financial Reporting

During the quarter ended September 30, 2011, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Series A Convertible Preferred Stock—During the three and nine month periods ended September 30, 2011 there were no conversions of Series A Preferred stock into shares of the Company’s common stock.

Treasury Stock—Pursuant to a common stock repurchase program approved by our Board of Directors, a total of 268,881 shares were purchased during the three month period ended September 30, 2011 at a cost of $130,479 and recorded as treasury stock. A total of 357,780 shares were purchased during the nine month period ended September 30, 2011 at a cost of $193,491 and recorded as treasury stock.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
Month #1 Jan. 1 to Jan. 31, 2011	0	0	0	0
Month #2 Feb. 1 to Feb. 28, 2011	0	0	0	0
Month #3 March 1 to March 31, 2011	19,105	$0.70	0	0
Month #4 April 1 to April 30, 2011	3,794	$0.70	0	0

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
Month #5 May 1 to May 31, 2011	15,200	$0.72	0	0
Month #6 June 1 to June 30, 2011	50,800	$0.71	0	0
Month #7 July 1 to July 31, 2011	72,000	$0.59	0	0
Month #8 August 1 to August 31, 2011	105,131	$0.48	0	0
Month #9 September 1 to September 30, 2011	91,750	$0.41	0	0
Total (1)	357,780	$.54	0	0

(1)	Total does not include 151 shares of the Company’s common stock repurchased by the Company between October 1, 2011 and November 9, 2011 at an average price of $.40 per share.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

3.01	Articles of Incorporation of Deer Valley Corporation. (1)

3.02	Bylaws of Deer Valley Corporation. (1)

4.01	Certificate of Designation, Rights, and Preferences of Series A Convertible Preferred Stock. (1)

4.02	Certificate of Designation, Rights, and Preferences of Series B Convertible Preferred Stock. (1)

4.03	Certificate of Designation, Rights, and Preferences of Series C Convertible Preferred Stock. (1)

4.04	Certificate of Designation, Rights, and Preferences of Series D Convertible Preferred Stock. (1)

4.05	Certificate of Designation, Rights, and Preferences of Series E Convertible Preferred Stock. (2)

10.1	Amendment to Loan Agreement – Real Estate Loan (3)

10.2	Renewal Commercial Promissory Note - $1,256,000(3)

10.3	Guaranty of Loan Agreement – Deer Valley Corporation (3)

10.4	Guaranty of Loan Agreement – Deer Valley Finance Corporation (3)

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 9, 2011. (4)

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 9, 2011. (4)

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 9, 2011. (4)

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 9, 2011. (4)

101.INS	XBRL Instance Document (5)

101.SCH	XBRL Taxonomy Extension Scheme Document (5)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (5)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (5)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (5)

(1)	Previously filed as an exhibit to the Form 8-K, filed with the SEC on July 28, 2006 and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Form 10-QSB, filed with the SEC on November 20, 2006 and incorporated herein by reference.

(3)	Previously filed as an exhibit to the Form 8-K, filed with the SEC on July 12, 2011 and incorporated herein by reference.

(4)	Filed herewith.

(5)	Pursuant to Rule 406T of Regulation S-T, these Interactive Data Files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to the liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Deer Valley Corporation
(Registrant)

Dated: November 9, 2011	By:	/s/ Charles G. Masters
Charles G. Masters
President & Chief Executive Officer