Form 10-K
period 2011-12-31
DEER VALLEY CORP
filed 2012-03-23
CIK 95047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Check if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Check whether the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check whether the registrant submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer	☐	Accelerated Filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company.    Yes  ☐    No  ☒

The issuer’s revenues for its most recent fiscal year were $29,031,632. The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 15, 2012 was $2,483,4061. As of March 15, 2012, the number of shares outstanding of the Registrant’s common stock (excluding 639,245 shares of treasury common stock) was 16,993,606, of which 13,889,348 shares of common stock was held by affiliates.

[1]

Market value based upon sale price of $0.80 occurring on June 30, 2011. Calculation does not account for common shares issuable upon conversion of convertible preferred stock or exercise of common stock purchase warrants.

DEER VALLEY CORPORATION

2011 FORM 10-K

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

Business of the Issuer

Overview

The Company, through its wholly owned subsidiaries Deer Valley Homebuilders, Inc. (“DVH”) and Deer Valley Financial Corp (“DVFC”), designs and manufactures factory built homes and provides dealer inventory-secured financing for our factory built homes. The Company’s manufacturing plant located in Guin, Alabama, produces homes which are marketed in 13 states through a network of independent dealers, builders, developers and government agencies located primarily in the southeastern and south central regions of the United States. Inventory-secured loan financing for our homes is offered to qualified retail dealers and developers, through DVFC, a wholly owned subsidiary created in the fourth quarter 2009.

The Company’s executives are continuing to focus on matters relating to challenges faced by our industry and the general economy. (i) Management has been addressing the well-publicized slowdown in the housing industry by adjusting capacity and rate of production with market demand. The Company will continue to monitor demand and may take additional steps to adjust capacity based on our views of and direction of the industry. (ii) In recognition of an important trend in the housing market toward modular homes and the recurring need for emergency housing as part of the Company’s strategic plan, management will continue to increase the Company’s involvement in the modular segment of the factory-built housing industry. The Company continues to believe that establishing alternative distribution channels will add stability and position the company for growth when market conditions improve. The Company has targeted the production of smaller units (less than 3,000 square feet) that are readily producible, in a cost efficient manner, using the Company’s existing manufacturing capabilities. The Company sells these models to large tract developers, government agencies and individuals through independent dealers. (iii) Management has addressed the limited availability of “dealer inventory financing” with the establishment of its wholly owned subsidiary, (DVFC). The subsidiary was created to provide inventory-secured loans to qualified retail dealers and developers. (iv) The Company continues to focus on operating activities to improve manufacturing efficiencies, reduce overall costs and increase gross margins.

Our business segments consist of factory-built housing and financial services. Our financial services business commenced during the fourth quarter of 2009 to provide qualified independent retail dealers and developers inventory-secured financing for homes the Company produces. Otherwise, the Company does not maintain separate operating segments for regions and does not separately report financial information by geographic sales area because they are similar products using similar production techniques and sold to the same class of customer. See Note 18 - Segment Information of the notes to Consolidated Financial Statements for information on our revenues, income (loss) from operations, and identifiable assets by segment for the periods ended December 31, 2011 and 2010.

Manufacturing Operations

We produce all of our factory built homes at our plant in Guin, Alabama, which normally function on a single shift, five-day work week. The Company’s average production rate was approximately 21 “floors” produced per week, during the fourth quarter of 2011 and approximately 18 “floors” produced per week for the fiscal year 2011. As of December 31, 2011, our backlog of orders stood at 10 days.

Our plant in Guin, Alabama operated at a capacity of 60% and 51% during the quarter ended December 31, 2011 and the fiscal year ended December 31, 2011, respectively. We have one idle plant located in Sulligent, Alabama.

During 2011, the Company entered into two subcontract agreements for the manufacture and delivery of a total of one-hundred manufactured homes to a governmental agency. During 2011, the Company included $3.3 million in revenue based on deliveries on the contracts.

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

While our HUD Code and modular homes are constructed with many of the same components and building materials used in site-built homes, we utilize a cost-efficient assembly line manufacturing process which enables us to produce a quality home at a significantly lower cost per square foot than a traditional, site-built home. Lower costs are achieved through bulk quantity purchase of building materials, production workforce is trained and managed more efficiently and effectively than the system of contract labor typical in the construction industry and the indoor building process allows work crews to avoid delays caused by outside factors, such as inclement weather, vandalism and theft, that are common at traditional home sites.

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

Because the cost of transporting a factory-built home is significant, substantially all of our homes are sold to dealers within a 500 mile radius of our manufacturing facility. DVH arranges, at dealers’ expense, for the transportation of finished homes to dealer locations using independent trucking companies. Customary sales terms are cash-on-delivery or guaranteed payment from an inventory-secured financing source. Dealers or other independent installers are responsible for placing the home on site and connecting utilities.

Backlog of Orders and Sales Policies

Substantially all production of our factory-built homes is initiated against specific orders. As of December 31, 2011, our total backlog of orders stood at $1,485,000, compared to $1,050,000 at December 31, 2010. Dealer orders are subject to cancellation prior to commencement of production, and we do not consider our backlog to be firm orders. Because we operate in an industry where order lead times are extremely short, we do not view backlog at any point in time to be indicative of the level of our future revenues.

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

Products

We currently manufacture and sell both single-section and multi-section models, with the substantial majority of our products being multi-section HUD Code homes. Ninety-nine percent of the HUD Code homes we produced in 2011 consisted of multi-section units (excluding the units for the government agency). All of the homes produced under the subcontract agreement to manufacture and delivery homes to a governmental agency were single-section homes. We offer over 35 different floor plans, ranging in size from approximately 840 to 3,030 square feet. We are constantly introducing new designs, features and accessories to appeal to changing trends and consumer feedback. Many of our homes are customized to homebuyers’ specifications and have features associated with site-built homes, such as central heating and air conditioning, name-brand appliances, carpeting, cabinets, walk-in closets, wall coverings, porches, 1/2 inch drywall, thermally sealed double-paned low-e windows, enhanced insulation, oak cabinets, and six inch exterior wall construction standards. We believe that our willingness to offer heavy built construction standards and customize floor plans and design features to match homebuyers’ preferences is a principal factor which differentiates us from our competitors.

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

The Company continues to expand its product offerings in its modular home line. The homes are currently offered in ten states: Alabama, Arkansas, Illinois, Kansas, Kentucky, Louisiana, Mississippi, Oklahoma, Tennessee and West Virginia. These modular homes include front load porch designs to accommodate the narrow lot lines typical in coastal areas. Our modular homes are constructed to withstand a 110 mile per hour wind load. In addition, we offer an optional 140 mile per hour wind load feature on our modular homes. The Company is seeking to expand into other states with new designs to fulfill the demand among builders and developers for factory-built structures. Typical features in our modular homes include “heavy built” construction very similar to Deer Valley Homebuilders, Inc.’s other offerings. The Company will perform customization in this line of modular homes, as each builder has different needs.

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

Deer Valley is focused on designing affordable factory-built homes with features and construction standards comparable to site-built homes. In addition to offering the consumer options specified in the preceding paragraph, Deer Valley generally offers extensive customization of floor plan designs and exterior elevations to meet specific customer preferences. The following table sets forth certain sales information for 2011 and 2010:

Shipments	2011 - Floors	2011 - Units	2010 - Floors	2010 - Units

HUD-Code	642	321	850	426
Modular	123	58	91	46
Government Agency	100	100	—	—
Total	865	479	941	472

Independent Dealer Network, Sales and Marketing

As of the date of this filing, we had approximately 60 participating independent dealers marketing our factory-built homes at around 70 locations. Our independent dealers are not required to exclusively sell our homes and will typically choose to offer the products of other manufacturers in addition to ours. We do not have written exclusive agreements with our independent dealers and do not have any control over the operations of, or financial interest in, any of our independent dealers. During 2011, the Company had sales to one customer of approximately 11%. These sales were made through the Company’s network of independent distributors. In addition, during 2011, the Company entered into two separate subcontract agreements for the manufacture and delivery of a total of one-hundred manufactured homes to a governmental agency. These sales accounted for approximately 12% of total revenue during 2011. During 2010, the Company did not have sales to any one customer of greater than 10% of total revenue.

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

During the fiscal year ended December 31, 2011, we estimate that the percentage of our revenues (excluding government agency) by region was as follows:

Regions	Primary States	Percentage of Revenue by Region
East South Central	Alabama, Kentucky, Mississippi, Tennessee	40%
West South Central	Arkansas, Louisiana, Oklahoma	42%

South Atlantic	Florida, Georgia, West Virginia	10%

North Central	Kansas, Illinois, Missouri	8%

Our sales staff communicates regularly with each independent retailer in an effort to maintain excellent relationships with our network of independent dealers. Approximately 82% of our sales were to dealers operating in the East South Central and West South Central regions.

Sales information provided above is merely a geographic indicator to the reader of where the Company’s products are sold by region. The Company does not maintain separate operating segments and does not separately report financial information, by geographic sales area or otherwise, for separate operating segments.

Financial Operations

The Company offers inventory-secured financing for its products to a limited number of qualified retail dealers and developers. Products shipped to dealers under the Company’s inventory-secured financing program are recorded by the Company as sales and the dealers obligations to the Company are reflected as inventory finance notes receivable.

Finance contracts require periodic installments of principal and interest over periods of up to twenty-four months. These notes are secured by a first priority secured interest in the inventory collateral and other security depending on borrower circumstances. Dealers who sell products utilizing inventory-secured financing are required to make immediate payment for those products to the Company upon sale to the retail customer. This type of inventory-secured financing accounts for approximately, 40% of the Company’s sales during 2011 and 33% of the Company’s sales during 2010.

Continuing Operations

Factory-Built Homes - Industry Trends

The manufactured housing industry and the Company continue to operate at low production and shipment levels. According to data provided by the Manufactured Housing Institute (“MHI”), our industry shipped approximately 51,000 HUD code manufactured homes for the year ended December 31, 2011, compared to approximately 50,000 HUD code manufactured homes for the year ended December 31, 2010.

The manufactured housing industry and the overall U.S. housing market continues to struggle. General economic challenges including a decline in consumer confidence, an overall softening of demand for new homes and an oversupply of homes available for sale, has been exacerbated by, among other things, a weak overall economy, increased unemployment, homes that have been or will be foreclosed on due to the current economic downturn.

We believe our market and housing in general may have reached bottom: however, we expect that there may be more periods of volatility in the future. We believe that, once the unemployment rate declines and confidence improves, pent-up demand will be released, and, gradually, more buyers will enter the market. We believe the key to full recovery in our business depends on these factors as well as an increased availability of consumer financing for the retail purchase of manufactured homes.

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

The Company has addressed the limited availability of “dealer inventory financing” by the creation of Deer Valley Finance Corp. (DVFC), a wholly owned subsidiary. The subsidiary was created to provide inventory-secured loans to qualified retail dealers and developers. Through the establishment of the new financial subsidiary, Deer Valley has moved to counter the credit squeeze that many of the Company’s existing dealers are experiencing. The existence of DVFC also positions the Company to potentially gain “shelf space” at additional independent dealer sales centers in regions where the Company is not currently represented. The Company continues to fund the financial subsidiary through the reallocation of existing cash reserves in combination with funds available from its commercial bank credit facility with Fifth Third Bank. Administrative services for DVFC’s new inventory-secured loan program are provided by Triad Financial Services, Inc. (“Triad”) of Jacksonville, Florida.

In connection with an inventory-secured financing arrangement, the financial institution that provides the independent dealer financing customarily requires DVH to enter into a separate repurchase agreement with the financial institution, under which DVH is obligated, upon default by the independent dealer, to repurchase the home at the original invoice price less the cost of all damaged/missing items, plus certain administrative and shipping expenses. The repurchase agreement relates to homes located on an authorized dealer’s lot and in new, sellable condition. As a result, the potential repurchase liability may be offset by the value of the repurchased house. The risk of loss which we face under these repurchase agreements is also lessened by additional factors listed under Item 7 of this filing, at “Reserve for Repurchase Commitments.”

As of December 31, 2011, DVH’s contingent repurchase liability under inventory-secured financing arrangements through independent dealers was approximately $3,585,000. While homes repurchased by DVH under inventory-secured financing arrangements are usually sold to other dealers, no assurance can be given that DVH will be able to sell to other dealers homes which it may be obligated to repurchase in the future or that DVH will not suffer more losses with respect to, and as a consequence of, those arrangements than we have accrued in our financial statements.

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

We believe that our willingness to customize floor plans and design features to match customer preferences, offer energy efficient, heavy built homes that exceed industry standards for construction thresholds, offer inventory-secured financing to qualified dealers and developers, offer factory-provided trim-out and installation services, and provide efficient customer service differentiate us from most of our competitors in the factory-built housing industry. By focusing our manufacturing efforts exclusively on HUD Code homes and modular homes on a cost-effective basis and by relying upon our strong network of regional independent dealers within our geographical market, we have been able to minimize our administrative and marketing expenses while providing our customers with a competitively priced product that maximizes value for the purchase price paid for the home. We maintain close relationships with each of our independent dealers and carefully monitor our service responsibilities to the customers who purchase a factory-built home from us.

We compete with other manufacturers, some of which maintain their own wholesale (dealer) and retail (consumer) financing subsidiaries. Companies with greater access to inventory-secured financing and retail financing could have a significant market advantage.

Regulation

The American Housing Rescue and Foreclosure Prevention Act was enacted in 2008 to provide assistance by way of legislation for the housing industry, including the manufactured housing industry. Among other things, the act provides for increased loan limits for chattel (home-only Title I) loans to $69,678 up from the previous limit of $48,600 set in 1992. New Federal Housing Administration (FHA) Title I program guidelines became effective on June 1, 2010. One June 10, 2010, the Government National Mortgage Association (Ginnie Mae) began accepting applications by lenders for participation as issuers of mortgage backed securities backed by Title I loans originated under the new program. Ginnie Mae released related pooling guidelines in November 2010. The issuance of these guidelines provides Ginnie Mae the ability to securitize manufactured homes FHA Title I loans. This will allow lenders to obtain new capital, which can then be used to fund new loans for our customers. Chattel loans have languished in recent years and these changes are meant to broaden opportunities for prospective homeowners. However, a meaningful positive impact in the form of increased home orders has yet to be realized.

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

Our HUD Code and modular homes are also subject to local zoning and housing regulations. Utility connections are subject to state and local regulation, which must be followed by the dealer or other person installing the home. A number of states require HUD Code and modular home producers to post bonds to ensure the satisfaction of consumer warranty claims. Several states have adopted procedures governing the installation of HUD Code and modular homes. We have complied with these requirements in Alabama, Arkansas, Florida, Georgia, Illinois, Kansas, Kentucky, Louisiana, Mississippi, Missouri, Oklahoma, Tennessee, and West Virginia.

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

Employees

As of December 31, 2011, we had 182 employees, all of whom are full-time. None of our employees are represented by a labor union and we consider our relationships with our employees to be good.

ITEM 2.	DESCRIPTION OF PROPERTY

The Company’s executive offices are located in leased office facilities at 3111 W. Dr. MLK Blvd., Ste 100, Tampa, FL 33607. The telephone number at the Company’s executive offices is (813) 885-5998. DVH’s principal manufacturing plant and offices are located at 205 Carriage Street, Guin, Alabama 35563 (the “Guin Property”), and its telephone number is (205) 468-8400. DVH’s principal manufacturing plant and company offices consist of a manufacturing plant with 107,511 square feet, a frame shop with 10,800 square feet, material shed of 23,172 square feet and offices with 11,250 square feet of space. DVH owns the buildings and 25.5 acres underlying these facilities. DVH has executed a mortgage on the Guin Property in favor of a national bank. In addition, DVH owns an idled manufacturing facility with a 65,992 square foot manufacturing plant located on approximately 13 acres of land in Sulligent, Alabama (the “Sulligent Property”). The Sulligent Property was idled in September 2008.

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

During the fourth quarter of the fiscal year which ended on December 31, 2011, no matter was submitted to a vote of security holders.

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

2010 Quarter Ended	High	Low

March 31, 2010	$.50	$.35
June 30, 2010	$.75	$.40
September 30, 2010	$.50	$.27
December 31, 2010	$1.50	$.35

2011 Quarter Ended

March 31, 2011	$1.50	$.27
June 30, 2011	$1.05	$.33
September 30, 2011	$.68	$.40
December 31, 2011	$.60	$.40

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

Holders Of Common Stock

On March 15, 2012, there were 321 registered holders or persons otherwise entitled to hold our common shares pursuant to a shareholders’ list provided by our transfer agent, Computershare Investor Services, N.A. The number of registered shareholders excludes any estimate by us of the number of beneficial owners of common shares held in street name.

Dividends

We have not declared or paid any cash dividends on our common stock since our inception. Any future payment of dividends to holder of common stock will depend upon our results of operations, financial condition, cash requirements, and other factors deemed relevant by our Board of Directors.

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

The Company did not issue any stock options or warrants pursuant to an equity compensation plan during 2011 or 2010. There were no outstanding stock options as of December 31, 2011 and 2010.

In February 2010, the Company’s Board of Directors approved the repurchase and cancellation of all of the options previously issued under the 2007 Incentive Plan. All of such options were repurchased for the nominal sum of $700.

Recent Sales of Unregistered Securities

Except as reported in previous filings, we did not sell any securities in transactions which were not registered under the Securities Act in the fiscal year ended December 31, 2011.

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

Overview

The Company, through its wholly owned subsidiaries DVH and DVFC, designs and manufactures factory built homes and provides dealer inventory-secured financing for our factory built homes. The Company’s manufacturing plant located in Guin, Alabama, produces homes which are marketed in 13 states through a network of independent dealers, builders, developers and government agencies located primarily in the southeastern and south central regions of the United States. Inventory-secured loan financing is offered to qualified retail dealers and developers, through DVFC, a wholly owned subsidiary created in the fourth quarter 2009.

The Company’s executives are continuing to focus on matters relating to challenges faced by our industry and the general economy. (i) Management has been addressing the well-publicized slowdown in the housing industry by adjusting capacity and rate of production with market demand. The Company will continue to monitor demand and may take additional steps to adjust capacity based on our views of and direction of the industry. (ii) In recognition of an important trend in the housing market toward modular homes and the recurring need for emergency housing as part of the Company’s strategic plan, management will continue to increase the Company’s involvement in the modular segment of the factory-built housing industry. The Company continues to believe that establishing alternative distribution channels will add stability and position the company for growth when market conditions improve. The Company has targeted the production of smaller units (less than 3,000 square feet) that are readily producible, in a cost efficient manner, using the Company’s existing manufacturing capabilities. The Company sells these models to large tract developers, government agencies and individuals through independent dealers. (iii) Management has addressed the reduced availability of “dealer inventory financing” with its wholly owned subsidiary, DVFC. The subsidiary was created to provide inventory-secured loans to qualified retail dealers and developers. (iv) The Company continues to focus on operating activities to improve manufacturing efficiencies, reduce overall costs and increase gross margins.

Our business segments consist of factory-built housing and financial services. Our financial services business commenced during the fourth quarter of 2009 to provide qualified independent retail dealers and developers inventory-secured financing for homes the Company produces. Otherwise, the Company does not maintain separate operating segments for regions and does not separately report financial information by geographic sales area because they are similar products using similar production techniques and sold to the same class of customer. See Note 18 - Segment Information of the notes to Consolidated Financial Statements for information on our net sales, income (loss) from operations, and identifiable assets by segment for the periods ended December 31, 2011 and 2010.

During 2011, the Company entered into two subcontract agreements for the manufacture and delivery of a total of one-hundred manufactured homes to a governmental agency. During 2011, the Company included $3.3 million in revenue based on deliveries on the contract.

Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment by our management. Information for the year ended December 31, 2011 and year ended December 31, 2010 is that of the Company on a consolidated basis with DVH and DVFC.

Revenues. The Company had gross revenues of $29,031,632 in fiscal year 2011, as compared to $29,127,893 in fiscal year 2010. Accordingly, revenues decreased $96,261 or a decrease of less than 1% compared to the prior year. Excluding the subcontract of 100 units for a governmental agency, the Company had gross revenues of $25,719,632 in fiscal year 2011, as compared to $29,127,893 in fiscal year 2010. Accordingly, revenue excluding governmental agency units decreased $3,408,261 or a 12% decrease compared to the prior year. The decrease in revenue for 2011, are in part attributable to unusual harsh weather conditions in January and April 2011 causing a disruption of business services and delivery of goods and the expiration of the federal homebuyer tax credit during 2010. The federal homebuyer tax credit favorably impacted our revenues during 2010. Although we remain cautiously optimistic, several challenges such as persistently high unemployment levels, the expiration of the federal homebuyer’s tax credit and the threat of more foreclosures continue to hinder a recovery in the housing market. If the current crisis in the national economy generally, or in the housing market specifically, continues for an extended period of time, our operating results could be significantly affected by such market forces. This ongoing crisis has materially impacted liquidity in the financial markets, reducing the availability of wholesale financing for our industry retailers and consumer financing for purchasers of a manufactured homes. The likelihood that we will be able to sustain our current level of revenue or generate net income in the future must be considered in light of the difficulties facing the manufactured housing industry as a whole, the national and local economies, the credit markets and the financial services industry, the competitive environment in which we operate, and other risks and uncertainties.

Gross Profit. Gross profit was $5,776,881 or 19.9% of total revenue for 2011, compared to $5,501,476 or 18.9% of total revenue for 2010. The increase in gross profit as a percentage of revenue is attributable to our average wholesale price per unit increased to approximately $66,500 from $61,200 for the fiscal year ending 2011 compared to the prior year. The Company includes the following types of expenses in cost of sales: purchase and receiving costs, freight in, direct labor, supply costs, warehousing, direct and indirect overhead costs, inspection, transfer, actual and accrued warranty, depreciation, and amortization costs.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses for the fiscal year ending December 31, 2011 were $3,940,536, compared to $3,793,648 for the fiscal year 2010. Selling, general and administrative cost increased $146,888 for the fiscal year ending December 31, 2011, in comparison to the corresponding period for 2010. As a percentage of revenues, selling, general and administrative expenses increased to 13.6% for the fiscal year ending December 31, 2011 compared to 13.0% for the fiscal year ending December 31, 2010. The increase in our selling, general and administration expenses is due to an increase in administration cost of our financial services segment compared to the same corresponding period for 2010. The Company includes the following types of expenses in selling, general and administrative expense: sales salaries, sales commissions, bad debt expense, advertising, administrative overhead, administrative salaries and bonuses and legal and professional fees.

Impairment Charge. Based on a combination of factors, including the economic environment, the Company’s market capitalization, and the implied valuation and discount rate assumptions in the Company’s industry, the Company concluded that its goodwill was impaired. The Company recorded a non-cash impairment charge of $2,000,000 for the fiscal year ending December 31, 2010. See Note 6 Goodwill of the consolidated financial statements for additional disclosure data.

Other Income (Expense). Derivative income for the year ended December 31, 2011 was $384,196 compared to an expense of $499,451 for the year ended December 31, 2010. Our derivative income/expense represents changes in the fair value of our derivative warrants and the change in fair value of our put liability related to our earnout agreement. These derivative liabilities are sensitive to changes in the trading market price of our common stock and the total number of common shares indexed to derivative instruments. The current year derivative income is due primarily to expiration of 3,067,151 warrants during 2011. The put liability was settled in February 2010 in conjunction with an amendment to our earnout agreement and has not any had effect on derivative income or expense since then. During 2010, another factor affecting our Other Income (Expense) is a gain on extinguishment of $330,712 resulting from the redemption of certain Common Stock Purchase Warrants exercisable for an aggregate of 17,641,522 shares of our common stock. We paid to the sellers a total purchase price of $44,800 to redeem such warrants with a fair value of approximately $375,500. See Note 12 - Derivative Liabilities and Note 9 - Accrued Earnout Payable of the notes to Consolidated Financial Statements for additional disclosure data.

Income Tax Expense. An income tax expense of $696,176 was recognized for the year ended December 31, 2011, compared to $243,957 for the year ended December 31, 2010. For the year ended December 31, 2010, a valuation allowance of $402,617 was recognized to offset potential net operating loss tax benefits. See Note 13 – Income Taxes of the notes to Consolidated Financial Statements for additional disclosure data.

Net Income (Loss). The net income for 2011 was $1,453,607 or .07 per diluted share, compared to net loss of $893,309, or .05 per diluted share, in 2010.

Liquidity and Capital Resources

Management believes that the Company currently has sufficient cash flow from operations, available bank borrowings, cash, and cash equivalents to meet its short-term working capital requirements. The Company had $6,170,048 in cash and cash equivalents and short-term investments as of December 31, 2011, compared to $6,895,673 in cash and cash equivalents and short-term investments as of December 31, 2010. Should our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner which will increase or accelerate our anticipated costs or capital demand, such as through the acquisition of new products, our working capital could be depleted at an accelerated rate.

The Company’s operations may require significant use of cash reserves during 2012 compared to prior years. In October 2009, the Company created DVFC, a wholly owned subsidiary. The subsidiary was created to provide inventory-secured loans to qualified retail dealers and developers. Although we anticipate that our dealer finance business will be largely funded by advances under its credit facility with Fifth Third Bank, it is possible that we may continue to use our cash to fund a portion of our financing business.

For the fiscal year ended December 31, 2011, our operating activities used net cash of $1,449,575, as compared to our operating activities used net cash of $2,074,765 for fiscal year ended December 31, 2010. Our significant change in cash flow is primarily attributable to an increase in our participation in inventory finance receivables as a result of the creation of DVFC to provide inventory-secured loans to qualified retail dealers and developers and an increase in accounts receivable as a result a subcontract for the manufacture and delivery of manufactured homes to a governmental agency

For the fiscal year ended December 31, 2011, operating activities used net cash of $1,449,575 primarily as a result of the following:

(a)	We had net income of $1,453,607

Changes in our operating assets and liabilities are as follows:

(b)	an increase in accounts receivable of $1,562,023 (a use of cash), primarily a result of a subcontract for the manufacture and delivery of manufactured homes to a governmental agency,

(c)	an increase in inventory finance notes receivable of $2,235,561 (use of cash), the increase in inventory finance notes receivable is a result of the creation of DVFC in the fourth quarter 2009 to provide short-term inventory-secured loans to qualified retail dealers and developers, which were offset by

(d)	an increase in accrued income tax payable of $380,201 (source of cash), the increase in income tax payable is a result of increased taxable income, and

(e)	a decrease in accrued dealer incentive programs and repurchase commitments of $79,666 (use of cash), the decrease in dealer incentives and repurchase commitments is a result of lower dealer inventory levels and fewer homes contingently liable for under repurchase obligations

For the fiscal year ended December 31, 2010, operating activities used net cash of $2,074,765 primarily as a result of the following:

(a)	We incurred a net loss of $893,309 that includes non-cash items totaling $2,537,044 related to our goodwill impairment charge, derivative expense, depreciation and deferred tax benefit. Without these non-cash items we generated income of $1,643,735.

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

The net cash provided in investing activities for the fiscal year ended December 31, 2011 was $168,801, which reflects proceeds from the sale of equipment and net short-term investments of $301,840, which were offset by equipment purchases of $133,039. The net cash used by investing activities for the fiscal year ended December 31, 2010 was $814,111, which primarily reflects the net increase in short-term investments. The net cash provided in financing activities for the fiscal year ended December 31, 2011 was $823,594, which relates to proceeds from notes payable of $1,475,000 used to finance our inventory finance notes receivable, which were partially offset by principal payments on long-term debt of $441,335 and purchases of treasury stock at a cost of $210,051. The net cash provided in financing activities for the fiscal year ended December 31, 2010 was $484,838, which relates to proceeds from notes payable of $2,725,000 used to finance our inventory finance notes receivable, which were partially offset by distributions of $2,000,000 under provisions provided by the earnout agreement. See Note 9 – Accrued earnout payable for additional disclosure date regarding earnout agreement. DVH, during its normal course of business, is required to issue irrevocable standby letters of credit to cover obligations under its workmen compensation insurance policy in the amount of $375,000. As of December 31, 2010, no amounts had been drawn on the above irrevocable letters of credit by the beneficiaries.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments which affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. For a description of those estimates, see Note 2, Summary of Significant Accounting Policies, contained in the explanatory notes to the Company’s financial statements for the year ended December 31, 2011, contained in this filing. On an ongoing basis, we evaluate our estimates, including those related to reserves, deferred tax assets, valuation allowances, impairment of long-lived assets, fair value of equity instruments issued to consultants for services, and estimates of costs to complete contracts. We base our estimates on historical experience and on various other assumptions which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities which are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. However, we believe that our estimates, including those for the above-described items, are reasonable.

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

Warranties

We provide our retail buyers with a one-year limited warranty covering defects in material or workmanship, including plumbing and electrical systems. We record a liability for estimated future warranty costs relating to homes sold, based upon our assessment of historical experience and industry trends. In making this estimate, we evaluate historical sales amounts, warranty costs related to homes sold and timing in which any work orders are completed. The Company has accrued a warranty liability reserve of $1,330,000 on its balance sheet as of December 31, 2011 compared with a warranty liability reserve of $1,290,000 on its balance sheet as of December 31, 2010. Based on management’s assessment of historical experience and current trends in wholesale shipments and dealer inventories we increased our warranty provision by $40,000 for the fiscal year ended December 31, 2011. Although we maintain reserves for such claims, there can be no assurance that warranty expense levels will remain at current levels or that the reserves that we have set aside will continue to be adequate. A large number of warranty claims which exceed our current warranty expense levels could have a material adverse affect upon our results of operations.

Volume Incentives Payable

We have relied upon volume incentive payments to our independent dealers who retail our products. These volume incentive payments are accounted for as a reduction to gross sales, and are estimated and accrued when sales of our factory-built homes are made to our independent dealers. Volume incentive reserves are recorded based upon the annualized purchases of our independent dealers who purchase a qualifying amount of home products from us. We accrue a liability to our dealers, based upon estimates derived from historical payout rates. Volume incentive costs represent a significant expense to us, and any significant changes in actual payouts could have an adverse affect on our financial performance. We had a reserve for volume incentives payable of $216,901 as of December 31, 2011, as compared to $266,629 as of December 31, 2010.

Allowance For Loan Loss

The Company offers inventory-secured financing for its products to a limited number of qualified retail dealers and developers. Finance contracts require periodic installments of principal and interest over periods of up to 24 months. These notes are secured by the inventory collateral and other security depending on borrower circumstances.

With respect to our inventory finance notes receivable, the risk of loss is spread over numerous borrowers. In addition to historical experience, borrower inventory levels and activity are monitored in conjunction with a third-party provider to estimate the potential for loss. We have not experienced any losses to date, however the Company anticipates it will be able to resell any repossessed homes, thereby mitigating loss experience. If a default occurs and collateral is lost, the Company is exposed to loss of the full value of the note receivable. We had an allowance for loan loss of $200,940 as of December 31, 2011, as compared to $115,000 as of December 31, 2010.

Reserve for Repurchase Commitments

Most of our independent dealers finance their purchases under a wholesale inventory-secured financing arrangement under which a financial institution provides the dealer with a loan for the purchase price of the home and maintains a security interest in the home as collateral. When entering into an inventory-secured arrangement, the financial institution routinely requires that we enter into a separate repurchase agreement with the lender, under which we are obligated, upon default by the independent dealer, to repurchase the factory-built home at our original invoice price less the cost of administrative and shipping expenses. Our potential loss under a repurchase obligation depends upon the estimated net resale value of the home, as compared to the repurchase price that we are obligated to pay. This amount generally declines on a predetermined schedule over a period that usually does not exceed 24 months.

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

The maximum amount for which the Company is contingently liable under such agreements amounted to approximately $3,585,000 at December 31, 2011, as compared to $3,650,000 at December 31, 2010. As of December 31, 2011 and December 31, 2010, we had reserves of $131,395 and $167,300, respectively, established for future repurchase commitments, based upon our prior experience and evaluation of our independent dealers’ financial conditions. We have decreased repurchase reserves as compared to amounts under repurchase obligation based on identified changes in dealers’ financial conditions and the probability of default for the group of dealers identified at an elevated disk of default. Because Deer Valley to date has not experienced any significant losses under these agreements, management does not expect any future losses to have a material effect on our accompanying financial statements.

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

Off-Balance Sheet Arrangements

None

ITEM 8.	FINANCIAL STATEMENTS

Deer Valley Corporation & Subsidiaries

Consolidated Financial Statements

For the Years Ended December 31, 2011 and 2010.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Deer Valley Corporation

Tampa, Florida

We have audited the accompanying consolidated balance sheets of Deer Valley Corporation and Subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two year period December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Deer Valley Corporation and Subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Meeks International, LLC

Tampa, Florida

March 23, 2012

Deer Valley Corporation & Subsidiaries

Consolidated Balance Sheets

	December 31, 2011	December 31, 2010
ASSETS

Current Assets:
Cash	$3,270,048	$3,727,228
Short-term investments	2,900,000	3,168,445
Accounts receivable, net	2,044,869	482,846
Inventory	1,041,879	807,730
Deferred tax asset	661,048	622,052
Inventory finance notes receivable	3,392,085	1,675,856
Prepaid expenses and other current assets	96,735	94,744

Total Current Assets	13,406,664	10,578,901

Fixed Assets:
Property, plant and equipment, net	2,330,291	2,463,151

Other Assets:
Inventory finance notes receivable, net	3,345,858	2,912,467
Deferred tax asset	1,791,220	2,034,931
Other assets	43,118	256,410

Total Other Assets:	5,180,196	5,203,808

Total Assets	$20,917,151	$18,245,860

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Current maturities on long term debt	$125,600	$1,624,088
Revolving credit loans	4,200,000	2,725,000
Accounts payable	410,324	163,578
Accrued expenses	1,411,883	1,290,562
Accrued warranties	1,330,000	1,290,000
Warrant liability	34,486	418,682
Income tax payable	511,654	131,453

Total Current Liabilities	8,023,947	7,643,363

Long Term Liabilities:
Long-term debt, net of current maturities	1,057,133	—
Deferred tax liability	78,046	88,028

Total Long Term Liabilities	1,135,179	88,028

Total Liabilities	9,159,126	7,731,391

Commitments and Contingencies (Note 14)

Stockholders’ Equity:
Series A Preferred stock, $0.01 par value, 750,000 shares authorized, 21,500 and 21,500 shares issued and outstanding, respectively.	215	215
Series C Preferred stock, $0.01 par value, 26,750 shares authorized, 22,463 and 22,463 shares issued and outstanding, respectively.	224	224
Series E Preferred stock, $0.01 par value, 1,000,000 authorized, 1,000,000 and 1,000,000 shares issued and outstanding, respectively.	10,000	10,000

Common stock, $0.001 par value, 100,000,000 shares authorized, 17,499,517 and 17,499,517 shares issued and 16,878,063 and 17,271,997 outstanding, respectively.	17,501	17,501

Additional paid-in capital	35,998,560	35,998,560

Treasury Stock, at cost; 621,454 and 227,520 shares, respectively	(310,075)	(100,024)

Accumulated deficit	(23,958,400)	(25,412,007)

Total Stockholders’ Equity	11,758,025	10,514,469

Total Liabilities and Stockholders’ Equity	$20,917,151	$18,245,860

See notes to consolidated financial statements

Deer Valley Corporation & Subsidiaries

Consolidated Statements of Operations

	For the years ended December 31,
	2011	2010

REVENUE	$29,031,632	$29,127,893

COST OF REVENUE	23,254,751	23,626,417

GROSS PROFIT	5,776,881	5,501,476

OPERATING EXPENSES:
Depreciation and Amortization	14,394	20,798
Selling, general and administrative	3,940,536	3,793,648
Impairment charge	—	2,000,000

TOTAL OPERATING EXPENSES	3,954,930	5,814,446

OPERATING INCOME (LOSS)	1,821,951	(312,970)

OTHER INCOME (EXPENSES)
Derivative income (expense)	384,196	(499,451)
Gain on extinguishment	—	330,712
Interest income	18,356	22,617
Other income	10,508	—
Interest expense	(85,228)	(190,260)

TOTAL OTHER INCOME/(EXPENSES)	327,832	(336,382)

INCOME/(LOSS) BEFORE INCOME TAXES	2,149,783	(649,352)

INCOME TAX (EXPENSE)	(696,176)	(243,957)

NET INCOME/(LOSS)	$1,453,607	$(893,309)

Net Income (Loss) Per Share (Basic)	$0.08	$(0.05)
Net Income (Loss) Per Share (Fully Diluted)	$0.07	$(0.05)

Weighted Average Common Shares Outstanding	17,117,838	17,626,088
Weighted Average Common and Common Equivalent Shares Outstanding	20,650,780	17,626,088

See notes to consolidated financial statements

Deer Valley Corporation & Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2011 and 2010

	Preferred Series A		Preferred Series C		Preferred Series E
	Shares	Amount	Shares	Amount	Shares	Amount

Balance - December 31, 2009	25,250	$252,495	22,463	$224	1,000,000	$10,000

Reclassification related to prior year period	—	$(214,780)	—	$—	—	$—
Conversion of Series A Preferred	(3,750)	(37,500)	—	—	—	—
Common Stock purchase related to amended Earnout Agreement	—	—	—	—	—	—
Treasury Stock purchase at cost	—	—	—	—	—	—
Net Loss	—	—	—	—	—	—

Balance - December 31, 2010	21,500	$215	22,463	$224	1,000,000	$10,000

Conversion of Series A Preferred	—	—	—	—	—	—
Treasury Stock purchase at cost	—	—	—	—	—	—
Net Income	—	—	—	—	—	—

Balance - December 31, 2011	21,500	$215	22,463	$224	1,000,000	$10,000

See notes to consolidated financial statements

Deer Valley Corporation & Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2011 and 2010

	Common		Additional	Common Stock
	Shares	Amount	Paid in Capital	Payable-Earnout

Balance - December 31, 2009	19,449,517	$19,451	$36,452,486	$(2,000,000)

Reclassification related to prior year period	—	$—	$214,780	$—
Conversion of Series A Preferred	50,000	50	37,450
Common Stock purchase related to amended Earnout Agreement	(2,000,000)	(2,000)	(706,156)	2,000,000
Treasury Stock purchase at cost	—	—	—	—
Net Loss	—	—	—	—

Balance - December 31, 2010	17,499,517	$17,501	$35,998,560	$—

Conversion of Series A Preferred	—	—	—	—
Treasury Stock purchase at cost	—	—	—	—
Net Income	—	—	—	—

Balance - December 31, 2011	17,499,517	$17,501	$35,998,560	$—

See notes to consolidated financial statements

Deer Valley Corporation & Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2011 and 2010

	Treasury		Accumulated
	Shares	Amount	Deficit	Total

Balance - December 31, 2009	—	$—	$(24,518,698)	$10,215,958

Reclassification related to prior year period	—	$—	$—	—
Conversion of Series A Preferred	—	—	—	—
Common Stock purchase related to amended Earnout Agreement	—	—	—	1,291,844
Treasury Stock purchase at cost	(227,520)	(100,024)	—	(100,024)
Net Loss	—	—	(893,309)	(893,309)

Balance - December 31, 2010	(227,520)	$(100,024)	$(25,412,007)	$10,514,469

Conversion of Series A Preferred	—	—	—	—
Treasury Stock purchase at cost	(393,934)	(210,051)	—	(210,051)
Net Income	—	—	1,453,607	1,453,607

Balance - December 31, 2011	(621,454)	$(310,075)	$(23,958,400)	$11,758,025

See notes to consolidated financial statements

Deer Valley Corporation & Subsidiaries

Consolidated Statements of Cash Flows

	For the years ended December 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$1,453,607	$(893,309)
Adjustments to reconcile net income/(loss) to net cash provided for/used in operating activities:
Depreciation and amortization	243,012	259,617
Derivative (income)/expense	(384,196)	499,451
Gain on sale of equipment	(10,508)	—
Gain on extinguishment	—	(330,712)
Goodwill impairment charge	—	2,000,000
Bad debt expense	85,940	115,000
Changes in assets and liabilities:
(Increase)/decrease in receivables	(1,562,023)	345,646
(Increase)/decrease in inventories	(234,150)	(69,436)
(Increase)/decrease in deferred tax asset	204,715	144,344
(Increase)/decrease in inventory finance receivable	(2,235,561)	(3,685,583)
(Increase)/decrease in prepayments and other	211,303	229,380
Increase/(decrease) in accounts payable	246,746	(41,257)
Increase/(decrease) in income tax payable	380,201	97,431
Increase/(decrease) in estimated services and warranties	40,000	(240,000)
Increase/(decrease) in accrued expenses	121,321	(469,681)
Increase/(decrease) in deferred tax liability	(9,982)	(35,656)

CASH FLOW (USED) IN OPERATING ACTIVITIES	$(1,449,575)	$(2,074,765)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(133,039)	(25,155)
Proceeds from sale of property, plant and equipment	33,395	6,889
Purchases of short-term investments	(2,900,000)	(1,553,045)
Sales of short-term investments	3,168,445	757,200

CASH FLOW PROVIDED BY/(USED) IN INVESTING ACTIVITIES	$168,801	$(814,111)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(441,355)	(95,336)
Proceeds from revolving credit loans	11,775,000	9,267,308
Repayments of revolving credit loans	(10,300,000)	(6,542,308)
Warrant redemption	—	(44,802)
Purchases of treasury stock	(210,051)	(100,024)
Payment of distributions under earnout provision	—	(2,000,000)

CASH FLOW PROVIDED BY FINANCING ACTIVITIES	$823,594	$484,838

NET (DECREASE) IN CASH	$(457,180)	$(2,404,038)
CASH, Beginning	$3,727,228	$6,131,266

CASH, Ending	$3,270,048	$3,727,228

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$233,949	$183,266

Taxes	$121,242	$37,000

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of preferred stock for common stock-net	$—	$37,500

Put liability settlement	$—	$1,291,844

Common stock canceled under earnout agreement	$—	$2,000,000

See notes to consolidated financial statements

Deer Valley Corporation & Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2011 and 2010

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Operations – Deer Valley Corporation (“The Company”), through its wholly-owned subsidiaries, Deer Valley Homebuilders, Inc. (“DVH”), an Alabama corporation and Deer Valley Financial Corp (“DVFC”) a Florida corporation designs, manufactures and provides dealer inventory-secured financing for the Company’s homes. The Company manufactures its factory-built homes at its principal manufacturing plant located in Guin, Alabama and the Company owns a separate idled manufacturing plant in Sulligent, Alabama. The Company’s homes are marketed in 13 states through a network of independent dealers, builders, developers and government agencies located primarily in the southeastern and south central regions of the United States. Inventory-secured loan financing is offered to qualified retail dealers and developers, through DVFC, a wholly owned subsidiary. The Company relies upon a team of regional sales directors and independent dealers to market the factory-built homes in retail locations.

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

Basis of Presentation – This summary of significant accounting policies is presented to assist in understanding the consolidated financial statements. The consolidated financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the consolidated financial statements.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications – To maintain consistency and comparability, certain reclassifications have been made related to the prior year period to conform to the current period presentation. These reclassifications had no effect on previously reported income, net earnings or stockholders’ equity.

Principles of Consolidation – The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Accounting Estimates – The Company’s financial statements are prepared in conformity with accounting principles generally accepted in the United States of America which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We believe our significant estimates include, allowance for credit losses, our warranty liability, volume incentives payable, and reserve for repurchase commitments.

Fiscal Year – The Company operates on a 52-53 week fiscal year end. For presentation purposes, the periods have been presented as ending on December 31.

Cash Equivalents – The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

The Company maintains its cash balances in three different financial institutions. At December 31, 2011 these balances totaled $3,270,048. The balances are insured by the Federal Deposit Insurance Corporation up to $250,000 or in the case of non-interest bearing checking accounts, the insurance is unlimited until December 31, 2012. At December 31, 2011, $632,857 of our cash balances exceeded the current FDIC insurance limits.

Investments – Short-term investments are comprised of Variable Rate Demand Bonds (“VRDB’s”). In accordance with FASB Topic ASC 320, Investments-Debt and Equity Securities, based on our ability to market and sell these instruments and our intent to not hold such instruments until maturity, we classify such variable rate demand bonds as available-for-sale, and carry them at their fair value. VRDB’s are similar to short-term debt instruments because their interest rates are reset periodically. Investments in these securities can be sold for cash on the auction date. We classify VRDB’s as short-term or long-term investments based on the reset dates.

During the fourth quarter of 2010, we reclassified VRDB’s from cash and cash equivalents to short-term investments for all periods presented. The fair value of the securities reclassified was $3,168,445 at December 31, 2010. These reclassifications had no effect on previously reported income, net earnings or stockholders’ equity.

Accounts Receivable – Accounts receivable represent balances due from dealers. Credit risk associated with balances due from dealers is evaluated by management relative to financial condition and past payment experience. As a result of management’s reviews reserves for uncollectible amounts have been recorded in the accompanying financial statements. At December 31, 2011 and 2010, reserves for uncollectible accounts are $15,000 and $15,000, respectively.

Inventories – Inventories are stated at the lower of cost (first-in, first-out method) or market. Work-in-process and finished goods inventories include an allocation for labor and overhead costs.

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

Property, Plant, and Equipment – Property, plant and equipment is stated at cost and depreciated over the estimated useful lives of the related assets ranging from 5 to 40 years primarily using the straight-line method. Maintenance and repairs are expensed as incurred.

Category	Useful Life

Land improvements	10 years
Buildings	40 years
Machinery and equipment	5-10 years
Furniture and fixtures	5-10 years

Goodwill – The Company previously tested goodwill for impairment, at least annually, during the fourth quarter and on an interim basis if an event or circumstance indicate that it is more likely than not that an impairment loss has been incurred. Recoverability of goodwill is evaluated using a two-step process. In the first step, the fair value of our reporting unit is compared to its carrying value. If the fair value of our reporting unit exceeds the carrying value of the net assets assigned to a reporting unit, goodwill is considered not impaired and no further testing is required. If the carrying value of the net assets assigned to a reporting unit exceeds the fair value of a reporting unit, the second step of the impairment test is performed in order to determine the implied fair value of a reporting unit’s goodwill. Determining the implied fair value of goodwill requires valuation of a reporting unit’s tangible and intangible assets and liabilities in a manner similar to the allocation of purchase price in a business combination. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, goodwill is deemed impaired and is written down to its fair value. Similar to the review for impairment of other long-lived assets, the resulting fair value determination is significantly impacted by estimates of future sales for the Company’s products, capital needs, economic trends and other factors. See Note 6 for further discussion regarding the Company’s goodwill.

Impairment of Long-Lived Assets – Property and intangible assets are material to our consolidated financial statements. Further, these assets are subject to the potential negative effects arising from factors beyond the Company’s control including changing economic conditions. The Company evaluates its tangible and definite-lived intangible assets for impairment annually during our fourth quarter or more frequently in the presence of circumstances or trends that may be indicators of impairment. The evaluation is a two step process. The first step is to compare our undiscounted cash flows, as projected over the remaining useful lives of the assets, to their respective carrying values. In the event that the carrying values are not recovered by future undiscounted cash flows, as a second step, the Company compares the carrying values to the related fair values and, if fair value is lower, record an impairment adjustment. For purposes of fair value, the Company generally uses replacement costs for tangible fixed assets and discounted cash flows, using risk-adjusted discount rates, for intangible assets. These estimates are made by competent employees, using the best available information, under the direct supervision of our management. For tangible property, plant and equipment, there have been no changes in assumptions or methodologies the year ended December 31, 2011 as compared to December 31, 2010. The Company did not have definite-lived intangible assets at December 31, 2011 and December 31, 2010.

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

Dealer Incentive Programs – The Company provides rebates to dealers based upon a predetermined formula applied to the volume of homes sold to the dealer during the year. These rebates are recorded at the time the dealer sales are consummated and are recorded as a reduction of revenue.

Advertising Costs – Advertising costs are charged to operations when incurred and are included in operating expenses. Advertising costs for the periods ending December 31, 2011 and 2010 were $88,619 and $74,115, respectively.

Concentration of Sales to Certain Customers – During 2011, the Company had sales to one customer of approximately 11%. These sales were made through the Company’s network of independent distributors. In addition, during 2011, the Company entered into two separate subcontract agreements for the manufacture and delivery of a total of one-hundred manufactured homes to a governmental agency. These sales accounted for approximately 12% of total revenue during 2011. During 2010, the Company did not have sales to any one customer of greater than 10% of total revenue.

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

Fair Value of Financial Instruments – The carrying value of the Company’s cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value because of the short-term nature of these instruments.

Financial instruments – Financial instruments consist of cash, evidence of ownership in an entity, and contracts that both (i) impose on one entity a contractual obligation to deliver cash or another financial instrument to a second entity, or to exchange other financial instruments on potentially unfavorable terms with the second entity, and (ii) conveys to that second entity a contractual right (a) to receive cash or another financial instrument from the first entity, or (b) to exchange other financial instruments on potentially favorable terms with the first entity. Accordingly, our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and derivative financial instruments.

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

Pursuant to the 2007 Incentive Plan, each of the seven members of the Board of Directors was issued an option exercisable for 50,000 shares of the Company’s common stock, at an exercise price of $1.14. Such options were approved at a meeting of the Board of Directors in March 2007 and were effective as of July 1, 2007. In addition, under the 2007 Incentive Plan, each of the seven members of the Board of Directors was issued an option exercisable for 50,000 shares of the Company’s common stock, at an exercise price of $1.09. The Company did not issue any stock options or warrants pursuant to an equity compensation plan during 2011 or 2010.

In February 2010, the Company’s Board of Directors approved the repurchase and cancellation of the entire 700,000 share options issued to the Board of Directors. These options were repurchased for the nominal sum of $700.

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

The Company uses a trinomial lattice model granted to determine the fair value of stock options and employee stock purchase plan shares. The determination of the fair value of share-based payment awards on the date of grant using an option-valuation model is affected by the Company’s stock price as well as assumptions regarding a number of complex variables. These variables include the Company’s expected stock price volatility over the term of the awards, projected employee stock option exercise behavior, expected risk-free interest rate and expected dividends. In addition to the minimum level of assumptions, we have incorporated into our model the impact of the post vesting exit rate of 50%. No options were granted during the years ended December 31, 2011 and 2010.

The following table summarizes the activity related to all Company stock options and warrants for the year ended December 31, 2011 and 2010:

		Stock	Exercise Price Per Share		Weighted Average Exercise Price Per Share
	Warrants	Options	Warrants	Options	Warrants	Options

Outstanding at December 31, 2009	21,821,160	700,000	$0.75-3.00	—	$1.64	1.12

Granted	—	—	$—	—	$—	$—
Exercised	—	—	$—	—	$—	—
Cancelled or expired	(17,641,522)	(700,000)	$.75-3.00	—	$—	$1.12

Outstanding at December 31, 2010	4,179,638	—	$1.50-3.00	—	$1.74	1.12

Granted	—	—	$—	—	$—	$—
Exercised	—	—	$—	—	$—	—
Cancelled or expired	(3,067,151)	—	$—	—	$—	$—

Outstanding at December 31, 2011	1,112,487	—	$—	—	$1.74	$—

Outstanding and exercisable at December 31, 2011	1,112,487	—	$2.25	—	$1.74	$—

The outstanding warrants will expire in August 2013. In February 2010, the Company repurchased and cancelled all of the 700,000 share stock options.

During the fourth quarter of 2010, the Company entered into a securities purchase agreement with certain shareholders to redeem certain common stock purchase warrants exercisable for an aggregate of 17,641,522 shares of common stock. The Company paid an aggregate purchase price of $44,802 to redeem such warrants.

The following table summarizes the warrants treated as derivative liabilities as of December 31, 2010 and after the expiration of the common stock purchase warrants during the twelve month period ended December 31, 2011:

	Balance December 31, 2010	Expired 2011	Balance December 31, 2011
Class A Warrants (Class A-1 & Class A-2)	2,218,690	2,218,690	—
Class B Warrants	1,112,487	—	1,112,487
Class C Warrants	—	—	—
Class D Warrants	—	—	—
Class F Warrants (Class F-1 & Class F-2)	—	—	—
Class BD-2 Warrants	477,479	477,479	—
Class BD-3 Warrants	238,740	238,740	—
Class BD-4 Warrants	66,121	66,121	—
Class BD-5 Warrants	66,121	66,121	—

Total number of warrants treated as derivative liabilities	4,179,638	3,067,151	1,112,487

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

	For the years ended December 31,
	2011	2010

Net income/( loss) available to common shareholders	$1,453,607	$(893,309)

Weighted average shares outstanding:
Basic	17,117,838	17,626,088

Diluted	20,650,780	17,626,088

Income/Loss per share:
Basic	$0.08	$(0.05)

Diluted*	$0.07	$(0.05)

The Company’s dilutive common stock equivalent shares as of December 31, 2011 and 2010 include all of the Convertible Preferred shares and exclude any incremental shares associated with the Company’s outstanding warrants which total 1,112,487, as they were anti-dilutive.

	Exercise	Common Stock Equivalents as of December 31,
Securities	Price	2011	2010

Preferred:

Series A Preferred		286,642	286,642
Series C Preferred		2,246,300	2,246,300
Series E Preferred		1,000,000	1,000,000

Total		3,532,942	3,532,942

Warrants:

Class A Warrants	$1.50	—	2,218,690
Class B Warrants	$2.25	1,112,487	1,112,487
Class BD-2 Warrants	$1.50	—	477,479
Class BD-3 Warrants	$2.25	—	238,740
Class BD-4 Warrants	$1.50	—	66,121
Class BD-5 Warrants	$3.00	—	66,121

Total		1,112,487	4,179,638

Total common stock equivalents		4,645,429	7,712,580

Basic and diluted net income per share, for the year ended December 31, 2011, were calculated as follows:

	Basic	Diluted

Numerator
Net income applicable to common stock	$1,453,607	$1,453,607

Denominator

Weighted average shares outstanding:	17,117,838	17,117,838
Preferred Stock	—	3,532,942

Total	17,117,838	20,650,780

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

NOTE 3 – INVENTORY

Inventory consisted of the following components:

	December 31,
	2011	2010

Raw Materials	$609,673	$523,742
Work-in-Process	312,643	225,916
Finished Goods	119,563	58,072

Total Inventory	$1,041,879	$807,730

NOTE 4 – INVENTORY FINANCE NOTES RECEIVABLE AND ALLOWANCE FOR LOAN LOSS

The Company offers inventory-secured financing for its products to a limited number of qualified retail dealers and developers. Administrative services for inventory-secured financing are provided by Triad Financial Services, Inc. of Jacksonville, Florida. Finance contracts require periodic installments of principal and interest over periods of up to 24 months. These notes are secured by the inventory collateral and other security depending on borrower circumstances.

Inventory finance notes receivable, net, consists of the following:

	December 31,
	2011	2010

Inventory finance notes receivable - current	$3,392,085	$1,675,856
Inventory finance notes receivable - long-term	3,546,798	3,027,467
Allowance for loan loss	(200,940)	(115,000)

Total Inventory finance notes receivable	$6,737,943	$4,588,323

With respect to our inventory finance notes receivable, the risk of loss is spread over numerous borrowers. In addition to historical experience, borrower inventory levels and activity are monitored in conjunction with a third-party provider to estimate the potential for loss. We have not experienced any losses to date, however the Company anticipates it will be able to resell any repossessed homes, thereby mitigating loss experience. If a default occurs and collateral is lost, the Company is exposed to loss of the full value of the note receivable. The Company recorded a provision for credit losses of $85,940 and $115,000 for years ending December 31, 2011 and 2010, respectively. The following table represents changes in the estimated allowance for loan losses:

	December 31,
	2011	2010

Balance at beginning of period	$115,000	$—
Provision for credit losses	85,940	115,000
Loans charged off, net of recoveries	—	—

Balance at end of period	$200,940	$115,000

NOTE 5 – PROPERTY, PLANT, AND EQUIPMENT

Property, Plant and Equipment consisted of the following:

	December 31,
Category	2011	2010

Land and improvements	$423,244	$423,244
Buildings	1,978,088	1,919,554
Machinery and equipment	1,149,541	1,150,871
Furniture and fixtures	205,041	216,284

	3,755,914	3,709,953
Accumulated depreciation	(1,425,623)	(1,246,802)

Total Property, Plant, and Equipment	$2,330,291	$2,463,151

Depreciation expense amounted to $243,012, of which $228,618 are included in cost of revenue and $14,394 are included in operating expenses, and $259,617, of which $238,819 are included in cost of revenue and $20,798 are included in operating expenses, for the years ended December 31, 2011 and 2010, respectively.

NOTE 6 – GOODWILL

The Company’s goodwill is compromised of the following:

Total Goodwill as of December 31, 2009	$—
Earnout for 2010	2,000,000
Impairment Charges	(2,000,000)

Total Goodwill as of December 31, 2010	$—
Earnout	—
Impairment Charges	—

Total Goodwill as of December 31, 2011	$—

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

As a result of the Company’s impairment analysis, the Company determined that the carrying value of goodwill exceeded its fair value. Accordingly, the Company performed further analysis to determine the implied fair value of the Company’s goodwill. This analysis included a hypothetical valuation of the tangible and intangible assets of the Company as if as if it had been acquired in a business combination. The analysis disclosed that the carrying amount of goodwill exceeds the implied fair value of goodwill. The Company recognized a non-cash goodwill impairment charge of $2,000,000 during the year ended December 31, 2010. The Company’s goodwill has been fully impaired, there will not be any additional impairment charges related to the 2006 acquisition of DVH.

NOTE 7 – ACCRUED EXPENSES

Accrued expenses consisted of the following:

	December 31,
Category	2011	2010

Accrued dealer incentive program	$216,901	$260,662
Accrued third party billings	442,800	425,345
Accrued compensation	395,380	219,197
Accrued insurance	90,266	102,156
Accrued interest	2,305	19,581
Accrued repurchase commitment	131,395	167,300
Other	132,836	96,321

Total Accrued Expenses	$1,411,883	$1,290,562

NOTE 8 – PRODUCT WARRANTIES

The Company provides the retail home buyer a one-year limited warranty covering defects in material or workmanship in home structure, plumbing and electrical systems. The Company estimated warranty costs are accrued at the time of the sale to the dealer following industry standards and historical warranty cost incurred. Periodic adjustments to the estimated warranty accrual are made as events occur which indicate changes are necessary. As of December 31, 2011 and 2010, the Company has provided a liability of $1,330,000 and $1,290,000, respectively for estimated warranty costs relating to homes sold, based upon management’s assessment of historical experience factors and current industry trends.

Management reviews its warranty requirements at the close of each reporting period and adjusts the reserves accordingly. The following tabular presentation reflects activity in warranty reserves during the periods presented:

	For the years ended December 31,
	2011	2010
Balance at beginning of period	$1,290,000	$1,530,000
Warranty charges	1,242,275	1,402,530
Warranty payments	(1,202,275)	(1,642,530)

Balance at end of period	$1,330,000	$1,290,000

NOTE 9 – ACCRUED EARNOUT PAYABLE

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

Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2: Inputs, other than quoted prices, that are observable for the asset or liability; either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

We apply the provisions of ASC 820 Fair Value Measurement in valuing our put liability. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement. Our put liability which is required to be measured at fair value on a recurring basis is all measured at fair value using Level 3 inputs. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table summarizes the inputs used to measure the put liability at fair value:

February 5, 2010

Settlement guaranteed value	$2,000,000
Indexed shares	2,000,000
Expected volatility	78.6% - 99.85%
Effective strike price	$1.00
Trading Market Price	$0.37
Expected dividends	—
Expected term in years	1-2 years
Risk free rate of return	.08% - .40%

As a result of the fair value adjustments, the Company has recognized income of $32,000 for year ended December 31, 2010.

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

NOTE 10 – REVOLVING CREDIT LOANS

On October 14, 2009, Deer Valley entered into Revolving Credit Loan and Security Agreement with Fifth Third Bank, which provides for a revolving line of credit in an amount not to exceed Seven Million Five Hundred Thousand Dollars (the “$7,500,000 Facility”). The $7,500,000 Facility is evidenced by a revolving credit note and secured by accounts receivable, inventory, equipment and all other tangible and intangible personal property of Deer Valley. The purpose of the $7,500,000 Facility is to provide display model financing for dealers of the products produced by DVH. This financing will be provided through DVC’s new subsidiary DVFC and administration of individual dealer loans will initially be handled by a third party administrator. The $7,500,000 Facility has a two year term and has a variable interest rate at 4.00% above LIBOR. An event of default such as non-payment of amounts when due under the loan agreement or a breach of a covenant may accelerate the maturity date of the facility. The facility provides for conditions to be met prior to each advance, including financial ratios

On October 14, 2009, Deer Valley entered into Revolving Credit Loan and Security Agreement with Fifth Third Bank, which provides for a revolving line of credit in an amount not to exceed Five Million Dollars (the “$5,000,000 Facility”). The $5,000,000 Facility is evidenced by a revolving credit note and secured by accounts receivable, inventory, equipment and all other tangible and intangible personal property of Deer Valley. The $5,000,000 Facility is to be utilized for short term working capital financing, letters of credit and as a bridge loan on financing the sale of retail units by DVH. Said financing will be provided through DVC’s new subsidiary DVFC, and administration of individual dealer loans will initially be handled by a third party administrator. The $5,000,000 Facility has a two year term and has a variable interest rate at 2.50% above LIBOR. An event of default such as non-payment of amounts when due under the loan agreement or a breach of a covenant may accelerate the maturity date of the facility. The facility provides for conditions to be met prior to each advance, including financial ratios.

Effective October 14, 2011, Deer Valley (a) renewed its Revolving Credit Loan and Security Agreement with Fifth Third Bank, used for display model financing for dealers of the products produced by DVHB (the “Display Model LOC”), and (b) in connection with such renewal, Deer Valley reduced the limits of the Display Model LOC from $7,500,000 to $5,000,000. The $5,000,000 Facility has a two year term and has a variable interest rate at 4.00% above LIBOR or 4.375% at December 31, 2011. As of December 31, 2011 and 2010, the Company had an outstanding balance of $2,450,000 and $2,400,000, respectively, under the revolving credit loan. Historically Deer Valley has not borrowed up to the line of credit limits under the Display Model LOC. The reduced limit will reduce Deer Valley’s future unused line fees associated with the Display Model LOC.

Effective October 14, 2011, Deer Valley (a) renewed its Revolving Credit Loan and Security Agreement with Fifth Third Bank, used for short term working capital financing, letters of credit and as a bridge loan on financing the sale of retail units by DVHB (the “Working Capital LOC”), and (b) in connection with such renewal, Deer Valley reduced the limits of the Working Capital LOC from $5,000,000 to $3,000,000. The $3,000,000 Facility has a two year term and has a variable interest rate at 2.50% above LIBOR or 2.875% at December 31, 2011. As of December 31, 2011 and 2010, the Company had an outstanding balance of $1,750,000 and $325,000, respectively, under the revolving credit loan. Historically Deer Valley has not borrowed up to the line of credit limits under the Working Capital LOC. The reduced limit will reduce Deer Valley’s future unused line fees associated with the Working Capital LOC.

The amount available under the revolving credit loans is equal to the lesser of $8,000,000 or an amount based on defined percentages of accounts receivable and inventories reduced by any outstanding letters of credit. At December 31, 2011, $1,605,735 was available under the revolving credit loans after deducting letters of credit of $200,000.

In addition to the revolving line of credit described in the preceding paragraph, DVH, during its normal course of business, is required to issue irrevocable standby letters of credit in the favor of independent third party beneficiaries to cover obligations under insurance policies. As of December 31, 2011, no amounts had been drawn on the above irrevocable letters of credit by the beneficiaries.

NOTE 11 – LONG TERM DEBT

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

Long-term debt of the Company was as follows:

	December 31,
	2011	2010

Note payable to Fifth Third Bank, payable in monthly installments of $10,467 plus interest at Libor plus 4.0%, maturing on June 1, 2016, secured by all assets of the Company.	$1,182,733	$1,624,088
Less: Current portion of long-term debt	(125,600)	(1,624,088)

Total long-term debt, net of current portion	$1,057,133	$—

At December 31, 2011, principal repayment requirements on long-term debt were as follows:

For year ended December 31,	Amount

2012	$125,600
2013	125,600
2014	125,600
2015	125,600
2016	680,333

Total repayments on long-term debt	$1,182,733

NOTE 12 – DERIVATIVE LIABILITIES

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

The following is a list of the warrants classified as derivative liabilities as of December 31, 2011 and 2010, and other salient terms:

	Exercise Price	December 31, 2011 Common shares indexed	December 31, 2010 Common shares indexed
Class A Warrants (Class A-1 & Class A-2)	$1.50	—	2,218,690
Class B Warrants	$2.25	1,112,487	1,112,487
Class BD-2 Warrants	$1.50	—	477,479
Class BD-3 Warrants	$2.25	—	238,740
Class BD-4 Warrants	$1.50	—	66,121
Class BD-5 Warrants	$3.00	—	66,121

Total number of warrants classified as derivative liabilities		1,112,487	4,179,638

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

Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques (such as Lattice models) are highly volatile and sensitive to changes in the trading market price of our common stock. Since derivative financial instruments are initially and subsequently carried at fair values, our net income (loss) will reflect the volatility in these estimate and assumption changes.

The following tables summarize the components of derivative liabilities as of December 31, 2011 and 2010 and activity in our derivative liability balances during the year:

	December 31, 2010	Derivative gains/ (losses)	December 31, 2011
Class A Warrants (Class A-1 & Class A-2)	$138,091	$(138,091)	$—
Class B Warrants	226,360	(191,874)	34,486
Class BD-2 Warrants	41,092	(41,092)	—
Class BD-3 Warrants	9,396	(9,396)	—
Class BD-4 Warrants	3,022	(3,022)	—
Class BD-5 Warrants	721	(721)	—

Fair values	$418,682	$(384,196)	$34,486

Significant assumptions (or ranges):
Trading market values (1)	$0.72		$0.60
Term (years)	0.61 - 2.61		1.64
Volatility (2)	89.38% - 111.12%		74.84%
Risk-free rate (2)	0.19% - 1.05%		0.09%
Exercise price	$3.00 - 1.50		$2.25

Fair value hierarchy:

(1)	Level 1 inputs are quoted prices in active markets for identical assets and liabilities, that the reporting entity has the ability to access at the measurement date.
(2)	Level 2 inputs are inputs other than quoted prices that are observable. We use the current published yields for zero-coupon US Treasury Securities, with terms nearest the remaining term of the warrants for our risk free rate.
(3)	Level 3 inputs are unobservable inputs. Inputs for which any parts are level 3 inputs are classified as level 3 in their entirety. The remaining term used equals the remaining contractual term as our best estimate of the expected term.

ASC 820-10-55-62 Fair Value Measurements and Disclosures provides that for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period, reconciliation is required of the beginning and ending balances. The reconciliation of our derivative liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of December 31, 2011 is as follows:

Warrant Liability
Beginning balance, December 31, 2010	$418,682
Total (gains) or losses included in earnings	(384,196)
Issuances	—

Ending balance, December 31, 2011	$34,486

The following tables summarize the effects on our expense (income) associated with changes in the fair values of our derivative financial instruments:

	Year ended December 31, 2011	Year ended December 31, 2010
Class A Warrants (Class A-1 & Class A-2)	$(138,091)	$129,579
Class B Warrants	(191,874)	346,939
Class C Warrants	—	(35,000)
Class D Warrants	—	48,600
Class F Warrants (Class F-1 & Class F-2)	—	(2,675)
Class BD-2 Warrants	(41,092)	33,559
Class BD-3 Warrants	(9,396)	7,460
Class BD-4 Warrants	(3,022)	2,440
Class BD-5 Warrants	(721)	549
Put liability	—	(32,000)

	$(384,196)	$499,451

NOTE 13 – INCOME TAXES

The income tax provision (benefit) consists of the following:

Income Taxes:

The components of the provision for income taxes are as follows:

	2011	2010

Current taxes	$501,443	$135,270
Deferred taxes	194,733	108,687

Provision for income taxes	$696,176	$243,957

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

	2011		2010
	Amount	Impact on Rate	Amount	Impact on Rate
Income tax at federal rate	$730,926	34.00%	$(220,780)	34.00%
State tax, net of Federal effect	90,850	4.23%	(27,442)	4.23%
Permanent Differences:

Basis adjustment for energy credit	—	0.00%	—	0.00%
Meals & Entertainment	19,926	0.93%	23,721	-3.65%
Officers Life Insurance	1,337	0.06%	1,337	-0.21%
Gain on extinguishment	—	0.00%	(126,418)	19.47%
Derivative expense	(146,863)	-6.83%	190,920	-29.40%
Domestic Production Deduction	—	0.00%	—	0.00%

Total Permanent Differences	(125,600)	-5.84%	89,560	-13.79%

Deferred Tax Valuation Allowance	0	0.00%	402,617	-62.00%
True Up to Tax Return - Deferred Assets	0	0.00%	2	0.00%

Total Provision	$696,176	32.39%	$243,957	-37.56%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income taxes are as follows:

	2011	2010

Current Deferred Tax Assets:
Warranty Reserve	$508,406	$493,115
Repurchase Reserve	50,227	63,952
Loan Loss Reserve	76,811	43,960
Allowance for Doubtful Accounts	5,734	1,911
Inventory Reserve	8,402	—
Accrued Legal Fees	11,468	19,114

Total Current Deferred Tax Asset	661,048	622,052

Non-Current Deferred Tax Assets:
Share based compensation	—	—
Goodwill Impairment	2,193,839	2,437,550
Valuation Allowance	(402,617)	(402,617)
Rounding	(2)	(2)

Total Non-Current Deferred Tax Assets	1,791,220	2,034,931

Non-Current Deferred Tax Liability:
Accelerated Depreciation	(85,576)	(87,687)
Goodwill	—	—
Sale of Assets	7,530	(341)

Total Non-Current Deferred Tax Liability	(78,046)	(88,028)

Total Deferred Tax Assets (Net)	$2,374,222	$2,568,955

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Litigation – The Company in the normal course of business is subject to claims and litigation. Management of the Company is of the opinion that, based on information available, such legal matters will not ultimately have a material adverse effect on the financial position or results of operation of the Company.

Reserve for Repurchase Commitments – DVH is contingently liable under the terms of repurchase agreements with financial institutions providing inventory financing for retailers of DVH’s products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The risk of loss under these agreements is spread over numerous retailers. The price DVH is obligated to pay generally declines over the period of the agreement (typically 18 to 24 months) and the risk of loss is further reduced by the sale value of repurchased homes. The maximum amount for which the Company is contingently liable under repurchase agreements is approximately $3,585,000 at December 31, 2011. As of December 31, 2011 the Company reserved $131,395 for future repurchase losses and included in accrued expenses, based on prior experience and an evaluation of dealers’ financial conditions. DVH to date has not experienced significant losses under these agreements, and management does not expect any future losses to have a material effect on the accompanying financial statements.

NOTE 15 – EQUITY TRANSACTIONS

Series A Convertible Preferred Stock – During the year ended December 31, 2011 there were no conversions of Series A Preferred stock into shares of the Company’s common stock. During the year ended December 31, 2010, certain of the Company’s shareholders converted 3,750 shares of Series A Preferred stock, stated value $37,500, into 50,000 shares of the Company’s common stock.

Common Stock Dividends – There were no dividends paid during the years ended December 31, 2011 and 2010.

Series A Preferred Stock – Our Series A Convertible Preferred Stock has the following rights, preferences, privileges, and restrictions:

•	Rank—Our Series A Convertible Preferred Stock ranks senior to our Common Stock, Series C Convertible Preferred Stock, and Series E Convertible Preferred Stock.

•	Stated Value—$10.00 per shares of Series A Convertible Preferred Stock.

•

Conversion—Each share of Series A Convertible Preferred Stock, at its stated value of $10 per share, together with any accrued and unpaid dividends, is convertible at the option of the holder at any time into Common Stock at a price of Seventy Five Cents ($.75) per share of Common Stock.

•

Dividends—A holder of Series A Convertible Preferred Stock is entitled to receive a dividend at a rate per annum equal to seven percent (7%), payable semi-annually, at the option of the Company, (i) in cash, to the extent funds are legally available therefor, or (ii) in shares of registered Common Stock at a ten percent (10%) discount to the “Market Price” (as such term is defined in the designations for the Series A Convertible Preferred Stock). The Series A Convertible Preferred Stock ceases to accrue the seven percent (7%) fixed dividend on the earliest of (a) the payment of the liquidation preference on each share of Series A Convertible Preferred Stock upon the liquidation, dissolution or winding-up of the Corporation, (b) the conversion of the Series A Preferred Stock in common stock, or (c) the date two (2) years from the date of issuance of the share of Series A Convertible Preferred Stock. After the date two (2) years from the date of issuance of a share of Series A Convertible Preferred Stock, the holders of such Series A Convertible Preferred Stock participates ratably, on an as-converted basis, with our common stock as to the payment of dividends.

•

Liquidation Rights—In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, our series ‘A’ preferred shareholders are entitled to receive an amount per share equal to the greater of $10 for each outstanding share plus accrued and unpaid dividends, as adjusted for stock dividends, stock distributions, splits, combinations or recapitalizations, or the amount such shareholders would be entitled to receive had they converted their series ‘A’ preferred shares into common shares. These rights are prior and in preference to any distribution of any of our assets to our common shareholders, holders of Common Stock, holders of Series C Preferred Stock, or Series E Preferred Stock.

•	Voting Rights—The holders of Series A Preferred stock have the right to vote on an as-converted basis, with our common shareholders on all matters submitted to a vote of our shareholders.

Series C Preferred Stock – Our Series C Convertible Preferred Stock has the following rights, preferences, privileges, and restrictions:

•

Rank—Our Series C Convertible Preferred Stock ranks junior to our Series A Convertible Preferred Stock, ranks senior to our Series E Preferred Stock as to an initial aggregate liquidation preference of $100,000, and ranks pari passu, on an as converted basis, with our common stock, as to all other matters, including voting rights, payment of dividends, and liquidation, after payment of the initial liquidation preference of $100,000.

•	Conversion—Each share of Series C Convertible Preferred Stock converts into one hundred (100) shares of Common Stock, at the option of the holder.

•

Limitation on Conversion—The conversion rights of each holder of Series C Convertible Preferred Stock is limited in the certificate of designations, preferences and rights of such stock, so that the holder is not entitled to convert any Series C Convertible Preferred Stock to the extent that, after such conversion, the sum of the number of shares of common stock beneficially owned by such holder and its affiliates, will result in beneficial ownership of more than 4.99% of the outstanding shares of common stock.

•	Dividends—Holders of Series C Convertible Preferred Stock participate ratably, on an as-converted basis, with our Common Stock as to the payment of dividends.

•

Liquidation Rights—In the event of any liquidation, dissolution or winding-up of the Company, either voluntary or involuntary, after payment of any liquidation preference to the holders of Series A Preferred Stock, the holders of Series C Convertible Preferred Stock are entitled to receive an initial aggregate liquidation preference of $100,000, and then the holders of Series C Convertible Preferred Stock are entitled to participate ratably, on an as-converted basis, with our common stock as to any distribution of assets.

•	Voting Rights—The holders of Series C Convertible Preferred stock have the right to vote on an as-converted basis, with our common shareholders on all matters submitted to a vote of our shareholders.

•

Limitation on Voting—The voting rights of each holder of Series C Convertible Preferred Stock is limited in the certificate of designations, preferences and rights of such stock, so that the holder is not entitled to vote any Series C Convertible Preferred Stock to the extent that such voting will allow such holder to vote more than 4.99% of the outstanding voting securities of the Company.

Series E Preferred Stock – Our Series E Convertible Preferred Stock has the following rights, preferences, privileges, and restrictions:

•

Rank—Our Series E Convertible Preferred Stock ranks junior to our Series A Convertible Preferred Stock and Series C Convertible Preferred Stock, and ranks pari passu, on an as converted basis, with our common stock, as to all other matters, including voting rights, payment of dividends, and liquidation, after payment of the initial liquidation preference of $2,000.

•	Conversion—Each share of Series E Preferred Stock converts into one share of Common Stock, at the option of the holder.

•

Limitation on Conversion—The conversion rights of each holder of Series E Preferred Stock is limited in the certificate of designations, preferences and rights of such stock, so that the holder is not entitled to convert any Series E Preferred Stock to the extent that, after such conversion, the sum of the number of shares of common stock beneficially owned by such holder and its affiliates, will result in beneficial ownership of more than 4.99% of the outstanding shares of common stock.

•	Dividends—Holders of Series E Preferred Stock participate ratably, on an as-converted basis, with our Common Stock as to the payment of dividends.

•

Liquidation Rights—In the event of any liquidation, dissolution or winding-up of the Company, either voluntary or involuntary, after payment of any liquidation preference to the holders of Series A Preferred Stock, the holders of Series E Preferred Stock are entitled to receive an initial aggregate liquidation preference of $2,000, and then the holders of Series E Convertible Preferred Stock are entitled to participate ratably, on an as-converted basis, with our common stock as to any distribution of assets.

•	Voting Rights—The holders of Series E Convertible Preferred stock have the right to vote on an as-converted basis, with our common shareholders on all matters submitted to a vote of our shareholders.

•

Limitation on Voting—The voting rights of each holder of Series E Convertible Preferred Stock is limited in the certificate of designations, preferences and rights of such stock, so that the holder is not entitled to vote any Series E Convertible Preferred Stock to the extent that such voting will allow such holder to vote more than 4.99% of the outstanding voting securities of the Company.

Treasury Stock – Pursuant to a common stock repurchase program approved by our Board of Directors, a total of 393,934 and 227,520 shares were purchased during the years ended December 31, 2011 and 2010 at a cost of $210,051 and $100,024 and recorded as treasury stock.

NOTE 16 – RELATED PARTY

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

On February 5, 2010, the Company entered into a second amendment to the Earnout Agreement dated January 18, 2006 (the “Second Earnout Amendment”). The Founders agreed to extend the term of their Employment Agreements and Non-Compete Agreements for two additional years upon substantially the same terms and conditions, in exchange for the Company repurchasing the 2,000,000 shares currently in escrow at a price of $.35 per share, and agreeing to exercise the existing option to pay the Price Guarantee differential, in cash, in lieu of shares. The Company reassessed the classification of the contract and determined that the contract should be reclassified from equity to a liability. The contract was reclassified as of February 5, 2010 the date of the Second Earnout Amendment in the amount of $2,000,000. A discussion of the terms of the Earnout Amendment can be found at Note 9- Accrued Earnout Payable.

NOTE 17 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the Company’s unaudited quarterly results of operations for the periods ended December 31, 2011 and 2010.

	For the three month periods ended December 31,
	2011	2010
	(unaudited)	(unaudited)

REVENUE	$9,714,099	$5,518,439

COST OF REVENUE	7,601,778	4,304,749

GROSS PROFIT	2,112,321	1,213,690

OPERATING EXPENSES:
Depreciation	3,139	4,996
Selling, general and administrative	1,071,209	778,943

TOTAL OPERATING EXPENSES	1,074,348	783,939

OPERATING INCOME	1,037,973	429,751

OTHER INCOME (EXPENSES)
Derivative income	(17,911)	(538,529)
Gain on extinguishment	—	330,712
Interest income	4,306	6,841
Gain on sale of assets	789	—
Interest expense	(13,200)	(54,394)

TOTAL OTHER INCOME/(EXPENSES)	(26,016)	(255,370)

INCOME BEFORE INCOME TAXES	1,011,957	174,381

INCOME TAX (EXPENSE)	(397,467)	(58,769)

NET INCOME	$614,490	$115,612

Net Income Per Share (Basic)	$0.04	$0.01
Net Income Per Share (Fully Diluted)	$0.03	$0.01

Weighted Average Common Shares Outstanding	17,117,838	17,626,088
Weighted Average Common and Common Equivalent Shares Outstanding	20,650,780	17,626,088

NOTE 18 – SEGMENT INFORMATION

Our business segments consist of factory-built housing and financial services. Our financial services business commenced during the fourth quarter of 2009 to provide dealer inventory-secured financing for houses built by the Company. Our chief decision making officer considers income (loss) from operations as the basis to measure segment profitability. The following table summarizes net sales, income (loss) from operations, and identifiable assets by segment for the years ended December 31, 2011 and 2010.

	December 31, 2011	December 31, 2010

Revenues from external customers
Factory-built housing	$28,544,015	$28,868,755
Financial Services	487,617	259,138

Total Revenues	$29,031,632	$29,127,893

Income (loss) from operations
Factory-built housing	$2,206,954	$207,539	(1)
Financial services	142,038	65,716
General corporate expenses	(527,041)	(586,225)

Total Income (loss) from operations	$1,821,951	$(312,970)

Other income (expense)
Derivative income (expense)	$384,196	$(499,451)
Gain on extinguishment	—	330,712
Interest income	18,356	22,617
Other income	10,508	—
Interest expense	(85,228)	(190,260)

Total other income (expense)	$327,832	$(336,382)

Income (loss) before income taxes	$2,149,783	$(649,352	) (1)

Identifiable assets by segment
Factory-built housing	$13,889,545	$13,416,204
Financial Services	6,851,171	4,733,272
Other	176,435	96,384

	$20,917,151	$18,245,860

(1)	Includes $2,000,000 goodwill impairment charge

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

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

•

We have noted that there may be an insufficient quantity of dedicated resources and experienced personnel involved in reviewing and designing internal controls. As a result, a material misstatement of the interim and annual financial statements could occur and not be prevented or detected on a timely basis.

•

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

•

Interviewing and potentially hiring outside consultants that are experts in designing internal controls over financial reporting based on criteria established in Internal Control-Integrated Framework issued by COSO.

•	The Company has hired an outside consultant to assist with controls over the review and application of derivatives to ensure accounting in conformity with generally accepted accounting principles.

•

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

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2011, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

As of March 1, 2012, the directors and executive officers of the Company, their ages, positions, the dates of initial election or appointment as directors or executive officers, and the expiration of their terms are as set forth in the following table.

Name of Director / Executive Officer	Age	Position(s)	Period Served

Charles G. Masters	72	President and Chief Executive Officer of Deer Valley Corporation	January 18, 2006 to Present
		Class II Director of Deer Valley Corporation	January 18, 2006 to Present (term expires at next meeting of shareholders)
		President and Member of Board of Directors of DVFC	August 18, 2009 to Present

Joel Stephen Logan, II	43	President and General Manager of DVH	September 22, 2006 to Present
		Class II Director of Deer Valley Corporation	September 22, 2006 to Present (term expires at next meeting of shareholders)
		Member of the Board of Directors of DVH	September 22, 2006 to Present (term expires at next meeting of shareholders)
		Vice President and Member of Board of Directors of DVFC	August 18, 2009 to Present
Charles L. Murphree, Jr.	50	Vice President and Regional Sales Director of DVH	September 22, 2006 to Present
		Class I Director of Deer Valley Corporation	September 22, 2006 to Present (term expires at next meeting of shareholders)
		Member of the Board of Directors of DVH	September 22, 2006 to Present (term expires at next meeting of shareholders)
		Member of Board of Directors of DVFC	August 18, 2009 to Present
John Steven Lawler	43	Chief Financial Officer, Secretary and Treasurer of DVH	September 22, 2006 to Present
		Class III Director of Deer Valley Corporation	September 22, 2006 to Present (term expires at next meeting of shareholders)
		Member of the Board of Directors of DVH	September 22, 2006 to Present (term expires at next meeting of shareholders)
		Chief Financial Officer and Executive Vice President of Deer Valley Corporation	January 27, 2009 to Present
		Secretary, Treasurer and Member of Board of Directors of DVFC	August 18, 2009 to Present
John N. Giordano	54	Class III Director of Deer Valley Corporation	July 27, 2006 to Present (term expires at next meeting of shareholders)
Shadron Stastney	43	Class I Director of Deer Valley Corporation	November 5, 2010 to Present (term expires at next meeting of shareholders)

Experience

Charles G. Masters, Chief Executive Officer, President and Director of Deer Valley Corporation. Mr. Masters was the founder of DVA. In March 1998, Mr. Masters founded and served as CEO and CFO of Bumgarner Enterprises, Inc., an oil and gas exploration, development and a business consulting firm. From 2001 to present, Mr. Masters has also served as Director, CEO and CFO of Ranger Industries, Inc. Mr. Masters has founded and served as the CEO and CFO of several private companies involved in the development and production of military electronic communications and test equipment, pioneering the introduction of microprocessors into point of sale equipment, medical equipment, artificial intelligence devices, and laser scanners. Mr. Masters received a B.S.E.E. (1961) from Duke University, a M.S.E.E. (1964) from the University of Pittsburgh and a M.S.M.S. (1966) from Johns Hopkins University.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Name of Filer	Title	# of Late Reports	# of Transactions not timely reported	# of Failure to File
Joel Stephen Logan, II	Officer/ Director	1	1	0
Charles L. Murphree, Jr	Officer/ Director	1	1	0
John Steven Lawler	Officer/ Director	1	1	0

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

ITEM 11. EXECUTIVE COMPENSATION

Summary of Executive Compensation

The following table sets forth information regarding the compensation earned by our Chief Executive Officer and each of our most highly compensated executive officers whose total compensation exceeded $100,000 for the fiscal year ended December 31, 2011 with respect to services rendered by such persons.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary		Bonus		Stock Awards	Option Awards		Non-Equity Incentive Plan Compensation			Non-qualified deferred compensation earnings	All Other Compensation			Total

Charles G. Masters (1)	2011 2010	$ $	150,000 150,000		— —	— —	$ $	— —		— —		— —	$ $	10,000 10,100	(12) (12)	$ $	160,000 160,100

Joel Stephen Logan, II(2)	2011 2010	$ $	66,500 52,000	$ $	308 205	— —	$ $	— —	$ $	167,125 168,785	(5) (6)	— —	$ $	10,000 11,025	(12) (11)	$ $	244,433 232,015

Charles L. Murphree, Jr.(3)	2011 2010	$ $	66,500 52,000	$ $	308 205	— —	$ $	— —	$ $	84,119 85,315	(7) (8)	— —	$ $	17,156 16,140	(11) (11)	$ $	168,583 153,660

John Steven Lawler (4)	2011 2010	$ $	66,500 52,000	$ $	308 205	— —	$ $	— —	$ $	80,304 81,688	(9) (10)	— —	$ $	10,000 10,100	(12) (12)	$ $	157,612 143,993

(1)	On January 18, 2006, Mr. Masters was elected to serve as a Director, Chief Executive Officer, and President of the Company. Mr. Masters’ salary was $150,000 per year in 2011 and 2010.
(2)	Mr. Logan is a Director of the Company and President and General Manager of Deer Valley Homebuilders, Inc., a material operating subsidiary of the Company acquired on January 18, 2006. Mr. Logan’s bonus of $308 and $205 for 2011 and 2010, respectively, is a Christmas bonus paid to each employee of Deer Valley Homebuilders, Inc.
(3)	Mr. Murphree is Director of the Company and Vice President and Regional Sales Director of Deer Valley Homebuilders, Inc, a material operating subsidiary of the Company acquired on January 18, 2006. Mr. Murphree’s bonus of $308 and $205 for 2011 and 2010, respectively, is a Christmas bonus paid to each employee of Deer Valley Homebuilders, Inc.
(4)	Mr. Lawler is Director, Chief Financial Officer and Executive Vice President of the Company and Chief Financial Officer of Deer Valley Homebuilders, Inc, a material operating subsidiary of the Company acquired on January 18, 2006. Mr. Lawler’s bonus of $308 and $205 for 2011 and 2010, respectively, is a Christmas bonus paid to each employee of Deer Valley Homebuilders, Inc.
(5)	Non-equity incentive plan compensation consisted of “hitch” bonuses and profit-sharing arrangements described in “Employment Agreements with Named Executive Officers” below. Amount reflects accruals in fiscal year 2011, including a “hitch” bonus of $3,180 and profit-sharing of $65,211 accrued but unpaid in 2011. In 2011, Mr. Logan was paid $50,160 as a “hitch bonus,” which includes $1,320 accrued but unpaid in 2010, and $83,859 in profit-sharing, which includes $33,965 accrued but unpaid in 2010.
(6)	Non-equity incentive plan compensation consisted of “hitch” bonuses and profit-sharing arrangements described in “Employment Agreements with Named Executive Officers” below. Amount reflects accruals in fiscal year 2010, including a “hitch” bonus of $1,320 and profit-sharing of $33,965 accrued but unpaid in 2010. In 2010, Mr. Logan was paid $58,680 as a “hitch bonus,” which includes $3,540 accrued but unpaid in 2009, and $131,428 in profit-sharing, which includes $53,068 accrued but unpaid in 2009.

(7)	Non-equity incentive plan compensation consisted of “hitch” bonuses and profit-sharing arrangements described in “Employment Agreements with Named Executive Officers” below. Amount reflects accruals in fiscal year 2011, including a “hitch” bonus of $3,700 and profit-sharing of $31,323 accrued but unpaid in 2011. In 2011, Mr. Murphree was paid $26,698 as a “hitch bonus,” which includes $1,567 accrued but unpaid in 2010, and $40,279 in profit-sharing, which includes $16,314 accrued but unpaid in 2010.
(8)	Non-equity incentive plan compensation consisted of “hitch” bonuses and profit-sharing arrangements described in “Employment Agreements with Named Executive Officers” below. Amount reflects accruals in fiscal year 2010, including a “hitch” bonus of $1,567 and profit-sharing of $16,314 accrued but unpaid in 2010. In 2010, Mr. Murphree was paid $33,429 as a “hitch bonus,” which includes $3,633 accrued but unpaid in 2009, and $63,128 in profit-sharing, which includes $25,490 accrued but unpaid in 2009.
(9)	Non-equity incentive plan compensation consisted of “hitch” bonuses and profit-sharing arrangements described in “Employment Agreements with Named Executive Officers” below. Amount reflects accruals in fiscal year 2011, including a “hitch” bonus of $1,855 and profit-sharing of $28,304 accrued but unpaid in 2011. In 2011, Mr. Lawler was paid $29,260 as a “hitch bonus,” which includes $770 accrued but unpaid in 2010, and $36,397 in profit-sharing, which includes $14,742 accrued but unpaid in 2010.
(10)	Non-equity incentive plan compensation consisted of “hitch” bonuses and profit-sharing arrangements described in “Employment Agreements with Named Executive Officers” below. Amount reflects accruals in fiscal year 2010, including a “hitch” bonus of $770 and profit-sharing of $14,742 accrued but unpaid in 2010. In 2010, Mr. Lawler was paid $34,230 as a “hitch bonus,” which includes $2,065 accrued but unpaid in 2009, and $34,230 in profit-sharing, which includes $23,033 accrued but unpaid in 2009.
(11)	Amount relates to health insurance premiums and director fees in the respective fiscal year.
(12)	Amount relates to director fees in the respective fiscal year.

Employment Agreements with Named Executive Officers

On January 18, 2006, DVH entered into a five year employment agreement with Joel Stephen Logan, II. Under the terms of Mr. Logan’s Employment Agreement, Mr. Logan is (a) entitled to receive a fixed annual salary of $52,000, (b) entitled to receive a monthly “hitch bonus” of $60 per “floor” produced by DVH, (c) is eligible to participate and receive 4.6% of the net income before taxes of DVH, and (d) entitled to receive health benefits and coverage, as provided by DVH. On February 26, 2010, DVH and Mr. Logan extended the expiration date of the employment agreement and the non-compete period from January 18, 2011 to January 18, 2013. On June 5, 2011, DVH and Mr. Logan further amended the employment agreement to, among other matters, (x) extend the term of the employment agreement to January 18, 2016, (y) to increase the fixed annual salary to $78,000 through June 4, 2013 and to $91,000 for the remainder of the term, and (z) to extend the non-compete period until the earlier of twenty-four months after termination of employment or the end of the term.

On January 18, 2006, DVH entered into a seven year employment agreement with Charles L. Murphree, Jr. Under the terms of Mr. Murphree’s Employment Agreement, Mr. Murphree is (a) entitled to receive a fixed annual salary of $52,000, (b) entitled to receive a monthly “hitch bonus” of $33.33 per “floor” produced by DVH, (c) is eligible to participate and receive 2.2% of the net income before taxes of DVH, and (d) entitled to receive health benefits and coverage, as provided by DVH. On February 26, 2010, DVH and Mr. Murphree extended the expiration date of the employment agreement and the non-compete period from January 18, 2011 to January 18, 2013. On June 5, 2011, DVH and Mr. Murphree further amended the employment agreement to, among other matters, (x) extend the term of the employment agreement to January 18, 2016, (y) to increase the fixed annual salary to $78,000 through June 4, 2013 and to $91,000 for the remainder of the term, and (z) to extend the non-compete period until the earlier of twenty-four months after termination of employment or the end of the term.

On January 18, 2006, DVH entered into a seven year employment agreement with John Steven Lawler. Under the terms of Mr. Lawler’s Employment Agreement, Mr. Lawler is (a) entitled to receive a fixed annual salary of $52,000, (b) entitled to receive a monthly “hitch bonus” of $35 per “floor” produced by DVH, (c) is eligible to participate and receive 2% of the net income before taxes of DVH, and (d) entitled to receive health benefits and coverage, as provided by DVH. On February 26, 2010, DVH and Mr. Lawler extended the expiration date of the employment agreement and the non-compete period from January 18, 2011 to January 18, 2013. On June 5, 2011, DVH and Mr. Lawler further amended the employment agreement to, among other matters, (x) extend the term of the employment agreement to January 18, 2016, (y) to increase the fixed annual salary to $78,000 through June 4, 2013 and to $91,000 for the remainder of the term, and (z) to extend the non-compete period until the earlier of twenty-four months after termination of employment or the end of the term.

On September 7, 2007, Deer Valley Corporation entered into a one year employment agreement with Charles G. Masters, which renews automatically each subsequent year. Under the terms of Mr. Masters Employment Agreement, Mr. Masters is (a) entitled to receive a fixed annual salary of $150,000, and (b) entitled to receive a bonus at the discretion of the independent directors of the Company.

Each of the employment agreements described above provides for severance payments, in the amount of the unpaid fixed annual salary due under the remaining term of such agreements (or twenty-four months, if the remaining term is greater than twenty-four months).

Outstanding Equity Awards

The following table sets forth information concerning unexercised options, stock that has not vested and equity incentive plan awards for our Chief Executive Officer and each of our most highly compensated executive officers whose total compensation exceeded $100,000 for the fiscal year ended December 31, 2011 with respect to services rendered by such persons.

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

Compensation of Directors

The following table sets forth information concerning compensation of the directors who are not included in the Summary Compensation Table or the Outstanding Equity Awards at Fiscal Year-End table above for the fiscal year ended December 31, 2011 with respect to services rendered by such persons.

DIRECTOR COMPENSATION

Name	Year	Fees Earned or Paid in Cash		Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

John N. Giordano	2011 2010	$ $	10,000 10,100	— —	— —	— —	— —	— —	$ $	10,000 10,100

Shadron Stasney	2011 2010		$6,493 —	— —	— —	— —	— —	— —		$6,493 —

Dale Phillips (Former Director)	2011 2010	$	— 20,100	— —	— —	— —	— —	— —	$	— 20,100

Hans Beyer (Former Director)	2011 2010	$	— 20,100	— —	— —	— —	— —	— —	$	— 20,100

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

Security Ownership of Certain Beneficial Owners and Management

The table below sets forth information with respect to the beneficial ownership of our capital stock as of March 1, 2011 for (i) any person whom we know to be the beneficial owner of more than 5% of our outstanding common stock (ii) each of our directors or those nominated to be directors, and executive officers and (iii) all of our directors and executive officers as a group.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Title of Class(1)	Name and Address of Beneficial Owner(2)	Amount and Nature of Beneficial Ownership	Percent of Class(3)
Common Stock; Common Stock issuable upon conversion of derivative securities	Charles G. Masters, Member of the Board of Directors of Deer Valley Corporation, Chief Executive Officer and President of the Deer Valley Corporation (4)	16,719,456 Direct/ Indirect (4)	82.0%

Common Stock	Joel Stephen Logan, II, Member of the Board of Directors of Deer Valley Corporation and of DVH, President and General Manager of DVH	216,328 Direct Ownership	1.06%

Common Stock	Charles L. Murphree, Jr., Member of the Board of Directors of Deer Valley Corporation and of DVH, Vice President and Regional Sales Director of DVH	144,353 Direct Ownership	*

Title of Class(1)	Name and Address of Beneficial Owner(2)	Amount and Nature of Beneficial Ownership	Percent of Class(3)

Common Stock

John Steven Lawler,

Member of the Board of Directors of Deer Valley Corporation and of DVH, Chief Financial Officer and Executive Vice President of Deer Valley Corporation and Chief Financial Officer of DVH

		72,178 Direct Ownership	*

Common Stock	John N. Giordano Member of the Board of Directors of Deer Valley Corporation (5)	0	0%

Common Stock	Shadron Stastney Member of the Board of Directors of Deer Valley Corporation(6)	0(6)	0%

Common Stock; Common Stock issuable upon conversion of derivative securities	Vicis Capital Master Fund(6)	16,653,049 Direct Ownership(6) (7)	81.7%

Common Stock and derivative securities convertible into Common Stock	All executive officers and directors as a group (6 persons)	17,152,315	84.1%

*	Less than 1%.
(1)	All of the Company’s Series B and D Convertible Preferred Stock automatically converted to common stock on July 24, 2006 and so does not appear here. Our outstanding Series A Convertible Preferred Stock, Series C Convertible Preferred Stock, and Series E Convertible Preferred Stock are not separately reported above because such holders vote on an as-converted basis with common shareholders on all matters save those involving a material alteration to the rights of holders of Series A, C, or E Convertible Preferred Stock. Therefore, it is the Company’s view that ownership of more than 5% of such preferred stock is immaterial for purposes of determining voting control of the Company unless convertible into more than 5% of our common stock.
(2)	Unless otherwise indicated, the mailing address of the shareholder is 205 Carriage St., Guin, Alabama 35563.
(3)	Applicable percentage of ownership is based on 20,393,240, shares of common stock, comprised of the following being issued and outstanding as of March 15, 2012: (i) 16,993,606 shares of common stock (which excludes 639,245 shares of treasury common sock), (ii) 153,334 common shares issuable upon conversion of 11,500 shares of the Company’s Series A Preferred Stock (iii) 2,246,300 common shares issuable upon conversion of 22,463 shares of the Company’s Series C Preferred Stock, and (iv) 1,000,000 shares issuable upon exercise of 1,000,000 shares of the Company’s Series E Preferred Stock. Calculations do not include outstanding warrants or options, or other rights issued by the Company, unless the reporting person is the beneficial owner of the warrant, option, or other right. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting of investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such persons, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise noted, we believe that all shares are beneficially owned and that all persons named in the table have sole voting and investment power with respect to all shares of common stock owned by them.
(4)	Consists of (a) 14,498 common shares directly owned by Charles G. Masters, (b) 35,242 common shares owned by Charles Masters’ spouse, (c) 16,667 common shares issuable upon exercise of the Company’s

Series B Common Stock Purchase Warrant owned by Charles Masters’ spouse. In addition, on January 6, 2011, Vicis Capital Master Fund entered into a Securities Option and Right of First Refusal Agreement with Charles G. Masters. Pursuant to such Option Agreement, the Fund granted Mr. Masters an option to purchase from the Fund all, but not less than all, of the following: (i) 13,406,749 shares of the Issuer’s Common Stock; (ii) 22,463 shares of the Issuer’s Series C Convertible Preferred Stock (convertible into 2,246,300 common shares); and (iii) 1,000,000 shares of the Issuer’s Series E Convertible Preferred Stock (convertible into 1,000,000 common shares). The shares subject to the Option Agreement are also referenced in footnote 7 below. Upon the optionee’s exercise of the option, the optionee shall pay the Fund a purchase price of $12,000,000. Charles G. Masters disclaims beneficial ownership of securities owned by his spouse, except to the extent of his pecuniary interest therein, and the inclusion of these shares in this filing shall not be deemed an admission of beneficial ownership of all of the reported shares for purposes of Section 16 or for any other purpose. The mailing address for Mr. Masters is 3111 W. Dr. MLK Blvd., Ste 100, Tampa, FL 33607.
(5)	The address for Mr. Giordano is 1801 N. Highland Ave., Tampa, Florida 33602.
(6)	Vicis Capital LLC serves as the investment advisor to Vicis Capital Master Fund, For purposes of Rule 13d-3 under the Securities Exchange Act of 1934, as amended, Vicis Capital LLC may be deemed to beneficially own, but has disclaimed ownership of, all shares owned by Vicis Capital Master Fund. The voting and dispositive power granted to Vicis Capital LLC by Vicis Capital Master Fund may be revoked at any time. Shadron Stastney, a member of Vicis Capital LLC and its chief operating officer, together with John Succo and Sky Lucas, have voting and dispositive control over these securities. No single natural person can exercise voting or investment power with respect to the securities owned by Vicis Capital Master Fund, and investment decisions with respect to these securities are made by a majority of these persons. The address for Vicis Capital Master Fund and Mr. Stastney is 445 Park Avenue, Suite 1901, New York, New York 10022.
(7)	Consists of (a) 13,406,749 common shares, (b) 2,246,300 common shares issuable upon conversion of 22,463 shares of the Company’s Series C Preferred Stock, and (c) 1,000,000 shares issuable upon exercise of 1,000,000 shares of the Company’s Series E Preferred Stock. On January 6, 2011, Vicis Capital Master Fund entered into a Securities Option and Right of First Refusal Agreement with Charles G. Masters. Pursuant to such Option Agreement, the Fund granted the optionee an option to purchase from the Fund all, but not less than all, of the following: (i) 13,406,749 shares of the Issuer’s Common Stock; (ii) 22,463 shares of the Issuer’s Series C Convertible Preferred Stock; and (iii) 1,000,000 shares of the Issuer’s Series E Convertible Preferred Stock. Upon the optionee’s exercise of the option, the optionee shall pay the Fund a purchase price of $12,000,000 and the optionee will receive all of the above referenced securities. The shares subject to the Option Agreement are also referenced in footnote 4 above.

Change in Control and Acquisition

On January 6, 2011, Vicis Capital Master Fund entered into a Securities Option and Right of First Refusal Agreement with Charles G. Masters. Pursuant to such Option Agreement, the Fund granted Mr. Masters an option to purchase from the Fund all, but not less than all, of the following: (i) 13,406,749 shares of the Issuer’s Common Stock; (ii) 22,463 shares of the Issuer’s Series C Convertible Preferred Stock; and (iii) 1,000,000 shares of the Issuer’s Series E Convertible Preferred Stock. Upon the optionee’s exercise of the option, the optionee shall pay the Fund a purchase price of $12,000,000. Except for the Option Agreement, there are no existing agreements which may provide for a change in control of the Company.

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

In connection with that certain Capital Stock Purchase Agreement, DVA entered into the Earnout Agreement, pursuant to which, additional payments may be paid to the former owners of Deer Valley Homebuilders, Inc., as an earnout, based upon the net income before taxes of DVH during the five (5) years following January 18, 2006, up to a maximum of $6,000,000. During the term of the Earnout Agreement, 50% of the pre-tax profit exceeding $1,000,000 per year will be accrued and become distributable to the former owners of DVH, the Founders, who consist of Joel Stephen Logan, II, the President and General Manager of DVH, Charles L. Murphree, Jr., the Vice President and Regional Sales Director of DVH, and John Steven Lawler, Chief Financial Officer of DVH. Messrs. Logan, Murphree, and Lawler are all directors of Deer Valley Corporation and of DVH. The business purpose of executing the Earnout Agreement was to set the purchase price of DVH by an objective standard, given that the owners of DVH, DVA, and the Company could not agree on an outright purchase price. On November 19, 2007, the Company entered into the First Amendment to the Earnout Agreement with the Founders, now the core operating management for the Company’s wholly owned subsidiary, DVH, to provide for the issuance of two million shares of Deer Valley’s common stock into escrow for the benefit of the Founders, and guarantee that at the time of the escrow release, the total value of such escrowed shares would be equal to or greater than $2 million (the “escrow shortfall obligation”). In February 2010, the Company repurchased of the escrowed shares for $0.35/share (an aggregate of $700,000). The purchase price of $700,000 replaced the shares in escrow. Also, in February 2010, the Company exercised its option to satisfy the “escrow shortfall obligation” with a cash payment of $1,300,000 thus eliminating the potential for any share dilution related to the escrow value guarantee. Pursuant to the Second Amendment to the Earnout Agreement effective as of February 26, 2010, the escrowed funds were released, and the “escrow shortfall obligation” paid, to the beneficiaries on December 8, 2010. The escrow shortfall obligation is recorded as a put liability of $1,323,844 on the Company’s balance sheet for the year ended December 31, 2009, contained in this filing. A discussion of the terms of the Earnout Amendment can be found at “Accrued Earnout Payable” under Note 9 of the Notes to Consolidated Financial Statements for the years ended December 31, 2011 and 2010.

The Company repurchased and cancelled all options held by the directors exercisable, in the aggregate, for 700,000 common shares at strike prices evenly divided between $1.09 and $1.14. The entire repurchase was accomplished for the nominal sum of $700.00.

On December 29, 2010, the Company redeemed (a) certain Common Stock Purchase Warrants exercisable for an aggregate of 312,141 shares of its common stock from Joel Logan for a total redemption price of $811.57, (ii) certain Common Stock Purchase Warrants exercisable for an aggregate of 208,095 shares of its common stock from Charles Murphree for a total redemption price of $541.05, and (c) certain Common Stock Purchase Warrants exercisable for an aggregate of 104,048 shares of its common stock from Steve Lawler for a total redemption price of $270.52.

On October 14, 2010, the Company redeemed certain Common Stock Purchase Warrants exercisable for an aggregate of 15,846,704 shares of its common stock from its majority shareholder. The Company paid it majority shareholder a total purchase price of $40,000 to redeem such warrants.

John N. Giordano, a director of the Company, is also a shareholder of Bush Ross, P.A., the Company’s outside general legal counsel. The Company paid less than $50,000 for legal services during the fiscal year ending December 31, 2011.

Corporate Governance – Director Independence

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

Audit Fees Disclosure

The aggregate following table presents fees for professional services rendered by KBL, LLP (KBL) and Meeks International, LLC (Meeks) for the audit of our annual financial statements for 2011 and 2010 and fees billed for audit-related services, tax services and all other services rendered by KBL and Meeks for 2011 and 2010.

	Meeks	Meeks	KBL
	2011	2010	2010
Audit fees (a)	$146,525	$52,500	$128,500
Audit-related fees (b)	$—	$3,100	$—
Tax fees	22,538	$3,325	$15,450
All other fees	$—	$—	$—

(a)	Fees for the audit of our annual financial statements and quarterly reviews. Includes amounts for expenses incurred during the audit.
(b)	Audit-related services to assist in the response to comments from the Securities and Exchange Commission.

ITEM 15. EXHIBITS

Exhibit No.	Description

3.01	Articles of Incorporation of Deer Valley Corporation (1)

3.02	Bylaws of Deer Valley Corporation (1)

4.01	Certificate of Designation, Rights, and Preferences of Series A Convertible Preferred Stock (1)

4.02	Certificate of Designation, Rights, and Preferences of Series C Convertible Preferred Stock (1)

4.03	Certificate of Designation, Rights, and Preferences of Series E Convertible Preferred Stock (2)

10.01	Form of Series B Common Stock Purchase Warrant (3)

10.02	Form of Loan Agreement (4)

10.03	Form of Commercial Promissory Note (4)

10.04	Form of Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing (4)

10.05	Form of Guaranty of Loan, Cytation Corp. (4)

10.06	Form of Guaranty of Loan, DeerValley Acquisitions Corp. (4)

10.07	Form of Guaranty of Deer Valley Corporation (5)

10.08	Form of Guaranty of Deer Valley Corporation (5)

10.09	Deer Valley Corporation 2007 Long Term Incentive Plan effective July 1, 2007 (6)

10.10	Form of Stock Option Agreement (6)

10.11	Employment Agreement with Charles G. Masters (6)

10.12	Revolving Credit Loan and Security Agreement - $7,500,000 Revolving Credit Loan (7)

10.13	Revolving Credit Note - $7,500,000 (7)

10.14	Revolving Credit Loan and Security Agreement - $5,000,000 Revolving Credit Loan (7)

10.15	Revolving Credit Note - $5,000,000 (7)

10.16	Employment Agreement - Joel Stephen Logan, II (8)

10.17	First Amendment to Employment Agreement – Joel Stephen Logan, II (8)

10.18	Employment Agreement - Charles L. Murphree, Jr. (8)

10.19	First Amendment to Employment Agreement - Charles L. Murphree, Jr. (8)

10.20	Employment Agreement - John Steven Lawler (8)

10.21	First Amendment to Employment Agreement - John Steven Lawler (8)

10.22	Amendment to Loan Agreement - Real Estate Loan (9)

10.23	Amendment to Loan Agreement - $7,500,000 Revolving Credit Loan (9)

10.24	Amendment to Loan Agreement - $5,000,000 Revolving Credit Loan (9)

10.25	Amendment to Loan Agreement – Real Estate Loan (10)

10.26	Renewal Commercial Promissory Note - $1,256,000(10)

10.27	Guaranty of Loan Agreement – Deer Valley Corporation (10)

10.28	Guaranty of Loan Agreement – Deer Valley Finance Corporation (10)

10.29	Second Amendment to Revolving Credit Loan and Security Agreement - $5,000,000 (11)

10.30	Revolving Credit Note - $5,000,000 (11)

10.31	Second Amendment to Revolving Credit Loan and Security Agreement - $3,000,000 (11)

10.32	Revolving Credit Note - $3,000,000 (11)

10.33	Second Amendment to Employment Agreement – Joel Stephen Logan, II (12)

10.34	Second Amendment to Employment Agreement - Charles L. Murphree, Jr. (12)

10.35	Second Amendment to Employment Agreement - John Steven Lawler (12)

21.01	List of Subsidiaries of the Company. (12)

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 25, 2011. (12)

31.02	Certification of Acting Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 25, 2011. (12)

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 25, 2011. (12)

32.02	Certification of Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 25, 2011. (12)

101.INS	XBRL Instance Document (13)

101.SCH	XBRL Taxonomy Extension Scheme Document (13)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (13)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (13)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (13)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (13)

(1)	Previously filed as an exhibit to the Form 8-K, filed with the SEC on July 28, 2006 and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Form 10-QSB, filed with the SEC on November 20, 2006 and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Form 8-K filed with the SEC on January 25, 2006 and incorporated herein by reference.
(4)	Previously filed as an exhibit to the Form 8-K filed with the SEC on June 1, 2006 and incorporated herein by reference.
(5)	Previously filed as an exhibit to the Form 10-KSB, filed with the SEC on April 11, 2007 and incorporated herein by reference.
(6)	Previously filed as an exhibit to the Form 10-QSB, filed with the SEC on November 6, 2007 and incorporated herein by reference.
(7)	Previously filed as an exhibit to the Form 8-K filed with the SEC on October 19, 2009 and incorporated herein by reference.
(8)	Previously filed as an exhibit to the Form 10-K filed with the SEC on March 31, 2010 and incorporated herein by reference.
(9)	Previously filed as an exhibit to the Form 8-K, filed with the SEC on April 8, 2010 and incorporated herein by reference.
(10)	Previously filed as an exhibit to the Form 8-K, filed with the SEC on July 12, 2011 and incorporated herein by reference.
(11)	Previously filed as an exhibit to the Form 8-K, filed with the SEC on October 25, 2011 and incorporated herein by reference.
(12)	Filed herewith.
(13)	Pursuant to Rule 406T of Regulation S-T, these Interactive Data Files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to the liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEER VALLEY CORPORATION

By:	/s/ Charles G Masters
Charles G. Masters
President and Chief Executive Officer

Date: March 23, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company and in the capacities indicated on March 23, 2012.

Signature	Title

/s/ Charles G Masters	President, Chief Executive Officer
Charles G. Masters	(Principal Executive Officer) and Director

/s/ John S Lawler	Chief Financial Officer
John S. Lawler	(Principal Financial Officer and Accounting Officer) and Director

/s/ Joel S Logan, II
Joel S. Logan, II	Director

/s/ Charles L Murphree
Charles L. Murphree	Director

/s/ John N Giordano
John N. Giordano	Director

/s/ Shadron Stastney
Shadron Stastney	Director