Form 10-Q
period 2012-03-31
DEER VALLEY CORP
filed 2012-05-11
CIK 95047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

The Registrant had 16,014,295 shares of Common Stock, par value $0.001 per share, outstanding as of May 7, 2012.

Unless otherwise indicated or the context otherwise requires, all references in this filing to “we,” “us,” the “Company,” and “Deer Valley” are to Deer Valley Corporation, a Florida corporation, together with its wholly-owned subsidiaries, Deer Valley Homebuilders, Inc., an Alabama corporation, Deer Valley Finance Corp., a Florida corporation, and Deer Valley Home Repair Services, Inc., a Florida corporation.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Deer Valley Corporation & Subsidiaries

Condensed Consolidated Financial Statements

Deer Valley Corporation & Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2012	December 31, 2011
ASSETS
Current Assets:
Cash	$2,900,677	$3,270,048
Short-term investments	35,000	2,900,000
Accounts receivable, net	767,147	2,044,869
Inventory	1,406,777	1,041,879
Deferred tax asset	630,742	661,048
Inventory finance notes receivable	3,630,590	3,392,085
Prepaid expenses and other current assets	164,319	96,735

Total Current Assets	9,535,252	13,406,664

Fixed Assets:
Property, plant and equipment, net	2,279,312	2,330,291

Other Assets:
Inventory finance notes receivable, net	2,456,752	3,345,858
Deferred tax asset	1,730,292	1,791,220
Other assets	42,344	43,118

Total Other Assets:	4,229,388	5,180,196

Total Assets	$16,043,952	$20,917,151

LIABILITIES AND STOCKHOLDERS'EQUITY
Current Liabilities:
Current maturities on long term debt	$125,600	$125,600
Revolving credit loans	3,650,000	4,200,000
Accounts payable	334,278	410,324
Accrued expenses	1,234,016	1,411,883
Accrued warranties	1,225,000	1,330,000
Warrant liability	24,251	34,486
Income tax payable	—	511,654

Total Current Liabilities	6,593,145	8,023,947

Long Term Liabilities:
Long-term debt, net of current maturities	1,025,733	1,057,133
Deferred tax liability	78,046	78,046

Total Long Term Liabilities	1,103,779	1,135,179

Total Liabilities	7,696,924	9,159,126

Commitments and Contingencies (Note 10)

Stockholders’ Equity:
Series A Preferred stock, $0.01 par value, 750,000 shares authorized, 0 and 21,500 shares issued and outstanding, respectively.	—	215
Series C Preferred stock, $0.01 par value, 26,750 shares authorized, 0 and 22,463 shares issued and outstanding, respectively.	—	224
Series E Preferred stock, $0.01 par value, 1,000,000 authorized, 0 and 1,000,000 shares issued and outstanding, respectively.	—	10,000

Common stock, $0.001 par value, 100,000,000 shares authorized, 17,786,184 and 17,499,517 shares issued and 16,033,744 and 16,878,063 outstanding, respectively.	17,788	17,501
Additional paid-in capital	33,254,293	35,998,560
Treasury Stock, at cost; 1,752,440 and 621,454 shares, respectively	(894,128)	(310,075)
Accumulated deficit	(24,030,925)	(23,958,400)

Total Stockholders Equity	8,347,028	11,758,025

Total Liabilities and Stockholders Equity	$16,043,952	$20,917,151

See notes to consolidated financial statements

Deer Valley Corporation & Subsidiaries

Condensed Consolidated Statements of Operations

	For The Three Month Period Ended March 31,
	2012	2011
REVENUE	$5,318,964	$4,352,114
COST OF REVENUE	4,485,331	3,586,022

GROSS PROFIT	833,633	766,092

OPERATING EXPENSES:
Depreciation and Amortization	3,265	4,229
Selling, general and administrative	1,137,162	980,518

TOTAL OPERATING EXPENSES	1,140,427	984,747

OPERATING (LOSS)	(306,794)	(218,655)

OTHER INCOME (EXPENSES)
Derivative income	10,235	291,578
Interest income	2,708	6,387
Other income (expense)	1,640	(1,600)
Interest expense	(13,528)	(31,296)

TOTAL OTHER INCOME/(EXPENSES)	1,055	265,069

(LOSS)/INCOME BEFORE INCOME TAXES	(305,739)	46,414

INCOME TAX BENEFIT	115,032	88,347

NET (LOSS)/INCOME	$(190,707)	$134,761

Reconciliation of (loss)/income from operations to (loss)/income attributable to common shareholders:

(Loss)/income from operations	$(190,707)	$134,761
Deemed distribution on redemption of preferred stock	118,182	—

(Loss)/income from operations and numerator for basic (loss)/ income per common share	$(72,525)	$134,761

Net Income (Loss) Per Share (Basic)	$(0.00)	$0.01
Net Income (Loss) Per Share (Fully Diluted)	$(0.00)	$0.01

Weighted Average Common Shares Outstanding	16,979,742	17,267,640
Weighted Average Common and Common Equivalent Shares Outstanding	16,979,742	20,800,583

See notes to consolidated financial statements

Deer Valley Corporation & Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2012 and 2011

	Preferred A		Preferred C		Series E
	Shares	Amount	Shares	Amount	Shares	Amount
Balance - January 1, 2011	21,500	$214,995	22,463	$224	1,000,000	$10,000

Conversion of Series A Preferred	—	—	—	—	—	—
Common Stock purchase related to amended Earnout Agreement	—	—	—	—	—	—
Treasury Stock purchase at cost	—	—	—	—	—	—
Net Loss	—	—	—	—	—	—

Balance - March 31, 2011	21,500	$214,995	22,463	$224	1,000,000	$10,000

	Preferred A		Preferred C		Series E
	Shares	Amount	Shares	Amount	Shares	Amount
Balance - January 1, 2012	21,500	$215	22,463	$224	1,000,000	$10,000

Conversion of Series A Preferred	(21,500)	(215)	—	—	—	—
Redemption of Series C and E Preferred	—	—	(22,463)	(224)	(1,000,000)	(10,000)
Purchase of Common Stock Option	—	—	—	—	—	—
Treasury Stock purchase at cost	—	—	—	—	—	—
Deemed distribution on redemption of preferred stock	—	—	—	—	—	—
Net Loss	—	—	—	—	—	—

Balance - March 31, 2012	—	$—	—	$—	—	$—

See notes to consolidated financial statements

Deer Valley Corporation & Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2012 and 2011

	Common		Additional
	Shares	Amount	Paid in Capital
Balance - January 1, 2011	17,499,517	$17,501	$35,783,780

Conversion of Series A Preferred	—	—	—
Common Stock purchase related to amended Earnout Agreement	—	—	—
Treasury Stock purchase at cost	—	—	—
Net Loss	—	—	—

Balance - March 31, 2011	17,499,517	$17,501	$35,783,780

	Common		Additional
	Shares	Amount	Paid in Capital
Balance - January 1, 2012	17,499,517	$17,501	$35,998,560

Conversion of Series A Preferred	286,667	287	(72)
Redemption of Series C and E Preferred	—	—	(1,864,776)
Purchase of Common Stock Option	—	—	(879,419)
Treasury Stock purchase at cost	—	—	—
Deemed distribution on redemption of preferred stock	—	—	—
Net Loss	—	—	—

Balance - March 31, 2012	17,786,184	$17,788	$33,254,293

See notes to consolidated financial statements

Deer Valley Corporation & Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2012 and 2011

	Treasury		Accumulated
	Shares	Amount	Deficit	Total
Balance - January 1, 2011	(227,520)	$(100,024)	$(25,412,007)	$10,514,469

Conversion of Series A Preferred	—	—	—	—
Common Stock purchase related to amended Earnout Agreement	—	—	—	—
Treasury Stock purchase at cost	(19,105)	(13,367)	—	(13,367)
Net Loss	—	—	134,761	134,761

Balance - March 31, 2011	(246,625)	$(113,391)	$(25,277,246)	$10,635,863

	Treasury		Accumulated
	Shares	Amount	Deficit	Total
Balance - January 1, 2012	(621,454)	$(310,075)	$(23,958,400)	$11,758,025

Conversion of Series A Preferred	—	—	—	—
Redemption of Series C and E Preferred	—	—	—	(1,875,000)
Purchase of Common Stock Option	—	—	—	(879,419)
Treasury Stock purchase at cost	(1,130,986)	(584,053)	—	(584,053)
Deemed distribution on redemption of preferred stock	—	—	118,182	118,182
Net Loss	—	—	(190,707)	(190,707)

Balance - March 31, 2012	(1,752,440)	$(894,128)	$(24,030,925)	$8,347,028

See notes to consolidated financial statements

Deer Valley Corporation & Subsidiaries

Condensed Consolidated Statements of Cash Flows

Changes in assets and liabilities:
(Increase)/decrease in receivables	1,277,721	(330,357)
(Increase)/decrease in inventories	(364,898)	(543,794)
(Increase)/decrease in deferred tax asset	91,234	117,226
(Increase)/decrease in inventory finance receivable	583,547	(413,059)
(Increase)/decrease in prepayments and other	(40,574)	44,754
Increase/(decrease) in accounts payable	(76,047)	117,077
Increase/(decrease) in income tax payable	(511,654)	(131,453)
Increase/(decrease) in estimated services and warranties	(105,000)	(125,000)
Increase/(decrease) in accrued expenses	(177,867)	(21,034)
Increase/(decrease) in deferred tax liability	—	(9,558)

CASH FLOW PROVIDED BY/(USED) IN OPERATING ACTIVITIES	$568,098	$(1,378,991)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(2,779)	(26,274)
Proceeds from sale of property, plant and equipment	2,000	6,150
Purchases of short-term investments	—	—
Proceeds from sales of short-term investments	2,865,000	69,150

CASH FLOW PROVIDED BY INVESTING ACTIVITIES	$2,864,221	$49,026

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(31,400)	(33,040)
Proceeds from revolving credit loans	2,675,000	2,225,000
Repayments of revolving credit loans	(3,225,000)	(1,475,000)
Purchases of common stock option	(879,419)	—
Purchases of treasury stock	(584,053)	(13,367)
Purchases of preferred stock	(1,756,818)	—

CASH FLOW (USED) IN/PROVIDED BY FINANCING ACTIVITIES	$(3,801,690)	$703,593

NET (DECREASE) IN CASH	$(369,371)	$(626,372)
CASH, Beginning	$3,270,048	$3,727,228

CASH, Ending	$2,900,677	$3,100,856

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$45,930	$77,842

Taxes	$330,123	$—

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of Series A preferred stock for common stock-net	$214,995	$—

See notes to consolidated financial statements

Deer Valley Corporation & Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2012

(unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements for the three month period ended March 31, 2012 and 2011 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The unaudited financial information included in this report includes all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim period. The operations for the three month period ended March 31, 2012 are not necessarily indicative of the results of the full fiscal year.

The condensed consolidated financial statements included in this report should be read in conjunction with the consolidated financial statements and notes thereto included in the Registrant's December 31, 2011 Annual Report on Form 10-K and subsequent filings on Form 8-K.

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

The Company maintains its cash balances in two different financial institutions. At March 31, 2012 these balances totaled $2,900,677. The balances are insured by the Federal Deposit Insurance Corporation up to $250,000 or in the case of non-interest bearing checking accounts, the insurance is unlimited until December 31, 2012. At March 31, 2012, $499,616 of our cash balances exceeded the current FDIC insurance limits.

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

Inventory Finance Notes Receivable – The Company offers inventory-secured financing for its products to qualified retail dealers and developers. Finance contracts require periodic installments of principal and interest over periods of up to 24 months. The Company periodically evaluates the collectability of our notes receivable and considers the need to establish an allowance for doubtful accounts based upon our historical collection experience. We have established an allowance for doubtful accounts of $241,760 as of March 31, 2012 and $123,280 at March 31, 2011.

Impairment of Long-Lived Assets - Property and intangible assets are material to our consolidated financial statements. Further, these assets are subject to the potential negative effects arising from factors beyond the Company’s control including changing economic conditions. The Company evaluates its tangible and definite-lived intangible assets for impairment annually during our fourth quarter or more frequently in the presence of circumstances or trends that may be indicators of impairment. The evaluation is a two step process. The first step is to compare our undiscounted cash flows, as projected over the remaining useful lives of the assets, to their respective carrying values. In the event that the carrying values are not recovered by future undiscounted cash flows, as a second step, the Company compares the carrying values to the related fair values and, if the fair value is lower, record an impairment adjustment. For purposes of fair value, the Company generally uses replacement costs for tangible fixed assets and discounted cash flows, using risk-adjusted discount rates, for intangible assets. These estimates are made by competent employees, using the best available information, under the direct supervision of our management. For tangible property, plant and equipment, there have been no changes in assumptions or methodologies in the three month period ended March 31, 2012 as compared to March 31, 2011. The Company did not have definite-lived intangible assets at March 31, 2012 and March 31, 2011.

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

Cost of Sales - The Company’s factory-built housing segment includes the following types of expenses in cost of sales: purchase and receiving costs, freight in, direct labor, supply costs, warehousing, direct and indirect overhead costs, inspection, transfer, actual and accrued warranty, depreciation, and amortization costs. The Company’s financial services segment includes the following types of expenses in cost of sales: interest expense

Selling, General and Administrative - The Company includes the following types of expenses in selling, general and administrative expense: sales salaries, sales commissions, bad debt expense, advertising, administrative overhead, administrative salaries and bonuses and legal and professional fees.

Derivative Financial Instruments - We generally do not use derivative financial instruments to hedge exposures to cash-flow risks or market-risks that may affect the fair values of our financial instruments. However, we have entered into certain financial instruments, such as the issuance of certain freestanding warrants, which do not meet the conditions for equity classification due to their “down-round” protection features. As required by ASC 815 Derivatives and Hedging, these instruments are required to be carried as derivative liabilities, at fair value with changes in fair value, in our financial statements with changes in fair value reflected in our income (loss). See Note 8 Derivative Liabilities of the condensed consolidated financial statements for additional disclosure data.

Earnings (Loss) Per Share - The Company uses the guidance set forth under FASB topic ASC 260, “Earnings Per Share” for calculating the basic and diluted loss per share. Basic income/(loss) per share is computed by dividing net income/(loss) and net income/(loss) attributable to common shareholders by the weighted average number of common shares outstanding. Diluted income/(loss) per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive. Common equivalent shares are excluded from the computation of net loss per share if they would be anti-dilutive.

The Company’s dilutive common stock equivalent shares as of March 31, 2012 and 2011 include all of the Convertible Preferred shares and any incremental shares associated with the Company’s outstanding warrants and stock options.

See the detailed list of Common Stock Equivalents below.

			Common Stock Equivalents as of
Securities	Exercise Price	Expiration Date	March 31,
			2012	2011
Preferred:

Series A Preferred			—	286,642
Series C Preferred			—	2,246,300
Series E Preferred			—	1,000,000

Total			—	3,532,942

Warrants:

Class A Warrants	$1.50	Expired	—	2,218,690
Class B Warrants	$2.25	August 11, 2013	1,112,487	1,112,487
Class BD-2 Warrants	$1.50	Expired	—	477,479
Class BD-3 Warrants	$2.25	Expired	—	238,740
Class BD-4 Warrants	$1.50	Expired	—	66,121
Class BD-5 Warrants	$3.00	Expired	—	66,121

Total			1,112,487	4,179,638

Total common stock equivalents			1,112,487	7,712,580

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

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The accounting update generally aligns the principles for fair value measurements and the related disclosure requirements under U.S. GAAP and International Financial Reporting Standards. From a GAAP perspective, the amendments are largely clarification, but some could have a significant effect on certain companies. A number of new disclosures are also required. Except for certain disclosures, the guidance applies to public companies and nonpublic companies and is to be applied prospectively. For public and nonpublic companies, the amendments are effective during interim and annual periods beginning after December 15, 2011.

In July 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which requires entities to provide new disclosures in their financial statements about their financing receivables, including credit risk exposures and the allowance for credit losses on a disaggregated basis. In April 2011, the FASB issued ASU 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. ASU 2011-02 clarifies when creditors should classify loan modifications as troubled debt restructurings. In addition, ASU 2011-02 deferred the effective date of the disclosures about troubled debt restructurings in ASU 2010-20 to periods beginning after June 15, 2011. The Company has adopted all of the aforementioned provisions of ASU 2010-20 and ASU 2011-02.

NOTE 3 - INVENTORY

Inventory consisted of the following components:

	March 31, 2012	December 31, 2011
Raw Materials	$828,086	$609,673
Work-in-Process	233,158	312,643
Finished Goods	345,533	119,563

Total Inventory	$1,406,777	$1,041,879

NOTE 4 – ACCRUED EXPENSES

Accrued expenses consisted of the following:

Category	March 31, 2012	December 31, 2011
Accrued dealer incentive program	$189,157	$216,901
Accrued third party billings	437,887	442,800
Accrued compensation	250,666	395,380
Accrued repurchase commitment	128,745	131,395
Other	227,561	225,407

Total Accrued Expenses	$1,234,016	$1,411,883

NOTE 5 – PRODUCT WARRANTIES

The Company provides the retail home buyer a one-year limited warranty covering defects in material or workmanship in home structure, plumbing and electrical systems. The Company estimated warranty costs are accrued at the time of the sale to the dealer following industry standards and historical warranty cost incurred. Periodic adjustments to the estimated warranty accrual are made as events occur which indicate changes are necessary. As of March 31, 2012, the Company has recorded an accrued liability of $1,225,000 for estimated warranty costs relating to homes sold, based upon management's assessment of historical experience factors and current industry trends. Management reviews its warranty requirements at the close of each reporting period and adjusts the reserves accordingly.

The following tabular presentation reflects activity in warranty reserves during the periods presented:

For The Three Month Period Ended
March 31, 2012
Balance at beginning of period	$1,330,000
Warranty charges	272,462
Warranty payments	(377,462)

Balance at end of period	$1,225,000

NOTE 6 – REVOLVING CREDIT LOANS

Effective October 14, 2011, Deer Valley (a) renewed its Revolving Credit Loan and Security Agreement with Fifth Third Bank, used for display model financing for dealers of the products produced by DVHB (the “Display Model LOC”), and (b) in connection with such renewal, Deer Valley reduced the limits of the Display Model LOC from $7,500,000 to $5,000,000. The $5,000,000 Facility has a two year term and has a variable interest rate at 4.00% above LIBOR or 4.375% at March 31, 2012. As of March 31, 2012, the Company had an outstanding balance of $2,150,000 under the revolving credit loan.

Effective October 14, 2011, Deer Valley (a) renewed its Revolving Credit Loan and Security Agreement with Fifth Third Bank, used for short term working capital financing, letters of credit and as a bridge loan on financing the sale of retail units by DVHB (the “Working Capital LOC”), and (b) in connection with such renewal, Deer Valley reduced the limits of the Working Capital LOC from $5,000,000 to $3,000,000. The $3,000,000 Facility has a two year term and has a variable interest rate at 2.50% above LIBOR or 2.875% at March 31, 2012. As of March 31, 2012, the Company had an outstanding balance of $1,500,000 under the revolving credit loan.

The amount available under the revolving credit loans is equal to the lesser of $8,000,000 or an amount based on defined percentages of accounts receivable and inventories reduced by any outstanding letters of credit. At March 31, 2012, $4,637,883 was available under the revolving credit loans after deducting letters of credit of $100,000.

In addition to the revolving line of credit described in the preceding paragraph, DVH, during its normal course of business, is required to issue irrevocable standby letters of credit in the favor of independent third party beneficiaries to cover obligations under insurance policies. As of March 31, 2012, no amounts had been drawn on the above irrevocable letters of credit by the beneficiaries.

NOTE 7 – LONG-TERM DEBT

On May 26, 2006, DVH entered into a Loan Agreement with Fifth Third Bank (the “Lender”) providing for a loan of Two Million Dollars ($2,000,000) (the “Loan”) evidenced by a promissory note and secured by a first mortgage on DVH’s properties in Guin, Alabama and Sulligent, Alabama, including the structures and fixtures located thereon, as well as DVH’s interest in any lease thereof. The Loan had a term from May 26, 2006 through June 1, 2011 and has a variable interest rate at 2.25% above LIBOR. There is no prepayment penalty. Future advances are available under the Loan Agreement, subject to approval by the Lender. Also on May 26, 2006, the Company and DVH guaranteed the Loan. Should Deer Valley default, thereby triggering acceleration of the Loan, the Company would become liable for payment of the Loan. On June 1, 2011 Fifth Third Bank agreed to extend to maturity date on the loan until an amendment to the loan agreement could be finalized.

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

NOTE 8 – DERIVATIVE LIABILITIES

Under ASC 815, share-linked contracts which contain full ratchet anti-dilution provisions are not considered indexed to a company’s own stock for purposes of determining whether it meets the first part of the scope exception in ASC 815-10-15-74. The application of this standard required us to (1) evaluate our instrument’s contingent exercise provisions and (2) evaluate the instrument’s settlement provisions. Based upon applying this approach to instruments within the scope of the consensus, we determined that certain of our warrants do not meet the definition of Indexed to a Company’s Own Stock provided in the Consensus. Accordingly, those Warrants are recorded as liabilities at their fair value. ASC 815 “Derivatives and Hedging” requires that the fair value of these liabilities be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

As of March 31, 2012 and December 31, 2011, derivative financial instruments recorded as liabilities consisted of Class B Warrants indexed to 1,112,487 shares of our common stock with an exercise price of $2.25. The fair value of the Class B warrants as of March 31, 2012 and December 31, 2011 was $24,251 and $34,486, respectively.

The following tables summarize the effects on our income (loss) associated with changes in the fair values of our derivative financial instruments:

	Three months ended March 31, 2012	Three months ended March 31, 2011
Class A Warrants (Class A-1 & Class A-2)	$—	$129,068
Class B Warrants	10,235	109,771
Class BD-2 Warrants	—	39,851
Class BD-3 Warrants	—	9,324
Class BD-4 Warrants	—	2,850
Class BD-5 Warrants	—	714

	$10,235	$291,578

We estimate fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered to be consistent with the objective measuring fair values. In selecting the appropriate technique, we consider, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. We value our derivative warrants using a Binomial Lattice valuation model which provides for early exercise scenarios and incorporates the down-round anti-dilution protection possibilities that could arise in early exercise scenarios.

Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques (such as Lattice models) are highly volatile and sensitive to changes in the trading market price of our common stock. Since derivative financial instruments are initially and subsequently carried at fair value, our (income) loss will reflect the volatility in these estimate and assumption changes.

	March 31, 2012	December 31, 2011
Significant assumptions (or ranges):
Trading market values (1)	$0.60	$0.60
Term (years) (3)	1.36	1.64
Volatility (3)	65.39%	74.84%
Risk-free rate (2)	0.14%	0.09%

Fair value hierarchy:

(1)	Level 1 inputs are quoted prices in active markets for identical assets and liabilities, or derived there from. Our trading market values and the volatilities that are calculated thereupon are level 1 inputs.

(2)	Level 2 inputs are inputs other than quoted prices that are observable. We use the current published yields for zero-coupon US Treasury Securities, with terms nearest the remaining term of the warrants for our risk free rate.

(3)	Level 3 inputs are unobservable inputs. Inputs for which any parts are level 3 inputs are classified as level 3 in their entirety. The remaining term used equals the remaining contractual term as our best estimate of the expected term.

ASC 820-10-55-62 Fair Value Measurements and Disclosures provides that for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period, reconciliation is required of the beginning and ending balances. The reconciliation of our derivative liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of March 31, 2012 is as follows:

Warrant Derivative
Beginning balance, December 31, 2011	$34,486
Total (gains) or losses included in earnings	(10,235)
Issuances	—

Ending balance, March 31, 2012	$24,251

The significant unobservable inputs used in the fair value measurement of the warrants included management’s estimate of the expected remaining term and the probability of a down round financing occurring during the remaining term of the warrant. Generally an increase (decrease) in the expected term or the probability of the occurrence of a down round financing would result in a higher (lower) fair value measurement

NOTE 9 – INCOME TAXES

Income Taxes:

The components of the provision for income taxes are as follows:

Three months ended March 31, 2012
Current income tax (benefit)	$(206,266)
Deferred income tax expense	91,234

Total income tax benefit	$(115,032)

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

	Three months ended March 31, 2012
	Amount	Impact on Rate
Income tax (benefit) at federal rate	$(103,985)	34.00%

State tax benefit, net of Federal effect	(12,925)	4.23%

Permanent Differences:
Meals and entertainment	5,456	-1.78%
Officer’s life insurance	334	-0.11%
Derivative expense	(3,912)	1.28%

Total permanent differences	1,878	-0.61%

Rounding	—	0.00%

Total income tax (benefit)	$(115,032)	37.62%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred income taxes are as follows:

March 31, 2012
Current Deferred Tax Assets:
Warranty reserve	$468,269
Repurchase reserve	47,953
Loan loss reserve	92,415
Allowance for doubtful accounts	5,734
Inventory reserve	4,904
Accrued legal fees	11,467

Total Current Deferred Tax Asset	630,742

Non-Current Deferred Tax Assets:
Goodwill impairment	2,132,909
Valuation allowance	(402,617)

Total Non-Current Deferred Tax Assets	1,730,292

Non-Current Deferred Tax Liability:
Accelerated depreciation	(85,576)
Sale of assets	7,530

Total Non-Current Deferred Tax Liability	(78,046)

Total Deferred Tax Assets (Liabilities) - Net	$2,282,988

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Litigation - The Company in the normal course of business is subject to claims and litigation. Management of the Company is of the opinion that, based on information available, such legal matters will not ultimately have a material adverse effect on the financial position or results of operation of the Company.

Reserve for Repurchase Commitments – DVH is contingently liable under the terms of repurchase agreements with financial institutions providing inventory financing for retailers of DVH’s products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The risk of loss under these agreements is spread over numerous retailers. The price DVH is obligated to pay generally declines over the period of the agreement (typically 18 to 24 months) and the risk of loss is further reduced by the sale value of repurchased homes. The maximum amount for which the Company is contingently liable under repurchase agreements is approximately $3,500,000 at March 31, 2012. As of March 31, 2012 the Company reserved $128,745 for future repurchase losses, based on prior experience and an evaluation of dealers’ financial conditions. DVH to date has not experienced significant losses under these agreements, and management does not expect any future losses to have a material effect on the accompanying financial statements.

NOTE 11 – EQUITY TRANSACTIONS

Series A Convertible Preferred Stock - During the three month period ended March 31, 2012 certain shareholders converted 21,500 shares of Series A Preferred stock, par value $215, into 286,667 shares of the Company’s common stock. The conversion represents all of the outstanding shares of the Company’ Series A Preferred stock.

Common Stock Dividends – There were no dividends paid during the three month period ended March 31, 2012.

Treasury Stock – Pursuant to a common stock repurchase program approved by our Board of Directors, a total of 1,130,986 shares, inclusive of the shares purchased pursuant to the common stock redemption agreement described below, were purchased during the three month period ended March 31, 2012 at a cost of $623,190 and recorded as treasury stock.

Stock Redemption Agreement – During the three month period ended March 31, 2012 the Company entered into (i) a common stock redemption agreement wherein the Company purchased 1,096,291 shares of common stock; (ii) a securities redemption and purchase agreement wherein (a) the Company purchased 22,463 shares of Series C Preferred and 1,000,000 shares of Series E Preferred, representing 100% of the issued and outstanding shares of each class and convertible to 3,246,300 shares of common stock and (b) the Company purchased an option to purchase from Vicis Capital Master Fund’s remaining 12,310,359 shares of common stock (the “Option”). The aggregate purchase price of the stock redemption agreement was $3,200,000 and was allocated to the financial instruments acquired on the basis of relative fair value.

The above referenced option is a freestanding forward contract with a call option (right to buy) element that provides for the Company’s right and option, but not its responsibility, to purchase 12,310,359 shares, and no fewer shares, of its common stock until the Option expiration on June 1, 2013. The option provides for graduated exercise prices over the term to expiration: $5,300,000 through June 1, 2012; thereafter, $6,300,000 through August 1, 2012; thereafter, $6,800,000 through December 1, 2012; and thereafter $7,300,000 through the expiration date on June 1, 2013.

Accounting for redemptions of preferred stock is provided in ASC S99-2 and states that if a registrant redeems its preferred stock, the difference between (1) the fair value of the consideration transferred to the holders of the preferred stock and (2) the carrying amount of the preferred stock in the company’s balance sheet should be reflected in a manner similar to a dividend on preferred stock and subtracted from net income to arrive at income available to common stockholders in the calculation of earnings per share. A credit, as opposed to a debit, could result from the calculation under this method.

The Option was accounted for as provided in ASC 815 Derivatives and Hedging. ASC 815 further provides that if the instrument’s exercise price or number of shares are not fixed, the instrument would still be considered indexed to a company’s own stock if the only variables that could affect the settlement would be inputs to the fair value of a fixed-for-fixed forward or option equity shares.

NOTE 12 – SEGMENT INFORMATION

Our business segments consist of factory-built housing and financial services. Our financial services business commenced during the fourth quarter of 2009 to provide dealer inventory-secured financing for houses built by the Company. Our chief decision making officer considers income (loss) from operations as the basis to measure segment profitability. The following table summarizes net sales, income (loss) from operations, and identifiable assets by segment for the three month period ended March 31, 2012 and 2011.

	For The Three Months Ended
	March 31, 2012	March 31, 2011
Revenues from external customers
Factory-built housing	$5,179,529	$4,247,136
Financial services	139,435	104,978

Total revenues	$5,318,964	$4,352,114

Income (loss) from operations
Factory-built housing	$(79,246)	$(40,988)
Financial services	34,727	37,460
General corporate expenses	(262,275)	(215,127)

Total income (loss) from operations	$(306,794)	$(218,655)

Other income (expense)
Derivative income (expense)	$10,235	$291,578
Other income (expense)	1,640	(1,600)
Interest income	2,708	6,387
Interest expense	(13,528)	(31,296)

Total other income (expense)	$1,055	$265,069

Income (loss) before income taxes	$(305,739)	$46,414

Identifiable assets
Factory-built housing	$9,663,351	$12,932,584
Financial services	6,332,546	5,519,469
Other	48,055	170,617

	$16,043,952	$18,622,670

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

Overview

The Company, through its wholly owned subsidiaries Deer Valley Homebuilders, Inc. (“DVH”) and Deer Valley Financial Corp (“DVFC”), designs and manufactures factory built homes and provides dealer inventory-secured financing for our factory built homes. The Company’s manufacturing plant located in Guin, Alabama, produces homes which are marketed in 12 states through a network of independent dealers, builders, developers and government agencies located primarily in the southeastern and south central regions of the United States. Inventory-secured loan financing is offered to qualified retail dealers and developers, through DVFC.

The Company’s executives are continuing to focus on challenges faced by our industry and the general economy: (i) Management has been addressing the well-publicized slowdown in the housing industry by adjusting capacity and production rates with market demand. The Company will continue to monitor demand and may take additional steps to adjust production levels based on our views of and direction of the industry. (ii) In recognition of an important trend in the housing market toward modular homes and the need for emergency housing as part of the Company’s strategic plan, management is seeking to increase the Company’s involvement in the modular segment of the factory-built housing industry. The Company believes that establishing alternative distribution channels will add stability and position the company for growth when market conditions improve. The Company has targeted the production of smaller units (less than 3,000 square feet) that are readily producible, in a cost efficient manner, using the Company’s existing manufacturing capabilities. The Company sells these models to large tract developers, government agencies and individuals through independent dealers. (iii) Management has addressed the reduced availability of “dealer inventory financing” with its wholly owned subsidiary, Deer Valley Finance Corp (DVFC). The subsidiary was created to provide inventory-secured loans to qualified retail dealers and developers. (iv) The Company continues to focus on operating activities to improve manufacturing efficiencies, reduce overall costs and increase gross margins.

Our business segments consist of factory-built housing and financial services. Our financial services provide qualified independent retail dealers and developers inventory-secured financing for homes the Company produces. The Company does not maintain separate operating segments for regions and does not separately report financial information by geographic sales area because they are similar products using similar production techniques and sold to the same class of customer. See Note 12 - Segment Information of the Notes to Condensed Consolidated Financial Statements for information on our net sales, income (loss) from operations, and identifiable assets by segment for the three month periods ended March 31, 2012 and 2011.

Manufacturing Operations

We produce all of our factory built homes at our plant in Guin, Alabama, which normally function on a single shift, 40 hour work week and producing on average 20 “floors” per week at current production rate. During the first quarter of 2012, the Company reduced production to a 32 hour work week with an average production rate was approximately 14 “floors” produced per week. As of March 31, 2012, our backlog of orders stood at approximately $1,600,000.

Our plant in Guin, Alabama operated at a capacity of 39% of our maximum capacity of a single shift, 40 hour work week, during the quarter ended March 31, 2012. We have one idle plant located in Sulligent, Alabama.

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

The following discussion examines the results of the Company’s operations for the three month periods ended March 31, 2012. This discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and notes to the consolidated financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment by our management. It is also imperative that one read our December 31, 2011 Annual Report on Form 10-K and subsequent filings on Form 8-K.

HISTORICAL RESULTS – THREE MONTH PERIODS ENDED MARCH 31, 2012 AND MARCH 31, 2011.

Revenues. Overall gross revenue for the three month period ended March 31, 2012 was $5,318,964 compared to $4,352,114 for the three month period ended March 31, 2011, representing an increase of $966,850, or approximately 22.2%. The increase in revenue for the three month period ended March 31, 2012 compared to the three month period ended March 31, 2011, is partially attributable to mild winter weather allowing construction projects to continue and consumers access to retail dealers. In addition, we were able to avoid production shutdowns that occurred due to winter storms during the three month period ended March 31, 2011. Although we remain cautiously optimistic, several challenges such as persistently high unemployment levels and the threat of more foreclosures continue to hinder a recovery in the housing market. If the current lethargy in the national economy generally, or in the housing market specifically, continues for an extended period of time, our operating results could continue to be negatively affected by such market forces. This ongoing crisis has continued to materially impacted liquidity in the financial markets, reducing the availability of wholesale financing for our industry retailers and consumer financing for purchasers of a manufactured homes. The likelihood that we will be able to sustain or increase our net income in the future must be considered in light of the continuing difficulties facing the manufactured housing industry as a whole, the national and local economies, the credit markets and the financial services industry, the competitive environment in which we operate, and other risks and uncertainties.

Gross Profit. Gross profit for the three month period ended March 31, 2012 was $833,633 or 15.7% of total revenue compared to $766,092 or 17.6% of total revenue for the three month period ended March 31, 2011, a decrease of 190 basis points from the prior year. The decrease is attributable to an increase in raw material costs of 190 basis points and an increase in labor costs of 80 basis points, which were offset in part by a decrease in service and warranty costs of 80 basis points. The Company includes the following types of expenses in cost of sales: purchase and receiving costs, freight in, direct labor, supply costs, warehousing, direct and indirect overhead costs, inspection, transfer, actual and accrued warranty, depreciation, and amortization costs.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses for the three month period ended March 31, 2012 were $1,137,162 compared to $980,518 for the three month period ended March 31, 2011. The increase in selling, general and administrative expenses, of $156,644 primarily relates to an increase in salary and wages of $77,015, and an increase in legal and professional expenses of $45,439. The Company includes the following types of expenses in selling, general and administrative expense: sales salaries, sales commissions, bad debt expense, advertising, administrative overhead, administrative salaries and bonuses and legal and professional fees.

Other Income (Expense). Derivative income for the three month period ended March 31, 2012 was $10,235 compared to income of $291,578 for the three month period ended March 31, 2011. Our derivative income represents a change in the fair value of our derivative warrants. Since derivative financial instruments are initially and subsequently carried at fair values, our derivative income/expense will reflect the volatility in these estimates and assumption changes. In August 2011, a large portion of our derivative warrants expired, the expiration of these derivative warrants should decrease the volatility in changes in our derivative income (expenses) in future periods. See Note 9 - Derivative Liabilities of the condensed consolidated financial statements for additional disclosure data.

Net Income (Loss). The net income (loss) for the three month period ended March31, 2012 was $(190,707) compared to net income (loss) of $134,761 for the three month period ended March 31, 2011, representing a decrease in net income of $325,468. The decrease in net income for the three month period ended March 31, 2012 compared to the three month period ended March 31, 2011, is primarily attributable to a decrease in derivative income of $281,343.

Net Income (Loss) available to common stockholders - Net income (loss) available to common stockholders represents our net income (loss) as adjusted for deemed dividends on redemption on our preferred stock. See Note 11 - Equity Transactions of the condensed consolidated financial statements for additional disclosure data.

Liquidity and Capital Resources

Management believes that the Company currently has sufficient cash flow from operations, available bank borrowings, cash, and cash equivalents to meet its short-term working capital requirements. The Company had $2,935,677 in cash and cash equivalents and short-term investments as of March 31, 2012, compared to $6,170,048 in cash and cash equivalents and short-term investments as of December 31, 2011. The decrease in cash and cash equivalents is primarily attributable to the redemption of all of the Company’s issued and outstanding Series C and Series E Convertible Preferred Stock, together with a block of the Company’s common stock and an option to purchase shares of common stock, for an aggregate purchase price of $3,200,000. Should our costs and expenses prove to greater than we currently anticipate or should we change our current business plan in a manner which will increase or accelerate our anticipated costs or capital demand, such as through the acquisition of new products or increased participation in alternative financing programs for our dealers, our working capital could be depleted at an accelerated rate.

To fund the growth in our dealer finance business, the Company’s operations may require significant use of cash reserves during 2012 compared to prior years. In October 2009, the Company created DVFC, a wholly owned subsidiary. The subsidiary was created to provide inventory-secured loans to qualified retail dealers and developers. Although our dealer finance business is largely funded by advances under its credit facility with Fifth Third Bank, the Company has historically used cash reserves to fund a portion of our financing business.

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

As of March 31, 2012, the aggregate balance on the $5,000,000 Facility and the $3,000,000 Facility was $3,650,000. In addition, we have a real estate loan from Fifth Third that had a balance, as of March 31, 2012, of $1,151,333.

1 - Cash flow from operating activities:

For the three month period ended March 31, 2012, operating activities provided net cash of $568,098 primarily as a result of the following:

(a)	a decrease in accounts receivable of $1,277,721 (a source of cash), approximately $1.6 million of the decrease in accounts receivable is related to homes manufactured for a government agency, which were offset in part due to a seasonal increase in dealer accounts receivable as a result of scheduled production shutdown during December 2011 , and

(b)	a decrease in inventory finance notes receivable of $583,547 (a source of cash), the decrease in inventory finance notes receivable is a result of lower dealer inventory levels provided by DVFC to provide inventory-secured loans to qualified retail dealers and developers, which was offset by

(c)	an increase in inventories of $364,898 (a use of cash), primarily as a result of a return to normal production levels subsequent to holiday shutdown period at December 31, 2011 , and

(d)	an decrease in income tax payable of $551,654 (source of cash), due to income tax payments made during the period and income tax benefit recorded during the period, and

(e)	a decrease in estimated services and warranties of $105,000 (use of cash), we decreased our warranty provision based on management’s assessment of historical experience and current trends in wholesale shipments and dealer inventories, and

(f)	A decrease in accrued expenses of $177,867 (use of cash), as a result of payments of accrued dealer incentives and accrued compensation during the period.

2 - Cash flow from investing activities:

The net cash provided by investing activities for the three month period ending March 31, 2012 was $2,864,221, which reflects sales of short-term investments of $2,865,000.

3 - Cash flow from financing activities:

The net cash used in financing activities for the three month period ending March 31, 2012 was $3,801,690, which is primarily attributable to (i) the redemption of all of the Company’s issued and outstanding Series C and Series E Convertible Preferred Stock, together with a block of the Company’s common stock and an option to purchase shares of common stock, for an aggregate purchase price of $3,200,000 and (ii) a decrease in revolving credit loans of $550,000.

During the three month period ended March 31, 2012 the Company entered into (i) a common stock redemption agreement wherein the Company purchased 1,096,291 shares of common stock; (ii) a securities redemption and purchase agreement wherein (a) the Company purchased 22,463 shares of Series C Preferred and 1,000,000 shares of Series E Preferred, representing 100% of the issued and outstanding shares of each class and linked to 3,246,300 shares of common stock and (b) the Company purchased an option to purchase from Vicis Capital Master Fund’s remaining 12,310,359 shares of common stock (the “Option”). The aggregate purchase price of the stock redemption agreement was $3,200,000.

The Company is contingently liable under the terms of the repurchase agreements with financial institutions providing inventory financing for retailers of our products. For more information on the repurchase agreements, including the Company’s contingent liability there under, please see “Reserve for Repurchase Commitments” below.

DVH, during its normal course of business, is required to issue irrevocable standby letters of credit to cover obligations under its workmen compensation insurance policy in the amount of $100,000. As of March 31, 2012, no amounts had been drawn on the above irrevocable letters of credit by the beneficiaries.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments which affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. For a description of those estimates, see Note 2, Summary of Significant Accounting Policies, contained in the explanatory notes to the Company’s financial statements for the quarter ended March 31, 2012, contained in this filing and the Company’s Form 10-K for December 31, 2011. On an ongoing basis, we evaluate our estimates, including those related to reserves, deferred tax assets, valuation allowances, impairment of long-lived assets, fair value of equity instruments issued to consultants for services, and estimates of costs to complete contracts. We base our estimates on historical experience and on various other assumptions which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities which are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. However, we believe that our estimates, including those for the above-described items, are reasonable.

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

Warranties

We provide our retail buyers with a one-year limited warranty covering defects in material or workmanship, including plumbing and electrical systems. We record a liability for estimated future warranty costs relating to homes sold, based upon our assessment of historical experience and industry trends. In making this estimate, we evaluate historical sales amounts, warranty costs related to homes sold and timing in which any work orders are completed. The Company has accrued a warranty liability reserve of $1,225,000 on its balance sheet as of March 31, 2012. Based on management’s assessment of historical experience and current trends in wholesale shipments and dealer inventories we decreased our warranty provision by $105,000 for the quarter ended March 31, 2012. Although we maintain reserves for such claims, there can be no assurance that warranty expense levels will remain at current levels or that the reserves that we have set aside will continue to be adequate. A large number of warranty claims which exceed our current warranty expense levels could have a material adverse affect upon our results of operations.

Volume Incentives Payable

We have relied upon volume incentive payments to our independent dealers who retail our products. These volume incentive payments are accounted for as a reduction to gross sales, and are estimated and accrued when sales of our factory-built homes are made to our independent dealers. Volume incentive reserves are recorded based upon the annualized purchases of our independent dealers who purchase a qualifying amount of home products from us. We accrue a liability to our dealers, based upon estimates derived from historical payout rates. We had a reserve for volume incentives payable of $189,157 as of March 31, 2012.

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

The maximum amount for which the Company is contingently liable under such agreements amounted to approximately $3,500,000 as of March 31, 2012, as compared to $3,730,000 as of March 31, 2011. As of March 31,

2012 and March 31, 2011, we had reserves of $128,745 and $146,745, respectively, established for future repurchase commitments, based upon our prior experience and evaluation of our independent dealers’ financial conditions. Because Deer Valley to date has not experienced any significant losses under these agreements, management does not expect any future losses to have a material effect on our accompanying financial statements.

Allowance for Doubtful Accounts for Inventory Finance Notes Receivable

The Company offers inventory-secured financing for its products to qualified retail dealers and developers. Finance contracts require periodic installments of principal and interest over periods of up to 24 months. The Company periodically evaluates the collectability of our notes receivable and considers the need to establish an allowance for doubtful accounts based upon our historical collection experience. The Company had a total inventory-secured financing receivable of $6,329,102 as of March 31, 2012. We have established an allowance for doubtful accounts of $241,760 as of March 31, 2012 and $123,280 at March 31, 2011.

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

Although we maintain an allowance for doubtful accounts, there can be no assurance that such allowance will remain at current levels or that such allowances will be adequate. The Company was not experienced any losses to date.

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

The fair value of the derivative warrant liability was $34,486 on December 31, 2011, and $24,251 on March 31, 2012. The change in the warrant liability resulted in a derivative income of $10,235 for the three month period ended March 31, 2012. See Note 8 - Derivative Liabilities of the notes to Condensed Consolidated Financial Statements for additional disclosure data.

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

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Mesurement and Disclosure Requirements in U.S. GAAP and IFRS. The accounting update generally aligns the principles for fair value measurements and the related disclosure requirements under U.S. GAAP and International Fiancial Reporting Standards. From a GAAP perspective, the amendments are largely clarification, but some could have a significant effect on certain companies. A number of new disclosures are also required. Except for certain disclosures, the guidance applies to public companies and nonpublic companies and is to be applied prospectively. For public and nonpublic companies, the amendments are effective during interim and annual periods beginning after December 15, 2011.

In July 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which requires entities to provide new disclosures in their financial statements about their financing receivables, including credit risk exposures and the allowance for credit losses on a disaggregated basis. In April 2011, the FASB issued ASU 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. ASU 2011-02 clarifies when creditors should classify loan modifications as troubled debt restructurings. In addition, ASU 2011-02 deferred the effective date of the disclosures about troubled debt restructurings in ASU 2010-20 to periods beginning after June 15, 2011. The Company has adopted all of the aforementioned provisions of ASU 2010-20 and ASU 2011-02.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending March 31, 2012 covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Changes in Internal Controls over Financial Reporting

During the quarter ended March 31, 2012, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Series A Convertible Preferred Stock -

During the three month period ended March 31, 2012 certain shareholders converted 21,500 shares of Series A Preferred stock, par value $215, into 286,667 shares of the Company’s common stock. The conversion represents all of the outstanding shares of the Company’ Series A Preferred stock.

Treasury Stock – Pursuant to a common stock repurchase program approved by our Board of Directors, a total of 1,130,986 shares, inclusive of the shares purchased pursuant to the common stock redemption agreement described below, were purchased during the three month period ended March 31, 2012 at a cost of $623,190 and recorded as treasury stock.

Share Repurchase Agreement – During the three month period ended March 31, 2012 the Company entered into (i) a common stock redemption agreement wherein the Company purchased 1,096,291 shares of common stock; (ii) a securities redemption and purchase agreement wherein (a) the Company purchased 22,463 shares of Series C Preferred and 1,000,000 shares of Series E Preferred, representing 100% of the issued and outstanding shares of each class and linked to 3,246,300 shares of common stock and (b) the Company purchased an option to purchase from Vicis Capital Master Fund’s remaining 12,310,359 shares of common stock (the “Option”).

The Option is a freestanding forward contract with a call option (right to buy) element that provides for the Company’s right and option, but not its responsibility, to purchase 12,310,359 shares, and no fewer shares, of its common stock until the Option expiration on June 1,2013. The option provides for graduated exercise prices over the term to expiration: $5,300,000 through June 1, 2012; thereafter, $6,300,000 through August 1, 2012; thereafter, $6,800,000 through December 1, 2012; and thereafter $7,300,000 through the expiration date on June 1, 2013.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
Month #1 Jan. 1 to Jan. 31, 2012	17,790	$.56	0	0

Month #2 Feb. 1 to Feb. 28, 2012	0	0	0	0

Month #3 March 1 to March 31, 2012	1,113,196	$.55	0	0
Total (1)	1,130,986	$.55	0	0

(1)	Total does not include 19,449 shares of the Company’s common stock repurchased by the Company between April 1, 2012 and May 7, 2012 at an average price of $.68 per share.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Reserved

Item 5. Exhibits

Exhibit No.	Description

3.01	Articles of Incorporation of Deer Valley Corporation. (1)

3.02	Bylaws of Deer Valley Corporation. (1)

4.01	Certificate of Designation, Rights, and Preferences of Series A Convertible Preferred Stock. (1)

4.02	Certificate of Designation, Rights, and Preferences of Series B Convertible Preferred Stock. (1)

4.03	Certificate of Designation, Rights, and Preferences of Series C Convertible Preferred Stock. (1)

4.04	Certificate of Designation, Rights, and Preferences of Series D Convertible Preferred Stock. (1)

4.05	Certificate of Designation, Rights, and Preferences of Series E Convertible Preferred Stock. (2)

10.1	Common Stock Redemption Agreement dated March 30, 2012 (3)

10.2	Securities Redemption and Purchase Agreement dated March 30, 2012 (3)

10.3	Common Stock Option Agreement dated March 30, 2012 (3)

10.4	Third Amendment to Revolving Credit Loan and Security Agreement - $5,000,000 (4)

10.5	Third Amendment to Revolving Credit Loan and Security Agreement - $3,000,000 (4)

10.6	Fourth Amendment to Loan Agreement – Real Estate Loan (4)

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 11, 2012. (5)

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 11, 2012. (5)

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 11, 2012. (5)

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 11, 2012. (5)

101.INS	XBRL Instance Document (6)

101.SCH	XBRL Taxonomy Extension Scheme Document (6)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (6)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (6)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (6)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (6)

(1)	Previously filed as an exhibit to the Form 8-K, filed with the SEC on July 28, 2006 and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Form 10-QSB, filed with the SEC on November 20, 2006 and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Form 8-K, filed with the SEC on April 5, 2012 and incorporated herein by reference.
(4)	Previously filed as an exhibit to the Form 8-K, filed with the SEC on April 25, 2012 and incorporated herein by reference.
(5)	Filed herewith.
(6)	Pursuant to Rule 406T of Regulation S-T, these Interactive Data Files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to the liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Deer Valley Corporation
(Registrant)

Dated: May 11, 2012	By:	/s/ Charles G. Masters
Charles G. Masters
President & Chief Executive Officer