Form 10-Q
period 2012-06-30
DEER VALLEY CORP
filed 2012-08-08
CIK 95047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-05388

DEER VALLEY CORPORATION

(Exact name of Registrant as specified in its charter)

Florida	20-5256635
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

3030 N Rocky Point Drive W, Suite 150, Tampa, FL	33607
(Address of principal executive offices)	(Zip code)

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

The Registrant had 15,961,912 shares of Common Stock, par value $0.001 per share, outstanding as of August 3, 2012.

		PAGE

PART I	FINANCIAL INFORMATION

Item 1	Financial Statements

	Condensed Consolidated Balance Sheets As of June 30, 2012 (unaudited) As of December 31, 2011	F-2

	Condensed Consolidated Statements of Operations Three and Six Months ended June 30, 2012 (unaudited) Three and Six Months ended June 30, 2011 (unaudited)	F-3

	Condensed Consolidated Statements of Changes in Stockholders’ Equity Six Months ended June 30, 2012 (unaudited) Six Months ended June 30, 2011 (unaudited)	F-4 - F-6

	Condensed Consolidated Statements of Cash Flows Six Months ended June 30, 2012 (unaudited) Six Months ended June 30, 2011 (unaudited)	F-7

	Notes to Condensed Consolidated Financial Statements (unaudited)	F-8 - F-16

Item 2	Management’s Discussion and Analysis	1

Item 4T	Controls and Procedures	8

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	9

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	9

Item 3	Defaults Upon Senior Securities	10

Item 4	Reserved	10

Item 5	Exhibits	11

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

Deer Valley Corporation & Subsidiaries

Condensed Consolidated Financial Statements

Deer Valley Corporation & Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS

Current Assets:
Cash	$3,904,304	$3,270,048
Short-term investments	—	2,900,000
Accounts receivable, net	522,706	2,044,869
Inventory	1,373,258	1,041,879
Deferred tax asset	644,318	661,048
Inventory finance notes receivable	2,627,628	3,392,085
Prepaid expenses and other current assets	123,674	96,735

Total Current Assets	9,195,888	13,406,664

Fixed Assets:
Property, plant and equipment, net	2,226,158	2,330,291

Other Assets:
Inventory finance notes receivable, net	3,945,099	3,345,858
Deferred tax asset, net	1,669,364	1,791,220
Other assets	41,570	43,118

Total Other Assets:	5,656,033	5,180,196

Total Assets	$17,078,079	$20,917,151

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Current maturities on long term debt	$125,600	$125,600
Revolving credit loans	4,000,000	4,200,000
Accounts payable	595,710	410,324
Accrued expenses	1,490,826	1,411,883
Accrued warranties	1,240,000	1,330,000
Warrant liability	18,021	34,486
Income tax payable	41,329	511,654

Total Current Liabilities	7,511,486	8,023,947

Long Term Liabilities:
Long-term debt, net of current maturities	994,333	1,057,133
Deferred tax liability	78,046	78,046

Total Long Term Liabilities	1,072,379	1,135,179

Total Liabilities	8,583,865	9,159,126

Commitments and Contingencies (Note 10)	—	—

Stockholders’ Equity:
Series A Preferred stock, $0.01 par value, 750,000 shares authorized, 0 and 21,500 shares issued and outstanding, respectively.	—	215
Series C Preferred stock, $0.01 par value, 26,750 shares authorized, 0 and 22,463 shares issued and outstanding, respectively.	—	224
Series E Preferred stock, $0.01 par value, 1,000,000 authorized, 0 and 1,000,000 shares issued and outstanding, respectively.	—	10,000

Common stock, $0.001 par value, 100,000,000 shares authorized, 17,786,184 and 17,499,517 shares issued and 15,986,883 and 16,878,063 outstanding, respectively.	17,788	17,501
Additional paid-in capital	33,254,293	35,998,560
Treasury Stock, at cost; 1,799,301 and 621,454 shares, respectively	(926,593)	(310,075)
Accumulated deficit	(23,851,274)	(23,958,400)

Total Stockholders’ Equity	8,494,214	11,758,025

Total Liabilities and Stockholders’ Equity	$17,078,079	$20,917,151

See notes to condensed consolidated financial statements

Deer Valley Corporation & Subsidiaries

Condensed Consolidated Statements of Operations

	For The Three Month Period Ended		For The Six Month Period Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUE	$7,643,245	$7,881,194	$12,962,209	$12,233,308

COST OF REVENUE	6,341,144	6,456,337	10,826,475	10,042,360

GROSS PROFIT	1,302,101	1,424,857	2,135,734	2,190,948

OPERATING EXPENSES:
Depreciation and Amortization	3,221	3,687	6,486	7,916
Selling, general and administrative	998,519	957,222	2,135,681	1,937,739

TOTAL OPERATING EXPENSES	1,001,740	960,909	2,142,167	1,945,655

OPERATING INCOME/(LOSS)	300,361	463,948	(6,433)	245,293

OTHER INCOME (EXPENSES)
Derivative income	6,230	53,394	16,465	344,972
Interest income	230	4,488	2,938	10,875
Other income (expense)	—	11,108	1,640	9,508
Interest expense	(12,254)	(24,677)	(25,782)	(55,973)

TOTAL OTHER (EXPENSES)/INCOME	(5,794)	44,313	(4,739)	309,382

INCOME/(LOSS) BEFORE INCOME TAXES	294,567	508,261	(11,172)	554,675

INCOME TAX (EXPENSE)/BENEFIT	(114,916)	(180,776)	116	(92,429)

NET INCOME/(LOSS)	$179,651	$327,485	$(11,056)	$462,246

Reconciliation of income/(loss) from operations to income attributable to common shareholders:

Income/(loss) from operations	$179,651	$327,485	$(11,056)	$462,246
Deemed distribution on redemption of preferred stock		—	118,182	—

per common share	$179,651	$327,485	$107,126	$462,246

Net Income Per Share (Basic)	$0.01	$0.02	$0.01	$0.03
Net Income Per Share (Fully Diluted)	$0.01	$0.02	$0.01	$0.02

Weighted Average Common Shares Outstanding	16,019,656	17,239,903	17,252,314	17,253,666
Weighted Average Common and Common Equivalent Shares Outstanding	16,019,656	20,772,846	16,499,699	20,786,608

See notes to condensed consolidated financial statements

Deer Valley Corporation & Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Six Months Ended June 30, 2012 and 2011

(Unaudited)

	Preferred A		Preferred C		Series E
	Shares	Amount	Shares	Amount	Shares	Amount

Balance - January 1, 2011	21,500	$214,995	22,463	$224	1,000,000	$10,000

Conversion of Series A Preferred	—	—	—	—	—	—
Common Stock purchase related to amended Earnout Agreement	—	—	—	—	—	—
Treasury Stock purchase at cost	—	—	—	—	—	—
Net Income	—	—	—	—	—	—

Balance - June 30, 2011	21,500	$214,995	22,463	$224	1,000,000	$10,000

	Preferred A		Preferred C		Series E
	Shares	Amount	Shares	Amount	Shares	Amount

Balance - January 1, 2012	21,500	$215	22,463	$224	1,000,000	$10,000

Conversion of Series A Preferred	(21,500)	(215)	—	—	—	—
Redemption of Series C and E Preferred	—	—	(22,463)	(224)	(1,000,000)	(10,000)
Purchase of Common Stock Option	—	—	—	—	—	—
Treasury Stock purchase at cost	—	—	—	—	—	—
Deemed distribution on redemption of preferred stock	—	—	—	—	—	—
Net Loss	—	—	—	—	—	—

Balance - June 30, 2012	—	$—	—	$—	—	$—

See notes to condensed consolidated financial statements

Deer Valley Corporation & Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Six Months Ended June 30, 2012 and 2011

(Unaudited)

	Common		Additional
	Shares	Amount	Paid in Capital

Balance - January 1, 2011	17,499,517	$17,501	$35,783,780

Conversion of Series A Preferred	—	—	—
Common Stock purchase related to amended Earnout Agreement	—	—	—
Treasury Stock purchase at cost	—	—	—
Net Loss	—	—	—

Balance - June 30, 2011	17,499,517	$17,501	$35,783,780

	Common		Additional
	Shares	Amount	Paid in Capital

Balance - January 1, 2012	17,499,517	$17,501	$35,998,560

Conversion of Series A Preferred	286,667	287	(72)
Redemption of Series C and E Preferred	—	—	(1,864,776)
Purchase of Common Stock Option	—	—	(879,419)
Treasury Stock purchase at cost	—	—	—
Deemed distribution on redemption of preferred stock	—	—	—
Net Loss	—	—	—

Balance - June 30, 2012	17,786,184	$17,788	$33,254,293

See notes to condensed consolidated financial statements

Deer Valley Corporation & Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Six Months Ended June 30, 2012 and 2011

(Unaudited)

	Treasury		Accumulated
	Shares	Amount	Deficit	Total

Balance - January 1, 2011	(227,520)	$(100,024)	$(25,412,007)	$10,514,469

Conversion of Series A Preferred	—	—	—	—
Common Stock purchase related to amended Earnout Agreement	—	—	—	—
Treasury Stock purchase at cost	(88,899)	(63,012)	—	(63,012)
Net Loss	—	—	462,247	462,247

Balance - June 30, 2011	(316,419)	$(163,036)	$(24,949,760)	$10,913,704

	Treasury		Accumulated
	Shares	Amount	Deficit	Total

Balance - January 1, 2012	(621,454)	$(310,075)	$(23,958,400)	$11,758,025

Conversion of Series A Preferred	—	—	—	—
Redemption of Series C and E Preferred	—	—	—	(1,875,000)
Purchase of Common Stock Option				(879,419)
Treasury Stock purchase at cost	(1,177,847)	(616,518)	—	(616,518)
Deemed distribution on redemption of preferred stock	—	—	118,182	118,182
Net Loss	—	—	(11,056)	(11,056)

Balance - June 30, 2012	(1,799,301)	$(926,593)	$(23,851,274)	$8,494,214

See notes to condensed consolidated financial statements

Deer Valley Corporation & Subsidiaries

Condensed Consolidated Statements of Cash Flows

	For The Six Month Period Ended June 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(11,056)	$462,246
Adjustments to reconcile net income/(loss) to net cash provided for/used in operating activities:
Depreciation and amortization	106,552	125,185
Derivative (income)	(16,465)	(344,972)
Gain on sale of equipment	(1,640)	(6,508)
Bad debt expense	59,830	8,280
Changes in assets and liabilities:
(Increase)/decrease in receivables	1,522,162	(652,177)
(Increase)/decrease in inventories	(331,379)	(375,195)
(Increase)/decrease in deferred tax asset	138,586	135,454
(Increase)/decrease in inventory finance receivable	131,622	(1,584,423)
(Increase)/decrease in prepayments and other	(51,626)	218,952
Increase/(decrease) in accounts payable	185,386	211,732
Increase/(decrease) in income tax payable	(470,325)	(23,910)
Increase/(decrease) in estimated services and warranties	(90,000)	(45,000)
Increase/(decrease) in accrued expenses	78,943	269,347
Increase/(decrease) in deferred tax liability	—	(19,114)

CASH FLOW PROVIDED BY/(USED) IN OPERATING ACTIVITIES	$1,250,590	$(1,620,103)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(2,779)	(65,571)
Proceeds from sale of property, plant and equipment	2,000	21,549
Purchases of short-term investments	—	—
Sales of short-term investments	2,900,000	102,700

CASH FLOW PROVIDED BY INVESTING ACTIVITIES	$2,899,221	$58,678

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(62,800)	(41,300)
Proceeds from revolving credit loans	5,775,000	5,750,000
Repayments of revolving credit loans	(5,975,000)	(4,275,000)
Purchases of common stock option	(879,419)	—
Purchases of treasury stock	(616,518)	(63,012)
Purchases of preferred stock	(1,756,818)	—

CASH FLOW (USED) IN/PROVIDED BY FINANCING ACTIVITIES	$(3,515,555)	$1,370,688

NET INCREASE/(DECREASE) IN CASH	$634,256	$(190,737)
CASH, Beginning	$3,270,048	$3,727,228

CASH, Ending	$3,904,304	$3,536,491

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$84,124	$137,074

Taxes	$330,123	$—

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of Series A preferred stock for common stock-net	$214,995	$—

See notes to condensed consolidated financial statements

Deer Valley Corporation & Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2012

(unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements for the three and six month periods ended June 30, 2012 and 2011 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The unaudited financial information included in this report includes all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim period. The operations for the three and six month periods ended June 30, 2012 are not necessarily indicative of the results of the full fiscal year.

The condensed consolidated financial statements included in this report should be read in conjunction with the consolidated financial statements and notes thereto included in the Registrant’s December 31, 2011 Annual Report on Form 10-K and subsequent filings on Form 10-Q and Form 8-K.

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

Fiscal Year - The Company’s operating subsidiaries, Deer Valley Homebuilders, Inc. (DVH), Deer Valley Finance Corp. (DVFC) and Deer Valley Home Repair Services, Inc. (DVHRS), operate on a 52-53 week fiscal year end. For presentation purposes, the reporting period has been presented as ending on June 30, the Company’s quarter end.

Cash Equivalents - The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

The Company maintains its cash balances in two different financial institutions. At June 30, 2012 these balances totaled $3,904,304. The balances are insured by the Federal Deposit Insurance Corporation up to $250,000 or in the case of non-interest bearing checking accounts, the insurance is unlimited until December 31, 2012. At June 30, 2012, $534,431 of our cash balances exceeded the current FDIC insurance limits.

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

Inventory Finance Notes Receivable - The Company offers inventory-secured financing for its products to qualified retail dealers and developers. Finance contracts require periodic installments of principal and interest over periods of up to 24 months. The Company periodically evaluates the collectability of our notes receivable and considers the need to establish an allowance for doubtful accounts based upon our historical collection experience. We have established an allowance for doubtful accounts of $260,770 as of June 30, 2012 and $153,500 at June 30, 2011.

Impairment of Long-Lived Assets - Property and intangible assets are material to our consolidated financial statements. Further, these assets are subject to the potential negative effects arising from factors beyond the Company’s control including changing economic conditions. The Company evaluates its tangible and definite-lived intangible assets for impairment annually during our fourth quarter or more frequently in the presence of circumstances or trends that may be indicators of impairment. The evaluation is a two step process. The first step is to compare our undiscounted cash flows, as projected over the remaining useful lives of the assets, to their respective carrying values. In the event that the carrying values are not recovered by future undiscounted cash flows, as a second step, the Company compares the carrying values to the related fair values and, if the fair value is lower, record an impairment adjustment. For purposes of fair value, the Company generally uses replacement costs for tangible fixed assets and discounted cash flows, using risk-adjusted discount rates, for intangible assets. These estimates are made by competent employees, using the best available information, under the direct supervision of our management. For tangible property, plant and equipment, there have been no changes in assumptions or methodologies in the three and six month periods ended June 30, 2012 as compared to June 30, 2011. The Company did not have definite-lived intangible assets at June 30, 2012 and June 30, 2011.

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

The Company’s dilutive common stock equivalent shares as of June 30, 2012 and 2011 include all of the Convertible Preferred shares and any incremental shares associated with the Company’s outstanding warrants and stock options.

See the detailed list of Common Stock Equivalents below.

			Common Stock Equivalents as of
	Exercise		June 30,
Securities	Price	Expiration Date	2012	2011

Preferred:

Series A Preferred			—	286,642
Series C Preferred			—	2,246,300
Series E Preferred			—	1,000,000

Total			—	3,532,942

Warrants:

Class A Warrants	$1.50	Expired	—	2,218,690
Class B Warrants	$2.25	August 11, 2013	1,112,487	1,112,487
Class BD-2 Warrants	$1.50	Expired	—	477,479
Class BD-3 Warrants	$2.25	Expired	—	238,740
Class BD-4 Warrants	$1.50	Expired	—	66,121
Class BD-5 Warrants	$3.00	Expired	—	66,121

Total			1,112,487	4,179,638

Total common stock equivalents			1,112,487	7,712,580

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

NOTE 3 - INVENTORY

Inventory consisted of the following components:

	June 30, 2012	December 31, 2011

Raw Materials	$691,466	$609,673
Work-in-Process	220,350	312,643
Finished Goods	461,442	119,563

Total Inventory	$1,373,258	$1,041,879

NOTE 4 - ACCRUED EXPENSES

Accrued expenses consisted of the following:

Category	June 30, 2012	December 31, 2011

Accrued dealer incentive program	$282,692	$216,901
Accrued third party billings	473,895	442,800
Accrued compensation	353,377	395,380
Accrued repurchase commitment	122,785	131,395
Other	258,077	225,407

Total Accrued Expenses	$1,490,826	$1,411,883

NOTE 5 - PRODUCT WARRANTIES

The Company provides the retail home buyer a one-year limited warranty covering defects in material or workmanship in home structure, plumbing and electrical systems. The Company estimated warranty costs are accrued at the time of the sale to the dealer following industry standards and historical warranty cost incurred. Periodic adjustments to the estimated warranty accrual are made as events occur which indicate changes are necessary. As of June 30, 2012, the Company has recorded an accrued liability of $1,240,000 for estimated warranty costs relating to homes sold, based upon management’s assessment of historical experience factors and current industry trends. Management reviews its warranty requirements at the close of each reporting period and adjusts the reserves accordingly.

The following tabular presentation reflects activity in warranty reserves during the periods presented:

	For The Three Month Period Ended	For The Six Month Period Ended
	June 30, 2012	June 30, 2012
Balance at beginning of period	$1,225,000	$1,330,000
Warranty charges	330,341	602,802
Warranty payments	(315,341)	(692,802)

Balance at end of period	$1,240,000	$1,240,000

NOTE 6 - REVOLVING CREDIT LOANS

Effective October 14, 2011, Deer Valley (a) renewed its Revolving Credit Loan and Security Agreement with Fifth Third Bank, used for display model financing for dealers of the products produced by DVHB (the “Display Model LOC”), and (b) in connection with such renewal, Deer Valley reduced the limits of the Display Model LOC from $7,500,000 to $5,000,000. The $5,000,000 Facility has a two year term and has a variable interest rate at 4.00% above LIBOR or 4.375% at June 30, 2012. As of June 30, 2012, the Company had an outstanding balance of $2,500,000 under the revolving credit loan.

Effective October 14, 2011, Deer Valley (a) renewed its Revolving Credit Loan and Security Agreement with Fifth Third Bank, used for short term working capital financing, letters of credit and as a bridge loan on financing the sale of retail units by DVHB (the “Working Capital LOC”), and (b) in connection with such renewal, Deer Valley reduced the limits of the Working Capital LOC from $5,000,000 to $3,000,000. The $3,000,000 Facility has a two year term and has a variable interest rate at 2.50% above LIBOR or 2.875% at June 30, 2012. As of June 30, 2012, the Company had an outstanding balance of $1,500,000 under the revolving credit loan.

The amount available under the revolving credit loans is equal to the lesser of $8,000,000 or an amount based on defined percentages of accounts receivable and inventories reduced by any outstanding letters of credit. At June 30, 2012, $4,903,544 was available under the revolving credit loans after deducting letters of credit of $100,000.

In addition to the revolving line of credit described in the preceding paragraph, DVH, during its normal course of business, is required to issue irrevocable standby letters of credit in the favor of independent third party beneficiaries to cover obligations under insurance policies. As of June 30, 2012, no amounts had been drawn on the above irrevocable letters of credit by the beneficiaries.

NOTE 7 - LONG-TERM DEBT

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

NOTE 8 - DERIVATIVE LIABILITIES

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

As of June 30, 2012 and December 31, 2011, derivative financial instruments recorded as liabilities consisted of Class B Warrants indexed to 1,112,487 shares of our common stock with an exercise price of $2.25. The fair value of the Class B warrants as of June 30, 2012 and December 31, 2011 was $18,022 and $34,486, respectively.

The following tables summarize the effects on our income (loss) associated with changes in the fair values of our derivative financial instruments:

	Three months ended June 30, 2012	Three months ended June 30, 2011
Class A Warrants (Class A-1 & Class A-2)	$0	$8,960
Class B Warrants	6,230	42,942
Class BD-2 Warrants	0	1,241
Class BD-3 Warrants	0	72
Class BD-4 Warrants	0	172
Class BD-5 Warrants	0	7

	$6,230	$53,394

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

	June 30, 2012	December 31, 2011
Significant assumptions (or ranges):
Trading market values (1)	$.70	$0.60
Term (years) (3)	1.13	1.64
Volatility (3)	60.02%	74.84%
Risk-free rate (2)	0.15%	0.09%

Fair value hierarchy:

(1)	Level 1 inputs are quoted prices in active markets for identical assets and liabilities, or derived there from. Our trading market values and the volatilities that are calculated thereupon are level 1 inputs.
(2)	Level 2 inputs are inputs other than quoted prices that are observable. We use the current published yields for zero-coupon US Treasury Securities, with terms nearest the remaining term of the warrants for our risk free rate.
(3)	Level 3 inputs are unobservable inputs. Inputs for which any parts are level 3 inputs are classified as level 3 in their entirety. The remaining term used equals the remaining contractual term as our best estimate of the expected term.

ASC 820-10-55-62 Fair Value Measurements and Disclosures provides that for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period, reconciliation is required of the beginning and ending balances. The reconciliation of our derivative liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of June 30, 2012 is as follows:

Warrant Derivative
Beginning balance, December 31, 2011	$34,486
Total (gains) or losses included in earnings	(16,465)
Issuances	—

Ending balance, June 30, 2012	$18,021

The significant unobservable inputs used in the fair value measurement of the warrants included management’s estimate of the expected remaining term and the probability of a down round financing occurring during the remaining term of the warrant. Generally an increase (decrease) in the expected term or the probability of the occurrence of a down round financing would result in a higher (lower) fair value measurement

NOTE 9 - INCOME TAXES

Income Taxes:

The components of the provision for income taxes are as follows:

Six months ended June 30, 2012

Current income tax (benefit)	$(138,702)
Deferred income tax expense	138,586

Total income tax benefit	$(116)

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

	Six months ended June 30, 2012
	Amount	Impact on Rate
Income tax (benefit) at federal rate	$(3,799)	34.00%

State tax benefit, net of Federal effect	(472)	4.23%

Permanent Differences:
Meals and entertainment	9,781	-87.54%
Officer’s life insurance	669	-5.98%
Derivative expense	(6,294)	56.33%

Total permanent differences	4,156	-37.19%

Rounding	(1)	0.00%

Total income tax (benefit)	$(116)	1.04%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income taxes are as follows:

June 30, 2012

Current Deferred Tax Assets:
Warranty reserve	$474,001
Repurchase reserve	46,936
Loan loss reserve	99,682
Allowance for doubtful accounts	5,734
Inventory reserve	6,497
Accrued legal fees	11,468

Total Current Deferred Tax Asset	644,318

Non-Current Deferred Tax Assets:
Goodwill impairment	2,071,981
Valuation allowance	(402,617)

Total Non-Current Deferred Tax Assets	1,669,364

Non-Current Deferred Tax Liability:
Accelerated depreciation	(85,576)
Sale of assets	7,530

Total Non-Current Deferred Tax Liability	(78,046)

Total Deferred Tax Assets (Liabilities) - Net	$2,235,636

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Litigation - The Company in the normal course of business is subject to claims and litigation. Management of the Company is of the opinion that, based on information available, such legal matters will not ultimately have a material adverse effect on the financial position or results of operation of the Company.

Reserve for Repurchase Commitments - DVH is contingently liable under the terms of repurchase agreements with financial institutions providing inventory financing for retailers of DVH’s products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The risk of loss under these agreements is spread over numerous retailers. The price DVH is obligated to pay generally declines over the period of the agreement (typically 18 to 24 months) and the risk of loss is further reduced by the sale value of repurchased homes. The maximum amount for which the Company is contingently liable under repurchase agreements is approximately $3,300,000 at June 30, 2012. As of June 30, 2012 the Company reserved $122,785 for future repurchase losses, based on prior experience and an evaluation of dealers’ financial conditions. DVH to date has not experienced significant losses under these agreements, and management does not expect any future losses to have a material effect on the accompanying financial statements.

NOTE 11 - EQUITY TRANSACTIONS

Series A Convertible Preferred Stock - During the six month periods ended June 30, 2012 certain shareholders converted 21,500 shares of Series A Preferred stock, par value $215, into 286,667 shares of the Company’s common stock. The conversion represents all of the outstanding shares of the Company’ Series A Preferred stock.

Treasury Stock - Pursuant to a common stock repurchase program approved by our Board of Directors, a total of 1,177,847 shares, inclusive of the shares purchased pursuant to the common stock redemption agreement described below, were purchased during the six month period ended June 30, 2012 at a cost of $616,518 and recorded as treasury stock.

Stock Redemption Agreement - During the six month period ended June 30, 2012 the Company entered into (i) a common stock redemption agreement wherein the Company purchased 1,096,291 shares of common stock; (ii) a securities redemption and purchase agreement wherein (a) the Company purchased 22,463 shares of Series C Preferred and 1,000,000 shares of Series E Preferred, representing 100% of the issued and outstanding shares of each class and convertible to 3,246,300 shares of common stock and (b) the Company purchased an option to purchase from Vicis Capital Master Fund’s remaining 12,310,359 shares of common stock (the “Option”). The aggregate purchase price of the stock redemption agreement was $3,200,000 and was allocated to the financial instruments acquired on the basis of relative fair value.

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

NOTE 12 - SEGMENT INFORMATION

Our business segments consist of factory-built housing and financial services. Our financial services business commenced during the fourth quarter of 2009 to provide dealer inventory-secured financing for houses built by the Company. Management considers income (loss) from operations as the basis to measure segment profitability. The following table summarizes net sales, income (loss) from operations, and identifiable assets by segment for the three and six month period ended June 30, 2012 and 2011.

	For The Three Months Ended		For The Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Revenues from external customers
Factory-built housing	$7,515,007	$7,766,506	$12,694,535	$12,013,642
Financial services	128,238	114,688	267,674	219,666

Total revenues	$7,643,245	$7,881,194	$12,962,209	$12,233,308

Income (loss) from operations
Factory-built housing	$353,082	$560,004	$273,837	$519,016
Financial services	49,472	21,668	84,199	59,129
General corporate expenses	(102,193)	(117,724)	(364,469)	(332,852)

Total income (loss) from operations	$300,361	$463,948	$(6,433)	$245,293

Other income (expense)
Derivative income (expense)	$6,230	$53,394	$16,465	$344,972
Other income (expense)	—	11,108	1,640	9,508
Interest income	230	4,488	2,938	10,875
Interest expense	(12,254)	(24,677)	(25,782)	(55,973)

Total other income (expense)	$(5,794)	$44,313	$(4,739)	$309,382

Income (loss) before income taxes	$294,567	$508,261	$(11,172)	$554,675

Identifiable assets
Factory-built housing	$10,286,781	$13,741,425
Financial services	6,732,055	6,290,526
Other	59,243	94,928

	$17,078,079	$20,126,879

Item 2.	Management’s Discussion and Analysis

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

Overview

The Company, through its wholly owned subsidiaries Deer Valley Homebuilders, Inc. (“DVH”), Deer Valley Financial Corp (“DVFC”) and Deer Valley Home Repair Services, Inc. (DVHRS), designs and manufactures factory built homes and provides dealer inventory-secured financing for our factory built homes. The Company’s manufacturing plant located in Guin, Alabama, produces homes which are marketed in 12 states through a network of independent dealers, builders, developers and government agencies located primarily in the southeastern and south central regions of the United States. Inventory-secured loan financing is offered to qualified retail dealers and developers, through DVFC.

Our business segments consist of factory-built housing and financial services. Our financial services provide qualified independent retail dealers and developers inventory-secured financing for homes the Company produces. The Company does not maintain separate operating segments for regions and does not separately report financial information by geographic sales area because they are similar products using similar production techniques and sold to the same class of customer. See Note 12 - Segment Information of the Notes to Condensed Consolidated Financial Statements for information on our net sales, income (loss) from operations, and identifiable assets by segment for the three and six month periods ended June 30, 2012 and 2011.

Industry and Company Outlook

The manufactured housing industry and the Company continue to operate at low production and shipment levels. According to data provided by the Manufactured Housing Institute (“MHI”), our industry shipped approximately 52,000 HUD code manufactured homes during the calendar year 2011, compared to approximately 50,000 HUD code manufactured homes in both calendar years 2010 and 2009.

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

The Company’s executives are continuing to focus on matters relating to challenges faced by our industry and the general economy. (i) Management has been addressing the continued slowness in the housing industry by adjusting capacity and rate of production with market demand. The Company will continue to monitor demand and adjust capacity based on our views of and direction of the industry. (ii) As part of the Company’s strategic plan, management seeks to identify niche market opportunities where our custom building capabilities provide us with a competitive advantage. The Company continues to focus on the production of custom built, energy efficient, “heavy built homes” and has intensified efforts in innovative exterior elevations to meet the needs of homeowners, dealers, developers and government agencies. The Company believes that establishing alternative distribution channels will add stability and position the company for growth when market conditions improve. (iii) Management has addressed the limited availability of “dealer inventory financing” with the establishment of its wholly owned subsidiary, (DVFC). The subsidiary was created to provide inventory-secured loans to qualified retail dealers and developers. (iv) The Company continues to focus on operating activities to improve manufacturing efficiencies, reduce overall costs and increase gross margins.

Manufacturing Operations

We produce all of our factory built homes at our plant in Guin, Alabama. Our plant is currently staffed for a single shift; 40 hour work week and producing on average 20 “floors” per week. During the quarter ended June 30 2012, the Company’s average production rate was approximately 19 “floors” produced per week or 55% of our maximum capacity of a single shift, 40 hour work week. As of June 30, 2012, our backlog of orders stood at approximately $1,100,000 or approximately 8 days at our current production rate. We have one idle plant located in Sulligent, Alabama.

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

Finance contracts require periodic installments of principal and interest over periods of up to twenty-four months. These notes are secured by a first priority secured interest in the inventory collateral and other security depending on borrower circumstances. Dealers who sell products utilizing inventory-secured financing are required to make immediate payment for those products to the Company upon sale to the retail customer. This type of inventory-secured financing accounts for approximately, 45% of the Company’s sales for the three and six month period ending June 30, 2012 compared to 37% of the Company’s sales for the three and six month period ended June 30, 2011.

Results of Operations

The following discussion examines the results of the Company’s operations for the three and six month periods ended June 30, 2012. This discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and notes to the consolidated financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment by our management. It is also imperative that one read our December 31, 2011 Annual Report on Form 10-K and subsequent filings on Form 8-K.

HISTORICAL RESULTS - THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2012 AND JUNE 30, 2011.

Revenues. Overall gross revenue for the three month period ended June 30, 2012 was $7,643,245 compared to $7,881,194 for the three month period ended June 30, 2011, representing a decrease of $237,949, or approximately 3.0%. Overall gross revenue for the six month period ended June 30, 2012 was $12,962,209 compared to $12,233,308 for the six month period ended June 30, 2011, representing an increase of $728,901, or approximately 6.0%. The increase in revenue for the six month period ended June 30, 2012 compared to the six month period ended June 30, 2011, is partially attributable to mild winter weather allowing construction projects to continue and consumers access to retail dealers. In addition, we were able to avoid production shutdowns that occurred due to winter storms during the six month period ended June 30, 2011. Although we remain cautiously optimistic, several challenges such as persistently high national unemployment levels and the threat of more foreclosures continue to hinder a recovery in the housing market. If the current lethargy in the national economy generally, or in the housing market specifically, continues for an extended period of time, our operating results could continue to be negatively affected by such market forces. This ongoing crisis has continued to materially impacted liquidity in the financial markets, reducing the availability of wholesale financing for our industry retailers and consumer financing for purchasers of a manufactured homes. The likelihood that we will be able to sustain or increase our net income in the future must be considered in light of the continuing difficulties facing the manufactured housing industry as a whole, the national and local economies, the credit markets and the financial services industry, the competitive environment in which we operate, and other risks and uncertainties.

Gross Profit. Gross profit for the three month period ended June 30, 2012 was $1,302,101 or 17.0% of total revenue compared to $1,424,857 or 18.1% of total revenue for the three month period ended June 30, 2011, a decrease of 1.10% from the prior year. The decrease is attributable to an increase in raw material costs of 1.80% and an increase in labor costs of .20%, which were partially offset by a decrease in service and warranty costs of 1.20%. Gross profit for the six month period ended June 30, 2012 was $2,135,734 or 16.5% of total revenue compared to $2,190,948 or 17.9% of total revenue for the six month period ended June 30, 2011, a decrease of 1.40% from the prior year. The decrease in gross profit is attributable to an increase in raw material costs of 1.75% and an increase in labor costs of .50%, which were partially offset by a decrease in service and warranty costs of .90%. Gross profit continues to be adversely impacted by pricing competition from competing home providers aggressively pricing products in an effort to obtain a portion of the constricted overall housing market. The Company includes the following types of expenses in cost of sales: purchase and receiving costs, freight in, direct labor, supply costs, warehousing, direct and indirect overhead costs, inspection, transfer, actual and accrued warranty, depreciation, and amortization costs.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses for the three month period ended June 30, 2012 were $998,519 compared to $957,222 for the three month period ended June 30, 2011. The increase in selling, general and administrative expenses, of $41,297 primarily relates to an increase in salary and wages of $77,015, and an increase in legal and professional expenses of $45,439. Selling, general, and administrative expenses for the six month period ended June 30, 2012 were $2,135,681 compared to $1,937,739 for the six month period ended June 30, 2011. The increase in selling, general and administrative expenses, of $197,942 primarily relates to an increase in salary and wages of $82,139, an increase in sales and marketing expenses of $84,579, and an increase in legal and professional expenses of $30,367. The Company includes the following types of expenses in selling, general and administrative expense: sales salaries, sales commissions, bad debt expense, advertising, administrative overhead, administrative salaries and bonuses and legal and professional fees.

Other Income (Expense). Derivative income for the three month period ended June 30, 2012 was $6,230 compared to income of $53,394 for the three month period ended June 30, 2011. Derivative income for the six month period ended June 30, 2012 was $16,465 compared to income of $344,972 for the six month period ended June 30, 2011. Our derivative income represents a change in the fair value of our derivative warrants. Since derivative financial instruments are initially and subsequently carried at fair values, our derivative income/expense will reflect the volatility in these estimates and assumption changes. In August 2011, approximately 73% of our derivative warrants expired, the expiration of these derivative warrants should decrease the volatility in changes in our derivative income (expenses) in future periods. See Note 9 - Derivative Liabilities of the condensed consolidated financial statements for additional disclosure data.

Net Income (Loss). The net income for the three month period ended June 30, 2012 was $179,651 compared to net income of $327,485 for the three month period ended June 30, 2011, representing a decrease in net income of $147,834. The net income (loss) for the six month period ended June 30, 2012 was $(11,056) compared to net income of $462,246 for the six month period ended June 30, 2011, representing a decrease in net income of

$473,302. The decrease in net income for the three and six month period ended June 30, 2012 compared to the three and six month period ended June 30, 2011, is attributable to a decrease in gross profit, an increase in selling, general and administrative expenses, and a decrease in derivative income.

Net Income available to common stockholders - Net income available to common stockholders represents our net income (loss) as adjusted for deemed distribution on redemption on our preferred stock. See Note 11 - Equity Transactions of the condensed consolidated financial statements for additional disclosure data.

Liquidity and Capital Resources

Management believes that the Company currently has sufficient cash flow from operations, available bank borrowings, cash, and cash equivalents to meet its short-term working capital requirements. The Company had $3,904,304 in cash and cash equivalents as of June 30, 2012, compared to $6,170,048 in cash and cash equivalents and short-term investments as of December 31, 2011. The decrease in cash and cash equivalents is primarily attributable to the redemption of all of the Company’s issued and outstanding Series C and Series E Convertible Preferred Stock, together with a block of the Company’s common stock and an option to purchase shares of common stock, for an aggregate purchase price of $3,200,000. Should our costs and expenses prove to greater than we currently anticipate or should we change our current business plan in a manner which will increase or accelerate our anticipated costs or capital demand, such as through the acquisition of new products or a dramatic increased participation in alternative financing programs for our dealers, our working capital could be depleted at an accelerated rate.

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

As of June 30, 2012, the aggregate balance on the $5,000,000 Facility and the $3,000,000 Facility was $4,000,000. In addition, we have a real estate loan from Fifth Third that had a balance, as of June 30, 2012, of $1,119,933.

1	- Cash flow from operating activities:

For the six month period ended June 30, 2012, operating activities provided net cash of $1,250,590 primarily as a result of the following:

(a)	a decrease in accounts receivable of $1,522,162 (a source of cash), approximately $1.6 million of the decrease in accounts receivable is related to homes manufactured for a government agency, which was offset by

(b)	an increase in inventories of $331,379 (a use of cash), primarily as a result of a return to normal production levels subsequent to holiday shutdown period at December 31, 2011 , and

(c)	a decrease in income tax payable of $470,325 (use of cash), due to income tax payments made during the period.

2	- Cash flow from investing activities:

The net cash provided by investing activities for the six month period ending June 30, 2012 was $2,899,221, which reflects sales of short-term investments of $2,900,000.

3	- Cash flow from financing activities:

The net cash used in financing activities for the six month period ending June 30, 2012 was $3,515,555, which is primarily attributable to (i) the redemption of all of the Company’s issued and outstanding

Series C and Series E Convertible Preferred Stock, together with a block of the Company’s common stock and an option to purchase shares of common stock, for an aggregate purchase price of $3,200,000 and (ii) a decrease in revolving credit loans of $200,000.

During the six month period ended June 30, 2012 the Company entered into (i) a common stock redemption agreement wherein the Company purchased 1,096,291 shares of common stock; (ii) a securities redemption and purchase agreement wherein (a) the Company purchased 22,463 shares of Series C Preferred and 1,000,000 shares of Series E Preferred, representing 100% of the issued and outstanding shares of each class and linked to 3,246,300 shares of common stock and (b) the Company purchased an option to purchase from Vicis Capital Master Fund’s remaining 12,310,359 shares of common stock (the “Option”). The aggregate purchase price of the stock redemption agreement was $3,200,000.

The Company is contingently liable under the terms of the repurchase agreements with financial institutions providing inventory financing for retailers of our products. For more information on the repurchase agreements, including the Company’s contingent liability there under, please see “Reserve for Repurchase Commitments” below.

DVH, during its normal course of business, is required to issue irrevocable standby letters of credit to cover obligations under its workmen compensation insurance policy in the amount of $100,000. As of June 30, 2012, no amounts had been drawn on the above irrevocable letters of credit by the beneficiaries.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments which affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. For a description of those estimates, see Note 2, Summary of Significant Accounting Policies, contained in the explanatory notes to the Company’s financial statements for the quarter ended June 30, 2012, contained in this filing and the Company’s Form 10-K for December 31, 2011. On an ongoing basis, we evaluate our estimates, including those related to reserves, deferred tax assets, valuation allowances, impairment of long-lived assets, fair value of equity instruments issued to consultants for services, and estimates of costs to complete contracts. We base our estimates on historical experience and on various other assumptions which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities which are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. However, we believe that our estimates, including those for the above-described items, are reasonable.

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

Warranties

We provide our retail buyers with a one-year limited warranty covering defects in material or workmanship, including plumbing and electrical systems. We record a liability for estimated future warranty costs relating to homes sold, based upon our assessment of historical experience and industry trends. In making this estimate, we evaluate historical sales amounts, warranty costs related to homes sold and timing in which any work orders are completed. The Company has accrued a warranty liability reserve of $1,240,000 on its balance sheet as of June 30, 2012. Based on management’s assessment of historical experience and current trends in wholesale shipments and dealer inventories we increased our warranty provision by $15,000 for the quarter ended June 30, 2012. Although we maintain reserves for such claims, there can be no assurance that warranty expense levels will remain at current levels or that the reserves that we have set aside will continue to be adequate. A large number of warranty claims which exceed our current warranty expense levels could have a material adverse affect upon our results of operations.

Volume Incentives Payable

We have relied upon volume incentive payments to our independent dealers who retail our products. These volume incentive payments are accounted for as a reduction to gross sales, and are estimated and accrued when sales of our factory-built homes are made to our independent dealers. Volume incentive reserves are recorded based upon the annualized purchases of our independent dealers who purchase a qualifying amount of home products from us. We accrue a liability to our dealers, based upon estimates derived from historical payout rates. We had a reserve for volume incentives payable of $282,692 as of June 30, 2012.

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

The maximum amount for which the Company is contingently liable under such agreements amounted to approximately $3,300,000 as of June 30, 2012, as compared to $3,845,000 as of June 30, 2011. As of June 30, 2012 and June 30, 2011, we had reserves of $122,785 and $148,230, respectively, established for future repurchase commitments, based upon our prior experience and evaluation of our independent dealers’ financial conditions. Deer Valley to date has not experienced any significant losses under these agreements; consequently, management does not expect any future losses to have a material effect on our accompanying financial statements.

Allowance for Doubtful Accounts for Inventory Finance Notes Receivable

The Company offers inventory-secured financing for its products to qualified retail dealers and developers. Finance contracts require periodic installments of principal and interest over periods of up to 24 months. The Company periodically evaluates the collectability of our notes receivable and considers the need to establish an allowance for doubtful accounts based upon our historical collection experience. The Company had a total inventory-secured financing receivable of $6,833,497 as of June 30, 2012. We have established an allowance for doubtful accounts of $260,770 as of June 30, 2012 and $153,500 at June 30, 2011.

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

Although we maintain an allowance for doubtful accounts, there can be no assurance that such allowance will remain at current levels or that such allowances will be adequate. The Company has not experienced any losses to date.

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

The fair value of the derivative warrant liability was $34,486 on December 31, 2011, and $18,021 on June 30, 2012. The change in the warrant liability resulted in a derivative income of $6,230 for the three month period ended June 30, 2012. See Note 8 - Derivative Liabilities of the notes to Condensed Consolidated Financial Statements for additional disclosure data.

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

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending June 30, 2012 covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Changes in Internal Controls over Financial Reporting

During the quarter ended June 30, 2012, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Series A Convertible Preferred Stock - During the six month period ended June 30, 2012 certain shareholders converted 21,500 shares of Series A Preferred stock, par value $215, into 286,667 shares of the Company’s common stock. The conversion represents all of the outstanding shares of the Company’ Series A Preferred stock.

Treasury Stock - Pursuant to a common stock repurchase program approved by our Board of Directors, a total of 1,177,847 shares, inclusive of the shares purchased pursuant to the common stock redemption agreement described below, were purchased during the six month period ended June 30, 2012 at a cost of $616,518 and recorded as treasury stock.

Share Redemption Agreement - During the six month period ended June 30, 2012 the Company entered into (i) a common stock redemption agreement wherein the Company purchased 1,096,291 shares of common stock; (ii) a securities redemption and purchase agreement wherein (a) the Company purchased 22,463 shares of Series C Preferred and 1,000,000 shares of Series E Preferred, representing 100% of the issued and outstanding shares of each class and linked to 3,246,300 shares of common stock and (b) the Company purchased an option to purchase from Vicis Capital Master Fund’s remaining 12,310,359 shares of common stock (the “Option”).

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

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs

Month #1 Jan. 1 to Jan. 31, 2012	17,790	$.56	0	0

Month #2 Feb. 1 to Feb. 28, 2012	0	0	0	0

Month #3 March 1 to March 31, 2012	1,113,196	$.51	0	0

Month #4 April 1 to April 30, 2012	6,917	$.65	0	0

Month #5 May 1 to May 31, 2012	19,944	$.70	0	0

Month #6 June 1 to June 30, 2012	20,000	$.70	0	0

Total (1)	1,177,847	$.52	0	0

(1)	Total does not include 24,971 shares of the Company’s common stock repurchased by the Company between July 1, 2012 and August 3, 2012 at an average price of $.70 per share.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Reserved

Item 5.	Exhibits

Exhibit No.	Description

3.01	Articles of Incorporation of Deer Valley Corporation. (1)

3.02	Bylaws of Deer Valley Corporation. (1)

4.01	Certificate of Designation, Rights, and Preferences of Series A Convertible Preferred Stock. (1)

4.02	Certificate of Designation, Rights, and Preferences of Series B Convertible Preferred Stock. (1)

4.03	Certificate of Designation, Rights, and Preferences of Series C Convertible Preferred Stock. (1)

4.04	Certificate of Designation, Rights, and Preferences of Series D Convertible Preferred Stock. (1)

4.05	Certificate of Designation, Rights, and Preferences of Series E Convertible Preferred Stock. (2)

10.1	Third Amendment to Revolving Credit Loan and Security Agreement – $5,000,000 (3)

10.2	Third Amendment to Revolving Credit Loan and Security Agreement – $3,000,000 (3)

10.3	Fourth Amendment to Loan Agreement – Real Estate Loan (3)

10.4	First Amended and Restated Employment Agreement – Joel S. Logan (4)

10.5	First Amended and Restated Employment Agreement – Charles L. Murphree, Jr. (4)

10.6	First Amended and Restated Employment Agreement – John S. Lawler (4)

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 8, 2012. (5)

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 8, 2012. (5)

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 8, 2012. (5)

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 8, 2012. (5)

101.INS	XBRL Instance Document (6)

101.SCH	XBRL Taxonomy Extension Scheme Document (6)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (6)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (6)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (6)

(1)	Previously filed as an exhibit to the Form 8-K, filed with the SEC on July 28, 2006 and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Form 10-QSB, filed with the SEC on November 20, 2006 and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Form 8-K, filed with the SEC on April 25, 2012 and incorporated herein by reference.
(4)	Previously filed as an exhibit to the Form 8-K, filed with the SEC on June 28, 2012 and incorporated herein by reference.
(5)	Filed herewith.
(6)	Pursuant to Rule 406T of Regulation S-T, these Interactive Data Files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to the liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Deer Valley Corporation
(Registrant)

Dated: August 8, 2012	By:	/s/ Charles G. Masters
Charles G. Masters
President & Chief Executive Officer