Form 10-K
period 2012-12-31
DEER VALLEY CORP
filed 2013-03-22
CIK 95047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

The issuer’s revenues for its most recent fiscal year were $26,220,656. The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 1, 2013 was $1,927,1411. As of March 1, 2013, the number of shares outstanding of the Registrant’s common stock (excluding 2,240,068 shares of treasury common stock) was 15,546,116, of which 12,793,057 shares of common stock were held by affiliates.

[1]	Market value based upon sale price of $.70 occurring on June 30, 2012. Calculation does not account for common shares issuable upon exercise of common stock purchase warrants.

DEER VALLEY CORPORATION

2012 FORM 10-K

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

Unless otherwise indicated or the context otherwise requires, all references below in this filing to “we,” “us,” the “Company,” and “Deer Valley” are to Deer Valley Corporation, a Florida corporation, together with its wholly-owned subsidiaries, Deer Valley Homebuilders, Inc. (“DVH”), an Alabama corporation formed in January 2004, Deer Valley Financial Corp (“DVFC”), a Florida corporation formed in September 2009 and Deer Valley Home Repair Services, Inc. (“DVHRS”), a Florida corporation formed in February 2012.

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

Business of the Issuer

Overview

The Company, through its wholly owned subsidiaries Deer Valley Homebuilders, Inc. (“DVH”), Deer Valley Financial Corp (“DVFC”) and Deer Valley Home Repair Services, Inc. (“DVHRS”), designs and manufactures factory built homes and provides dealer inventory-secured financing for our factory built homes. The Company’s manufacturing plant located in Guin, Alabama, produces homes which are marketed in 13 states through a network of independent dealers, builders, developers and government agencies located primarily in the southeastern and south central regions of the United States. Inventory-secured loan financing for our homes is offered to qualified retail dealers and developers, through DVFC, a wholly owned subsidiary.

The Company’s executives are continuing to focus on matters relating to challenges faced by our industry and the general economy: (i) Management has been addressing the well-publicized slowdown in the housing industry by adjusting capacity and rate of production with market demand. The Company continues to monitor demand and adjust capacity based on our views of and direction of the industry. (ii) In recognition of an important trend in the housing market toward modular homes and the recurring need for emergency housing as part of the Company’s strategic plan, management will continue to increase the Company’s involvement in the modular segment of the factory-built housing industry. The Company continues to believe that establishing alternative distribution channels will add stability and position the company for growth when market conditions improve. The Company has targeted the production of smaller units (less than 3,000 square feet) that are readily producible, in a cost efficient manner, using the Company’s existing manufacturing capabilities. The Company sells these models to large tract developers, government agencies and individuals through independent dealers. (iii) Management has addressed the limited availability of “dealer inventory financing” with the establishment of its wholly owned subsidiary, Deer Valley Finance Corp (DVFC). The subsidiary was created to provide inventory-secured loans to qualified retail dealers and developers. (iv) The Company continues to focus on operating activities to improve manufacturing efficiencies, reduce overall costs and increase gross margins.

Our business segments consist of factory-built housing and financial services. Our financial services business provides qualified independent retail dealers and developers inventory-secured financing for homes the Company produces. Otherwise, the Company does not maintain separate operating segments for regions and does not separately report financial information by geographic sales area because they are similar products using similar production techniques and sold to the same class of customer. See Note 15 - Segment Information of the notes to Consolidated Financial Statements for information on our net sales, income from operations, and identifiable assets by segment for the periods ended December 31, 2012 and 2011.

Manufacturing Operations

We produce all of our factory built homes at our plant in Guin, Alabama, which normally operates on a single shift, five-day work week. The Company’s average production rate was approximately 16 “floors” produced per week, during the fourth quarter of 2012 for the fiscal year 2012. As of December 31, 2012, our backlog of orders stood at 10 production days.

Our plant in Guin, Alabama operated at a capacity of 45% during the quarter ended December 31, 2012 and the fiscal year ended December 31, 2012. We have one idle plant located in Sulligent, Alabama.

During 2011, the Company entered into two subcontract agreements for the manufacture and delivery of a total of one-hundred manufactured homes to a governmental agency and included $3.3 million in revenue based on deliveries on the contracts. During 2012, the Company did not manufacture or deliver any governmental agency homes.

The Company manufacturers homes that are designed as primary residences ready for immediate occupancy. Most of our homes are customized at the Company’s factory to the home buyers’ specifications. The Company has concentrated on the medium to higher priced segments of the manufactured housing market.

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

Backlog of Orders and Sales Policies

Substantially all production of our factory-built homes is initiated against specific orders. As of December 31, 2012, our total backlog of orders stood at $1,690,000, compared to $1,485,000 at December 31, 2011. Dealer orders are subject to cancellation prior to commencement of production, and we do not consider our backlog to be firm orders. Because we operate in an industry where order lead times are extremely short, we do not view backlog at any point in time to be indicative of the level of our future revenues.

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

Products

Most of our homes are constructed in accordance with the National Manufactured Home Construction and Safety Standards promulgated by HUD. Approximately 82% of the homes we produced in 2012 were HUD code homes. We also produce modular homes constructed in accordance with the local building codes in effect at the point of delivery. We offer a variety of different floor plans, ranging in size from approximately 840 to 3,030 square feet. We are constantly introducing new designs, features and accessories to appeal to changing trends and consumer feedback. Many of our homes are customized to homebuyers’ specifications and have features associated with site-built homes, such as central heating and air conditioning, name-brand appliances, carpeting, cabinets, walk-in closets, porches, 1/2 inch drywall, thermally sealed double-paned low-e windows, enhanced insulation, oak cabinets, and six inch exterior wall construction standards. We believe that our willingness to offer superior construction standards, energy efficient homes and customize floor plans and design features to match homebuyers’ preferences are principal factors which differentiate us from our competitors.

Green construction processes and environmentally-friendly building materials are part of our home building process. We offer only energy efficient, heavy built homes that exceed industry standards for construction thresholds. Managing material selections, air quality issues and recycling strategies during the manufacturing process are all part of our effective green building strategy.

Our residential home typically includes three to five bedrooms, a great room which functions as a living room, family room, and dining room, a kitchen, and two or three bathrooms and features central air conditioning and heating, a water heater, a dishwasher, a refrigerator, a microwave, a cook top/range, and an oven. We offer a wide range of colors, moldings, and finishes and provide optional features including fireplaces, wood floors, and modern kitchen counter-tops. We continue to modify and improve the design of our homes in consultation with our sales representatives and independent dealer network. We also utilize computer-aided and other design methods in an effort to continuously improve the design of our homes and to permit our customers to customize their purchases.

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

Deer Valley is focused on designing affordable factory-built homes with features and construction standards comparable to site-built homes. In addition to offering the consumer options specified in the preceding paragraph, Deer Valley generally offers extensive customization of floor plan designs and exterior elevations to meet specific customer preferences. The following table sets forth certain sales information for 2012 and 2011:

Shipments	2012 - Floors	2012 - Units	2011 - Floors	2011 - Units

HUD-Code	622	306	642	321
Modular	137	64	123	58
Government Agency	—	—	100	100
Total	759	370	865	479

Independent Dealer Network, Sales and Marketing

As of the date of this filing, we had approximately 60 participating independent dealers marketing our factory-built homes at around 70 locations. Our independent dealers are not required to exclusively sell our homes and will typically choose to offer the products of other manufacturers in addition to ours. We do not have written exclusive agreements with our independent dealers and do not have any control over the operations of, or financial interest in, any of our independent dealers. During 2012, the Company had sales to one customer of approximately 12%. These sales were made through the Company’s network of independent distributors. During 2011, the Company had sales to one customer of approximately 11%. These sales were made through the Company’s network of independent distributors. In addition, during 2011, the Company entered into two separate subcontract agreements for the manufacture and delivery of a total of one-hundred manufactured homes to a governmental agency. These sales accounted for approximately 12% of total revenue during 2011.

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

During the fiscal year ended December 31, 2012, we estimate that the percentage of our revenues by region was as follows:

Regions	Primary States	Percentage of Revenue by Region
East South Central	Alabama, Kentucky, Mississippi, Tennessee	37%
West South Central	Arkansas, Louisiana, Oklahoma	43%

South Atlantic	Florida, Georgia, West Virginia	10%

North Central	Kansas, Illinois, Missouri	10%

Our sales staff communicates regularly with each independent retailer in an effort to maintain excellent relationships with our network of independent dealers. Approximately 80% of our sales were to dealers operating in the East South Central and West South Central regions.

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

Finance contracts require periodic installments of principal and interest over periods of up to twenty-four months. These notes are secured by a first priority secured interest in the inventory collateral and other security depending on borrower circumstances. Dealers who sell products utilizing inventory-secured financing are required to make immediate payment for those products to the Company upon sale to the retail customer. This type of inventory-secured financing accounts for approximately, 47% of the Company’s sales during 2012 and 40% of the Company’s sales during 2011.

Continuing Operations

Factory-Built Homes - Industry Trends

The manufactured housing industry and the Company continue to operate at low production and shipment levels. According to data provided by the Manufactured Housing Institute (“MHI”), our industry shipped approximately 55,000 HUD code manufactured homes for the year ended December 31, 2012, compared to approximately 52,000 HUD code manufactured homes for the year ended December 31, 2011.

The manufactured housing industry and the overall U.S. housing market continue to struggle. Ongoing economic challenges include continuing low consumer confidence levels and an overall soft demand for new homes, have been exacerbated by, among other things, a weak overall economy, high unemployment and homes that have been or will be foreclosed on due to the current economic challenges.

We believe our market and housing in general may have reached bottom; however, we expect that there may be more periods of volatility in the future. We believe that, as employment and consumer confidence levels improve, pent-up demand will be released, and, gradually, more buyers will enter the market. We believe the key to full recovery in our business depends on these factors as well as an increased availability of consumer financing for the retail purchase of manufactured homes.

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

Independent Dealer Financing

The majority of our independent dealers finance their purchases through “inventory-secured financing” arrangements under which a financial institution provides the dealer with a loan for the purchase price of the home and maintains a security interest in the home as collateral. The nation-wide credit crisis has resulted in a precipitous reduction in the availability of inventory financing for retail outlets in the factory built housing industry. In late 2008, the Company received advisories from national financial service companies which provide “inventory-secured financing” for the majority of the Company’s independent retail dealers. Because of the worldwide volatility and disruption in the capital markets, these traditional lenders have terminated, reduced or modified their retail dealer financing programs in an effort to reduce their asset based portfolios. This reduced availability of wholesale financing has resulted in reduced sales to independent dealers and residential developers.

The Company addressed the limited availability of “dealer inventory financing” by the creation of Deer Valley Finance Corp. (DVFC), a wholly owned subsidiary. The subsidiary was created to provide inventory-secured loans to qualified retail dealers and developers. Through the establishment of the financial subsidiary, Deer Valley has moved to counter the credit squeeze that many of the Company’s existing dealers are experiencing. The existence of DVFC also positions the Company to potentially gain “shelf space” at additional independent dealer sales centers in regions where the Company is not currently represented. The Company continues to fund the financial subsidiary through the reallocation of existing cash reserves in combination with funds available from its commercial bank credit facility. Administrative services for DVFC’s new inventory-secured loan program are provided by a third party financial servicing company.

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

As of December 31, 2012, DVH’s contingent repurchase liability under inventory-secured financing arrangements through independent dealers was approximately $2,657,000. While homes repurchased by DVH under inventory-secured financing arrangements are usually sold to other dealers, no assurance can be given that DVH will be able to sell to other dealers homes which it may be obligated to repurchase in the future or that DVH will not suffer more losses with respect to, and as a consequence of, those arrangements than we have accrued in our financial statements.

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

In 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) was passed into law. The Dodd-Frank Act is a sweeping piece of legislation, and the financial services industry is still assessing the impacts. Congress detailed some significant changes, but the Dodd-Frank Act leaves many details to be determined by regulation and further study. The full impact will not be fully known for months or even years, as regulations that are intended to implement the Dodd-Frank Act are adopted by the appropriate agencies, and the text of the Dodd-Frank Act is analyzed by impacted stakeholders and possibly the courts. A consumer seeking to finance the purchase of a manufactured home without land will generally pay a higher interest rate and have a shorter loan maturity than a consumer seeking to finance the purchase of land and the home. Provisions of the Dodd-Frank Act may change the designation of certain manufactured home loans as “high cost mortgages,” which may adversely affect the availability and cost of manufactured home loans. On January 21, 2012, legislation was introduced to reduce the threshold by which small balance manufactured home personal property loans would be considered high cost mortgages under provisions within the Dodd-Frank Act. The results of this legislation and challenges of the Dodd-Frank Act are not yet known. The Dodd-Frank Act also created the Consumer Financial Protection Bureau (“CFPB”). The CFPB has been granted significant rule-making authority in the area of consumer financial products and services. The direction that the CFPB will take, the regulations it will adopt, and its interpretation of existing laws and regulations are all elements that are not yet known. Compliance with the law may be costly and could affect operating results as the implementation of new forms, processes, procedures and controls and infrastructure may be required to comply with the regulations. Compliance may create operational constraints and place limits on pricing. Failure to comply with these regulations, changes in these or other regulations, or the imposition of additional regulations, could affect our earnings, limit our access to capital and have a material adverse effect on our business and results of operations.

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

Employees

As of December 31, 2012, we had 161 employees, all of whom are full-time. None of our employees are represented by a labor union and we consider our relationships with our employees to be good.

ITEM 2.	DESCRIPTION OF PROPERTY

The Company’s executive offices are located in leased office facilities at 3030 N Rocky Point Drive W, Suite 150, Tampa, FL 33607. The telephone number at the Company’s executive offices is (813) 418-5250. DVH’s principal manufacturing plant and offices are located at 205 Carriage Street, Guin, Alabama 35563 (the “Guin Property”), and its telephone number is (205) 468-8400. DVH’s principal manufacturing plant and company offices consist of a manufacturing plant with 107,511 square feet, a frame shop with 10,800 square feet, material shed of 23,172 square feet and offices with 11,250 square feet of space. DVH owns the buildings and 25.5 acres underlying these facilities. DVH has executed a mortgage on the Guin Property in favor of a national bank. In addition, DVH owns an idled manufacturing facility with a 65,992 square foot manufacturing plant located on approximately 13 acres of land in Sulligent, Alabama (the “Sulligent Property”). The Sulligent Property was idled in September 2008.

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

ITEM 4.	MINE SAFETY DISCLOSURES

None

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND SMALL BUSINESS ISSUER REPURCHASES OF SECURITIES

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

2011 Quarter Ended	High	Low
March 31, 2011	$1.50	$.27
June 30, 2011	$1.05	$.68
September 30, 2011	$.68	$.40
December 31, 2011	$.60	$.40

2012 Quarter Ended
March 31, 2012	$.70	$.55
June 30, 2012	$.80	$.46
September 30, 2012	$.80	$.70
December 31, 2012	$.75	$.54

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

Holders Of Common Stock

On March 1, 2013, there were 319 registered holders or persons otherwise entitled to hold our common shares pursuant to a shareholders’ list provided by our transfer agent, Computershare Investor Services, N.A. The number of registered shareholders excludes any estimate by us of the number of beneficial owners of common shares held in street name.

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

The Company did not issue any stock options or warrants pursuant to an equity compensation plan during 2012 or 2011. There were no outstanding stock options as of December 31, 2012 and 2011.

Recent Sales of Unregistered Securities

Except as reported in previous filings, we did not sell any securities in transactions which were not registered under the Securities Act in the fiscal year ended December 31, 2012.

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

Overview

The Company, through its wholly owned subsidiaries Deer Valley Homebuilders, Inc. (“DVH”), Deer Valley Financial Corp (“DVFC”) and Deer Valley Home Repair Services, Inc. (“DVHRS”), designs and manufactures factory built homes and provides dealer inventory-secured financing for our factory built homes. The Company’s manufacturing plant located in Guin, Alabama, produces homes which are marketed in 13 states through a network of independent dealers, builders, developers and government agencies located primarily in the southeastern and south central regions of the United States. Inventory-secured loan financing for our homes is offered to qualified retail dealers and developers, through DVFC, a wholly owned subsidiary.

The Company’s executives are continuing to focus on matters relating to challenges faced by our industry and the general economy. (i) Management has been addressing the well-publicized slowdown in the housing industry by adjusting capacity and rate of production with market demand. The Company continues to monitor demand and adjust capacity based on our views of and direction of the industry. (ii) In recognition of an important trend in the housing market toward modular homes and the recurring need for emergency housing as part of the

Company’s strategic plan, management will continue to increase the Company’s involvement in the modular segment of the factory-built housing industry. The Company continues to believe that establishing alternative distribution channels will add stability and position the company for growth when market conditions improve. The Company has targeted the production of smaller units (less than 3,000 square feet) that are readily producible, in a cost efficient manner, using the Company’s existing manufacturing capabilities. The Company sells these models to large tract developers, government agencies and individuals through independent dealers. (iii) Management has addressed the reduced availability of “dealer inventory financing” with the establishment of its wholly owned subsidiary, Deer Valley Finance Corp (DVFC). The subsidiary was created to provide inventory-secured loans to qualified retail dealers and developers. (iv) The Company continues to focus on operating activities to improve manufacturing efficiencies, reduce overall costs and increase gross margins.

Our business segments consist of factory-built housing and financial services. Our financial services business provides qualified independent retail dealers and developers inventory-secured financing for homes the Company produces. Otherwise, the Company does not maintain separate operating segments for regions and does not separately report financial information by geographic sales area because they are similar products using similar production techniques and sold to the same class of customer. See Note 15 - Segment Information of the notes to Consolidated Financial Statements for information on our net sales, income from operations, and identifiable assets by segment for the periods ended December 31, 2012 and 2011.

During 2011, the Company entered into two subcontract agreements for the manufacture and delivery of a total of one-hundred manufactured homes to a governmental agency and included $3.3 million in revenue based on deliveries on the contract. During 2012, the Company did not manufacture or delivery and governmental agency homes.

Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment by our management. Information for the year ended December 31, 2012 and year ended December 31, 2011 is that of the Company on a consolidated basis with DVH, DVFC and DVHRS.

Revenues. The Company had gross revenues of $26,220,656 in fiscal year 2012, as compared to $29,031,632 in fiscal year 2011. Accordingly, revenues decreased $2,810,976 or a decrease of 9.7% compared to the prior year. Excluding the subcontract of 100 units for a governmental agency, the Company had gross revenues of $25,719,632 in fiscal year 2011, as compared to $26,220,656 in fiscal year 2012. Accordingly, revenue excluding governmental agency units increased $501,024 or a 2.0% increase compared to the prior year. The decrease in revenue for 2012, is primarily attributable to the completion of the subcontract agreements for the manufacture and delivery of one-hundred manufactured homes to a governmental agency during 2011. During 2011, the Company included $3.3 million in revenue based on deliveries on the government contract. The Company did not have any revenue related to government contracts during 2012. Although we remain cautiously optimistic, several challenges such as persistently high unemployment levels and the threat of more foreclosures continue to hinder a recovery in the housing market. If the current crisis in the national economy generally, or in the housing market specifically, continues for an extended period of time, our operating results could be significantly affected by such market forces. This ongoing crisis has materially impacted liquidity in the financial markets, reducing the availability of wholesale financing for our industry retailers and consumer financing for purchasers of a manufactured homes. The likelihood that we will be able to sustain our current level of revenue or generate net income in the future must be considered in light of the difficulties facing the manufactured housing industry as a whole, the national and local economies, the credit markets and the financial services industry, the competitive environment in which we operate, and other risks and uncertainties.

Gross Profit. Gross profit was $4,939,821 or 18.8% of total revenue for 2012, compared to $5,776,881 or 19.9% of total revenue for 2011. The decrease in gross profit as a percentage of revenue is attributable to an increase in raw material costs and overall commodity pressures, which continue to negatively impact gross profit. The Company includes the following types of expenses in cost of sales: purchase and receiving costs, freight in, direct labor, supply costs, warehousing, direct and indirect overhead costs, inspection, transfer, actual and accrued warranty, depreciation, and amortization costs.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses for the fiscal year ending December 31, 2012 were $4,111,943, compared to $3,940,536 for the fiscal year 2011. Selling, general and administrative cost increased $171,407 for the fiscal year ending December 31, 2012, in comparison to the corresponding period for 2011. The increase in our selling, general and administration expenses is due to an increase in administration cost of our financial services segment and general corporate expenses compared to the same corresponding period for 2011. The Company includes the following types of expenses in selling, general and administrative expense: sales salaries, sales commissions, bad debt expense, advertising, administrative overhead, administrative salaries and bonuses and legal and professional fees.

Other Income (Expense). Derivative income for the year ended December 31, 2012 was $34,486 compared to income of $384,196 for the year ended December 31, 2011. Our derivative income/expense represents changes in the fair value of our derivative warrants. These derivative liabilities are sensitive to changes in the trading market price of our common stock and the total number of common shares indexed to derivative instruments. The decrease in derivative income is due primarily to expiration of 3,067,151 warrants during 2011. In August 2011, a large portion of our derivative warrants expired, which should decrease the volatility in derivative income (expenses) in future periods. See Note 10 - Derivative Liabilities of the notes to Consolidated Financial Statements for additional disclosure data.

Income Tax Expense. An income tax benefit of $37,956 was recognized for the year ended December 31, 2012, compared to an expense of $696,176 for the year ended December 31, 2011. For the year ended December 31, 2012, we reversed all of the previously recorded valuation allowance for deferred tax assets after determining that realization of the deferred tax assets was more likely than not. This determination was based upon our achieving historical profitability and our outlook for ongoing profitability. See Note 11 - Income Taxes of the notes to Consolidated Financial Statements for additional disclosure data.

Net Income. The net income for 2012 was $839,135 or .06 per diluted share, compared to net income of $1,453,607, or .07 per diluted share, in 2011.

Net Income attributable to common stockholders - Net income attributable to common stockholders represents our net income as adjusted for deemed dividends on redemption on our preferred stock. See Note 13 - Equity Transactions of the Consolidated Financial Statements for additional disclosure data.

Liquidity and Capital Resources

Management believes that the Company currently has sufficient cash flow from operations, available bank borrowings, cash, and cash equivalents to meet its short-term working capital requirements. The Company had $2,434,227 in cash and cash equivalents and short-term investments as of December 31, 2012, compared to $6,170,048 in cash and cash equivalents and short-term investments as of December 31, 2011. The decrease in cash and cash equivalents is primarily attributable to the redemption of all of the Company’s issued and outstanding Series C and Series E Convertible Preferred Stock, together with a block of the Company’s common stock and an option to purchase shares of common stock, for an aggregate purchase price of $3,200,000. Should our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner which will increase or accelerate our anticipated costs or capital demand, such as through the acquisition of new products, our working capital could be depleted at an accelerated rate.

The Company’s operations may require significant use of cash reserves during 2013 compared to prior years. In 2009, the Company created DVFC, a wholly owned subsidiary to provide inventory-secured loans to qualified retail dealers and developers. Although we anticipate that our dealer finance business will be largely funded by advances under its credit facility, it is possible that we may continue to use our cash to fund a portion of our financing business.

For the fiscal year ended December 31, 2012, our operating activities used net cash of $703,899, as compared to our operating activities used net cash of $1,449,575 for fiscal year ended December 31, 2011. Our significant change in cash flow is primarily attributable to an increase in our participation in inventory finance receivables as a result of the creation of DVFC to provide inventory-secured loans to qualified retail dealers and developers, which was offset in part by a decrease in accounts receivable as a result of payments received related to a subcontract for the manufacture and delivery of manufactured homes to a governmental agency.

For the fiscal year ended December 31, 2012, operating activities used net cash of $703,899 primarily as a result of the following:

(a)	We had net income of $839,135
Changes in our operating assets and liabilities are as follows:

(b)	an increase in inventories of $505,844 (a use of cash), primarily a result of increase in finished goods inventory as a result of weather delays in shipment of homes and bulk purchases of raw materials to avoid anticipated price increases,

(c)	an increase in inventory finance notes receivable of $1,335,548 (use of cash), the increase in inventory finance notes receivable is a result of expansion of DVFC created to provide short-term inventory-secured loans to qualified retail dealers and developers, and

(d)	a decrease in in accrued income tax payable of $453,923 (use of cash), the decrease in income tax payable is a result of decreased taxable income , which were offset in part by

(e)	a decrease in accounts receivable of $986,011 (source of cash), the decrease in accounts receivable is a result of payments received related to a subcontract for the manufacture and delivery of manufactured homes to a governmental agency

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

(d)	a decrease in accrued dealer incentive programs and repurchase commitments of $79,666 (use of cash), the decrease in dealer incentives and repurchase commitments is a result of lower dealer inventory levels and fewer homes contingently liable for under repurchase obligations, which were offset in part by

(e)	an increase in in accrued income tax payable of $380,201 (source of cash), the increase in income tax payable is a result of increased taxable income

The net cash provided in investing activities for the fiscal year ended December 31, 2012 was $2,894,371, which reflects proceeds from the sale of short-term investments of $2,900,000. The net cash provided in investing activities for the fiscal year ended December 31, 2011 was $168,801, which reflects net proceeds from the sale of equipment and short-term investments of $301,840, which were offset by equipment purchases of $133,039.

The net cash used in financing activities for the fiscal year ended December 31, 2012 was $3,026,293, primarily attributable to (i) the redemption of all of the Company’s issued and outstanding Series C and Series E Convertible Preferred Stock, together with a block of the Company’s common stock and options to purchase shares of common stock, for an aggregate price of $3,200,000 and purchases of treasury stock at a cost of $824,923, which were offset in part by (ii) net proceeds from revolving credit loans of $550,000 used to finance our inventory finance notes receivable. The net cash provided in financing activities for the fiscal year ended December 31, 2011 was $823,594, which relates to net proceeds from revolving credit loans of $1,475,000 used to finance our inventory finance notes receivable, which were partially offset by principal payments on long-term debt of $441,335 and purchases of treasury stock at a cost of $210,051.

During the year ended December 31, 2012 the Company entered into (i) a common stock redemption agreement wherein the Company purchased 1,096,291 shares of common stock; (ii) a securities redemption and purchase agreement wherein (a) the Company purchased 22,463 shares of Series C Preferred and 1,000,000 shares of Series E Preferred, representing 100% of the issued and outstanding shares of each class and linked to 3,246,300 shares of common stock and (b) the Company purchased an option to purchase from Vicis Capital Master Fund’s remaining 12,310,359 shares of common stock (the “Option”). The aggregate purchase price of the stock redemption agreement was $3,200,000.

The Company is contingently liable under the terms of the repurchase agreements with financial institutions providing inventory financing for retailers of our products. For more information on the repurchase agreements, including the Company’s contingent liability there under, please see “Reserve for Repurchase Commitments” below.

DVH, during its normal course of business, is required to issue irrevocable standby letters of credit to cover obligations under its workmen compensation insurance policy in the amount of $100,000. As of December 31, 2012, no amounts had been drawn on the above irrevocable letters of credit by the beneficiaries.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments which affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. For a description of those estimates, see Note 2, Summary of Significant Accounting Policies, contained in the explanatory notes to the Company’s financial statements for the year ended December 31, 2012, contained in this filing. On an ongoing basis, we evaluate our estimates, including those related to reserves, deferred tax assets, valuation allowances, impairment of long-lived assets, fair value of equity instruments issued to consultants for services, and estimates of costs to complete contracts. We base our estimates on historical experience and on various other assumptions which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities which are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. However, we believe that our estimates, including those for the above-described items, are reasonable.

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

Warranties

We provide our retail buyers with a one-year limited warranty covering defects in material or workmanship, including plumbing and electrical systems. We record a liability for estimated future warranty costs relating to homes sold, based upon our assessment of historical experience and industry trends. In making this estimate, we evaluate historical sales amounts, warranty costs related to homes sold and timing in which any work orders are completed. The Company has accrued a warranty liability reserve of $1,170,000 on its balance sheet as of December 31, 2012 compared with a warranty liability reserve of $1,330,000 on its balance sheet as of December 31, 2011. Based on management’s assessment of historical experience and current trends in wholesale shipments and dealer inventories we decreased our warranty provision by $160,000 for the fiscal year ended December 31, 2012. Although we maintain reserves for such claims, there can be no assurance that warranty expense levels will remain at current levels or that the reserves that we have set aside will continue to be adequate. A large number of warranty claims which exceed our current warranty expense levels could have a material adverse affect upon our results of operations.

Volume Incentives Payable

We have relied upon volume incentive payments to our independent dealers who retail our products. These volume incentive payments are accounted for as a reduction to gross sales, and are estimated and accrued when sales of our factory-built homes are made to our independent dealers. Volume incentive reserves are recorded based upon the annualized purchases of our independent dealers who purchase a qualifying amount of home products from us. We accrue a liability to our dealers, based upon estimates derived from historical payout rates. Volume incentive costs represent a significant expense to us, and any significant changes in actual payouts could have an adverse affect on our financial performance. We had a reserve for volume incentives payable of $268,754 as of December 31, 2012, as compared to $216,901 as of December 31, 2011.

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

The maximum amount for which the Company is contingently liable under such agreements amounted to approximately $2,657,000 at December 31, 2012, as compared to $3,585,000 at December 31, 2011. As of December 31, 2012 and December 31, 2011, we had reserves of $106,280 and $131,395, respectively, established for future repurchase commitments, based upon our prior experience and evaluation of our independent dealers’ financial conditions. We have decreased repurchase reserves as compared to amounts under repurchase obligation based on identified changes in dealers’ financial conditions and the probability of default for the group of dealers identified at an elevated disk of default. Because Deer Valley to date has not experienced any significant losses under these agreements, management does not expect any future losses to have a material effect on our accompanying financial statements.

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

Recent Accounting Pronouncements

None

Off-Balance Sheet Arrangements

None

ITEM 8.	FINANCIAL STATEMENTS

Deer Valley Corporation & Subsidiaries

Consolidated Financial Statements

For the Years Ended December 31, 2012 and 2011.

Contents:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Deer Valley Corporation & Subsidiaries

Tampa, Florida

We have audited the accompanying consolidated balance sheet of Deer Valley Corporation & Subsidiaries (the “Company”) as of December 31, 2012, and the related consolidated statement of operations, changes in stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statement referred to above present fairly, in all material respects, the financial position of Deer Valley Corporation & Subsidiaries at December 31, 2012, and the results of their operations and their cash flows for the year then ended in conformity with U. S. generally accepted accounting principles.

Thomas Howell Ferguson P.A.

Tampa, Florida

March 22, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Deer Valley Corporation & Subsidiaries

Tampa, Florida

We have audited the accompanying consolidated balance sheet of Deer Valley Corporation & Subsidiaries (the “Company”) as of December 31, 2011, and the related consolidated statement of operations, changes in stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statement referred to above present fairly, in all material respects, the financial position of Deer Valley Corporation & Subsidiaries at December 31, 2011, and the results of their operations and their cash flows for the year then ended in conformity with U. S. generally accepted accounting principles.

Meeks International, LLC

Tampa, Florida

March 23, 2012

Deer Valley Corporation & Subsidiaries

Consolidated Balance Sheets

	December 31, 2012	December 31, 2011
ASSETS
Current Assets:
Cash	$2,434,227	$3,270,048
Short-term investments	—	2,900,000
Accounts receivable, net	1,058,858	2,044,869
Inventory	1,547,723	1,041,879
Deferred tax asset	629,090	661,048
Inventory finance notes receivable	3,537,638	3,392,085
Prepaid expenses and other current assets	122,280	96,735

Total Current Assets	9,329,816	13,406,664

Fixed Assets:
Property, plant and equipment, net	2,128,005	2,330,291

Other Assets:
Inventory finance notes receivable, net	4,407,293	3,345,858
Deferred tax asset	1,891,861	1,713,174
Other assets	20,578	43,118

Total Other Assets	6,319,732	5,102,150

Total Assets	$17,777,553	$20,839,105

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Current maturities on long term debt	$125,600	$125,600
Revolving credit loans	4,750,000	4,200,000
Accounts payable	197,915	410,324
Accrued expenses	1,398,306	1,411,883
Accrued warranties	1,170,000	1,330,000
Warrant liability	—	34,486
Income tax payable	57,732	511,654

Total Current Liabilities	7,699,553	8,023,947

Long Term Liabilities:
Long-term debt, net of current maturities	942,000	1,057,133

Total Long Term Liabilities	942,000	1,057,133

Total Liabilities	8,641,553	9,081,080

Commitments and Contingencies (Note 12)

Stockholders’ Equity:
Series A Preferred stock, $0.01 par value, 750,000 shares authorized, 0 and 21,500 shares issued and outstanding, respectively.	—	215

Series C Preferred stock, $0.01 par value, 26,750 shares authorized, 0 and 22,463 shares issued and outstanding, respectively.	—	224

Series E Preferred stock, $0.01 par value, 1,000,000 authorized, 0 and 1,000,000 shares issued and outstanding, respectively.	—	10,000

Common stock, $0.001 par value, 100,000,000 shares authorized, 17,786,184 and 17,499,517 shares issued and 15,657,661 and 16,878,063 outstanding, respectively.	17,788	17,501

Additional paid-in capital	33,254,293	35,998,560

Treasury Stock, at cost; 2,128,523 and 621,454 shares, respectively	(1,134,998)	(310,075)

Accumulated deficit	(23,001,083)	(23,958,400)

Total Stockholders Equity	9,136,000	11,758,025

Total Liabilities and Stockholders Equity	$17,777,553	$20,839,105

See notes to consolidated financial statements

Deer Valley Corporation & Subsidiaries

Consolidated Statements of Operations

	For the years ended
	December 31,
	2012	2011

REVENUE	$26,220,656	$29,031,632

COST OF REVENUE	21,280,835	23,254,751

GROSS PROFIT	4,939,821	5,776,881

OPERATING EXPENSES:
Depreciation and amortization	12,889	14,394
Selling, general and administrative	4,111,943	3,940,536

TOTAL OPERATING EXPENSES	4,124,832	3,954,930

OPERATING INCOME	814,989	1,821,951

OTHER INCOME (EXPENSE)
Derivative income	34,486	384,196
Interest income	3,344	18,356
Other income	1,640	10,508
Interest expense	(53,280)	(85,228)

TOTAL OTHER (EXPENSE)/INCOME	(13,810)	327,832

INCOME BEFORE INCOME TAXES	801,179	2,149,783

INCOME TAX BENEFIT/(EXPENSE)	37,956	(696,176)

NET INCOME	$839,135	$1,453,607

Reconciliation of net income to income attributable to common shareholders:

Net Income	$839,135	$1,453,607
Deemed distribution from redemption of preferred stock	118,182	—

Income attributable to common shareholders and numerator for basic income per common share	$957,317	$1,453,607

Income Per Share (Basic)	$0.06	$0.08
Income Per Share (Fully Diluted)	$0.06	$0.07

Weighted Average Common Shares Outstanding	16,200,509	17,117,838
Weighted Average Common and Common Equivalent Shares Outstanding	16,200,509	20,650,780

See notes to consolidated financial statements

Deer Valley Corporation & Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2012 and 2011

	Preferred A		Preferred C		Preferred E
	Shares	Amount	Shares	Amount	Shares	Amount

Balance - December 31, 2010	21,500	$215	22,463	$224	1,000,000	$10,000

Treasury Stock purchase at cost	—	—	—	—	—	—
Net Income	—	—	—	—	—	—

Balance - December 31, 2011	21,500	215	22,463	224	1,000,000	10,000

Conversion of Series A Preferred	(21,500)	(215)	—	—	—	—
Redemption of Series C and E Preferred	—	—	(22,463)	(224)	(1,000,000)	(10,000)
Purchase of Common Stock Option	—	—	—	—	—	—
Treasury Stock purchase at cost	—	—	—	—	—	—
Deemed distribution on redemption of preferred stock	—	—	—	—	—	—
Net Income	—	—	—	—	—	—

Balance - December 31, 2012	—	$—	—	$—	—	$—

See notes to consolidated financial statements

Deer Valley Corporation & Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (continued)

For the Years Ended December 31, 2012 and 2011

	Common		Additional	Treasury
	Shares	Amount	Paid in Capital	Shares	Amount

Balance - December 31, 2010	17,499,517	$17,501	$35,998,560	(227,520)	$(100,024)

Treasury Stock purchase at cost	—	—	—	(393,934)	(210,051)
Net Income	—	—	—	—	—

Balance - December 31, 2011	17,499,517	17,501	35,998,560	(621,454)	(310,075)

Conversion of Series A Preferred	286,667	287	(72)	—	—
Redemption of Series C and E Preferred	—	—	(1,864,776)	—	—
Purchase of Common Stock Option	—	—	(879,419)	—	—
Treasury Stock purchase at cost	—	—	—	(1,507,069)	(824,923)
Deemed distribution on redemption of preferred stock	—	—	—	—	—
Net Income	—	—	—	—	—

Balance - December 31, 2012	17,786,184	$17,788	$33,254,293	(2,128,523)	$(1,134,998)

See notes to consolidated financial statements

Deer Valley Corporation & Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (continued)

For the Years Ended December 31, 2012 and 2011

	Accumulated
	Deficit	Total

Balance - December 31, 2010	$(25,412,007)	$10,514,469

Treasury Stock purchase at cost	—	(210,051)
Net Income	1,453,607	1,453,607

Balance - December 31, 2011	$(23,958,400)	$11,758,025

Conversion of Series A Preferred	—	—
Redemption of Series C and E Preferred	—	(1,875,000)
Purchase of Common Stock Option	—	(879,419)
Treasury Stock purchase at cost	—	(824,923)
Deemed distribution on redemption of preferred stock	118,182	118,182
Net Income	839,135	839,135

Balance - December 31, 2012	$(23,001,083)	$9,136,000

See notes to consolidated financial statements

Deer Valley Corporation & Subsidiaries

Consolidated Statements of Cash Flows

	For the years ended
	December 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$839,135	$1,453,607
Adjustments to reconcile net income to net cash provided for/used in operating activities:
Depreciation	209,556	243,012
Derivative (income)	(34,486)	(384,196)
Gain on sale of equipment	(1,640)	(10,508)
Provision for credit losses	128,560	85,940
Changes in assets and liabilities:
(Increase)/decrease in receivables	986,011	(1,562,023)
(Increase)/decrease in inventories	(505,844)	(234,150)
(Increase)/decrease in deferred tax asset	(126,952)	204,715
(Increase)/decrease in inventory finance receivable	(1,335,548)	(2,235,561)
(Increase)/decrease in prepayments and other	(3,006)	211,303
Increase/(decrease) in accounts payable	(212,409)	246,746
Increase/(decrease) in income tax payable	(453,923)	380,201
Increase/(decrease) in estimated services and warranties	(160,000)	40,000
Increase/(decrease) in accrued expenses	(13,576)	121,321
Increase/(decrease) in deferred tax liability	(19,777)	(9,982)

CASH FLOW (USED) IN OPERATING ACTIVITIES	$(703,899)	$(1,449,575)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(9,724)	(133,039)
Proceeds from sale of property, plant and equipment	4,095	33,395
Purchases of short-term investments	—	(2,900,000)
Sales of short-term investments	2,900,000	3,168,445

CASH FLOW PROVIDED BY INVESTING ACTIVITIES	$2,894,371	$168,801

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(115,133)	(441,355)
Proceeds from revolving credit loans	11,125,000	11,775,000
Repayments of revolving credit loans	(10,575,000)	(10,300,000)
Purchases of common stock option	(879,419)	—
Purchase of treasury stock	(824,923)	(210,051)
Redemption of preferred stock	(1,756,818)	—

CASH FLOW (USED) IN/PROVIDED BY FINANCING ACTIVITIES	$(3,026,293)	$823,594

NET (DECREASE) IN CASH	$(835,821)	$(457,180)
CASH, Beginning	$3,270,048	$3,727,228

CASH, Ending	$2,434,227	$3,270,048

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$177,553	$233,949

Taxes	$568,723	$121,242

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of preferred stock for common stock	$215	$—

See notes to consolidated financial statements

Deer Valley Corporation & Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2012 and 2011

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Operations - Deer Valley Corporation (“The Company”), through its wholly-owned subsidiaries, Deer Valley Homebuilders, Inc. (“DVH”), an Alabama corporation, -Deer Valley Financial Corp (“DVFC”) a Florida corporation and Deer Valley Home Repair Services, Inc. (“DVHRS”), a Florida corporation designs, manufactures and provides dealer inventory-secured financing for the Company’s homes. The Company manufactures its factory-built homes at its principal manufacturing plant located in Guin, Alabama and the Company owns a separate idled manufacturing plant in Sulligent, Alabama. The Company’s homes are marketed in 13 states through a network of independent dealers, builders, developers and government agencies located primarily in the southeastern and south central regions of the United States. Inventory-secured loan financing is offered to qualified retail dealers and developers, through DVFC, a wholly owned subsidiary. The Company relies upon a team of regional sales directors and independent dealers to market the factory-built homes in retail locations.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications - To maintain consistency and comparability, certain reclassifications have been made related to the prior year period to conform to the current period presentation. These reclassifications had no effect on previously reported income, net earnings or stockholders’ equity.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Accounting Estimates - The Company’s financial statements are prepared in conformity with accounting principles generally accepted in the United States of America which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We believe our significant estimates include, allowance for loan losses, warranty liability, volume incentives payable, and reserve for repurchase commitments.

Fiscal Year - The Company operates on a 52-53 week fiscal year end. For presentation purposes, the periods have been presented as ending on December 31.

Cash Equivalents - The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

The Company maintains its cash balances in three different financial institutions. At December 31, 2012 these balances totaled $2,434,227. The balances are insured by the Federal Deposit Insurance Corporation up to $250,000 or in the case of non-interest bearing checking accounts, the insurance is unlimited until December 31, 2012. Bank deposits at times may exceed federally insured limits. The Company has not experienced any losses in such accounts.

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

Accounts Receivable - Accounts receivable represent balances due from dealers. Credit risk associated with balances due from dealers is evaluated by management relative to financial condition and past payment experience. As a result of management’s reviews reserves for uncollectible amounts have been recorded in the accompanying financial statements. At December 31, 2012 and 2011, reserves for uncollectible accounts are $15,000.

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

Impairment of Long-Lived Assets - Property and intangible assets are material to our consolidated financial statements. Further, these assets are subject to the potential negative effects arising from factors beyond the Company’s control including changing economic conditions. The Company evaluates its tangible and definite-lived intangible assets for impairment annually during our fourth quarter or more frequently in the presence of circumstances or trends that may be indicators of impairment. The evaluation is a two step process. The first step is to compare our undiscounted cash flows, as projected over the remaining useful lives of the assets, to their respective carrying values. In the event that the carrying values are not recovered by future undiscounted cash flows, as a second step, the Company compares the carrying values to the related fair values and, if fair value is lower, records an impairment adjustment. For purposes of fair value, the Company generally uses replacement costs for tangible fixed assets and discounted cash flows, using risk-adjusted discount rates, for intangible assets. These estimates are made by competent employees, using the best available information, under the direct supervision of our management. For tangible property, plant and equipment, there have been no changes in assumptions or methodologies the year ended December 31, 2012 as compared to December 31, 2011. The Company did not have definite-lived intangible assets at December 31, 2012 and December 31, 2011.

Revenue Recognition - Revenue for manufactured homes sold to independent dealers generally is recorded when all of the following conditions have been met: (a) an order for the home has been received from the dealer, (b) an agreement with respect to payment terms (usually in the form of a written or verbal approval for payment has been received from the dealer’s flooring institution), and (c) the home has been shipped and risk of loss has passed to the dealer and collectability is reasonably assured.

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

Advertising Costs - Advertising costs are charged to operations when incurred and are included in operating expenses. Advertising costs for the periods ending December 31, 2012 and 2011 were $62,947 and $88,619, respectively.

Concentration of Sales to Certain Customers - During 2012, the Company had sales to one customer of approximately 12%. These sales were made through the Company’s network of independent distributors. In addition, during 2011, the Company entered into two separate subcontract agreements for the manufacture and delivery of a total of one-hundred manufactured homes to a governmental agency. These sales accounted for approximately 12% of total revenue during 2011.

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

Earning (Loss) Per Share - The Company uses the guidance set forth under FASB topic ASC 260, “Earnings Per Share” for calculating the basic and diluted income per share. Basic income per share is computed by dividing income attributable to common shareholders by the weighted average number of common shares outstanding. Diluted income per share is computed similarly to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive.

	For the years ended
	December 31,
	2012	2011

Income attributable to common shareholders	$957,317	$1,453,607

Weighted average shares outstanding:
Basic	16,200,509	17,117,838

Diluted	16,200,509	20,650,780

Income per share:
Basic	$0.06	$0.08

Diluted	$0.06	$0.07

The Company’s dilutive common stock equivalent shares amounted to 0 and 3,532,942 as of December 31, 2012 and 2011 and exclude any incremental shares associated with the Company’s outstanding warrants which total 1,112,487, as they were anti-dilutive.

NOTE 3 - INVENTORY

Inventory consisted of the following components:

	December 31,
	2012	2011

Raw Materials	$884,884	$609,673
Work-in-Process	229,259	312,643
Finished Goods	433,580	119,563

Total Inventory	$1,547,723	$1,041,879

NOTE 4 - INVENTORY FINANCE NOTES RECEIVABLE AND ALLOWANCE FOR LOAN LOSS

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

Inventory finance notes receivable, net, consisted of the following:

	December 31,
	2012	2011

Inventory finance notes receivable - current	$3,537,638	$3,392,085
Inventory finance notes receivable - long-term	4,736,793	3,546,798
Allowance for loan loss	(329,500)	(200,940)

Total Inventory finance notes receivable	$7,944,931	$6,737,943

With respect to our inventory finance notes receivable, the risk of loss is spread over numerous borrowers. In addition to historical experience, borrower inventory levels and activity are monitored in conjunction with a third-party provider to estimate the potential for loss. We have not experienced any losses to date. The Company anticipates it will be able to resell any repossessed homes, thereby mitigating loss experience. If a default occurs and collateral is lost, the Company is exposed to loss of the full value of the note receivable. The Company recorded a provision for credit losses of $128,560 and $85,940 for years ending December 31, 2012 and 2011, respectively. The following table represents changes in the estimated allowance for loan losses:

	December 31,
	2012	2011

Balance at beginning of period	$200,940	$115,000
Provision for credit losses	128,560	85,940
Loans charged off, net of recoveries	—	—

Balance at end of period	$329,500	$200,940

NOTE 5 - PROPERTY, PLANT, AND EQUIPMENT

Property, Plant and Equipment consisted of the following:

	December 31,
Category	2012	2011

Land and improvements	$423,244	$423,244
Buildings	1,978,088	1,978,088
Machinery and equipment	1,136,882	1,149,541
Furniture and fixtures	207,820	205,041

	3,746,034	3,755,914
Accumulated depreciation	(1,618,029)	(1,425,623)

Total Property, Plant, and Equipment	$2,128,005	$2,330,291

Depreciation expense amounted to $209,556, of which $196,667 are included in cost of revenue and $12,889 are included in operating expenses, and $243,012, of which $228,618 are included in cost of revenue and $14,394 are included in operating expenses, for the years ended December 31, 2012 and 2011, respectively.

NOTE 6 - ACCRUED EXPENSES

Accrued expenses consisted of the following:

	December 31,
Category	2012	2011

Accrued dealer incentive program	$268,754	$216,901
Accrued third party billings	477,832	442,800
Accrued compensation	239,225	395,380
Accrued insurance	90,943	90,266
Accrued interest	17,394	2,305
Accrued repurchase commitment	106,280	131,395
Other	197,878	132,836

Total Accrued Expenses	$1,398,306	$1,411,883

NOTE 7 - PRODUCT WARRANTIES

The Company provides the retail home buyer a one-year limited warranty covering defects in material or workmanship in home structure, plumbing and electrical systems. The Company’s estimated warranty costs are accrued at the time of the sale to the dealer following industry standards and historical warranty cost incurred. Periodic adjustments to the estimated warranty accrual are made as events occur which indicate changes are necessary. As of December 31, 2012 and 2011, the Company has provided a liability of $1,170,000 and $1,330,000, respectively for estimated warranty costs relating to homes sold, based upon management’s assessment of historical experience factors and current industry trends.

Management reviews its warranty requirements at the close of each reporting period and adjusts the reserves accordingly. The following tabular presentation reflects activity in warranty reserves during the periods presented:

	For the years ended
	December 31,
	2012	2011
Balance at beginning of period	$1,330,000	$1,290,000
Warranty charges	1,193,893	1,242,275
Warranty payments	(1,353,893)	(1,202,275)

Balance at end of period	$1,170,000	$1,330,000

NOTE 8 - REVOLVING CREDIT LOANS

On October 14, 2009, Deer Valley entered into Revolving Credit Loan and Security Agreement with Fifth Third Bank, which provides for a revolving line of credit in an amount not to exceed Seven Million Five Hundred Thousand Dollars (the “$7,500,000 Facility”). The $7,500,000 Facility is evidenced by a revolving credit note and secured by accounts receivable, inventory, equipment and all other tangible and intangible personal property of Deer Valley. The purpose of the $7,500,000 Facility is to provide display model financing for dealers of the products produced by DVH. This financing will be provided through DVC’s new subsidiary DVFC and administration of individual dealer loans will initially be handled by a third party administrator. The $7,500,000 Facility has a two year term and has a variable interest rate at 4.00% above LIBOR. An event of default such as non-payment of amounts when due under the loan agreement or a breach of a covenant may accelerate the maturity date of the facility. The facility provides for conditions to be met prior to each advance, including financial ratios

On October 14, 2009, Deer Valley entered into Revolving Credit Loan and Security Agreement with Fifth Third Bank, which provides for a revolving line of credit in an amount not to exceed Five Million Dollars (the “$5,000,000 Facility”). The $5,000,000 Facility is evidenced by a revolving credit note and secured by receivable, inventory, equipment and all other tangible and intangible personal property of Deer Valley. The $5,000,000 Facility is to be utilized for short term working capital financing, letters of credit and as a bridge loan on financing the sale of retail units by DVH. Said financing will be provided through DVC’s new subsidiary DVFC, and administration of individual dealer loans will initially be handled by a third party administrator. The $5,000,000 Facility has a two year term and has a variable interest rate at 2.50% above LIBOR. An event of default such as non-payment of amounts when due under the loan agreement or a breach of a covenant may accelerate the maturity date of the facility. The facility provides for conditions to be met prior to each advance, including financial ratios.

Effective October 14, 2011, Deer Valley (a) renewed its Revolving Credit Loan and Security Agreement with Fifth Third Bank, used for display model financing for dealers of the products produced by DVHB (the “Display Model LOC”), and (b) in connection with such renewal, Deer Valley reduced the limits of the Display Model LOC from $7,500,000 to $5,000,000. The $5,000,000 Facility has a two year term and has a variable interest rate at 4.00% above LIBOR or 4.375% at December 31, 2012. As of December 31, 2012 and 2011, the Company had an outstanding balance of $2,975,000 and $2,450,000, respectively, under the revolving credit loan. Historically Deer Valley has not borrowed up to the line of credit limits under the Display Model LOC. The reduced limit will reduce Deer Valley’s future unused line fees associated with the Display Model LOC.

Effective October 14, 2011, Deer Valley (a) renewed its Revolving Credit Loan and Security Agreement with Fifth Third Bank, used for short term working capital financing, letters of credit and as a bridge loan on financing the sale of retail units by DVH (the “Working Capital LOC”), and (b) in connection with such renewal, Deer Valley reduced the limits of the Working Capital LOC from $5,000,000 to $3,000,000. The

$3,000,000 Facility has a two year term and has a variable interest rate at 2.50% above LIBOR or 2. 75% at December 31, 2012. As of December 31, 2012 and 2011, the Company had an outstanding balance of $1,775,000 and $1,750,000, respectively, under the revolving credit loan. Historically Deer Valley has not borrowed up to the line of credit limits under the Working Capital LOC. The reduced limit will reduce Deer Valley’s future unused line fees associated with the Working Capital LOC.

The amount available under the revolving credit loans is equal to the lesser of $8,000,000 or an amount based on defined percentages of accounts receivable and inventories reduced by any outstanding letters of credit. At December 31, 2012, $5,650,585 was available under the revolving credit loans after deducting letters of credit of $100,000.

In addition to the revolving line of credit described in the preceding paragraph, DVH, during its normal course of business, is required to issue irrevocable standby letters of credit in the favor of independent third party beneficiaries to cover obligations under insurance policies. As of December 31, 2012, no amounts had been drawn on the above irrevocable letters of credit by the beneficiaries.

NOTE 9 - LONG TERM DEBT

On May 26, 2006, DVH entered into a Loan Agreement with Fifth Third Bank (the “Lender”) providing for a loan of Two Million and No/100 Dollars ($2,000,000) (the “Loan”) evidenced by a promissory note and secured by a first mortgage on DVH’s properties in Guin, Alabama and Sulligent, Alabama, including the structures and fixtures located thereon, as well as DVH’s interest in any lease thereof. The purpose of the loan is to pay off an existing loan from another bank secured by the Guin property and to reduce the outstanding balance on DVH’s revolving credit facility with the Lender. The net effect of the reduction in the revolving credit balance is to increase the credit available to the Company for working capital under its revolving facility. The Loan had a term from May 26, 2006 through June 1, 2011 and a variable interest rate at 2.25% above LIBOR. There is no prepayment penalty. Future advances are available under the Loan Agreement, subject to approval by the Lender. Also on May 26, 2006, the Company and DVH guaranteed the Loan. Should Deer Valley default, thereby triggering acceleration of the Loan, the Company would become liable for payment of the Loan.

On July 8, 2011, DVH and the Lender entered into that certain Amendment to Loan Agreement effective June 1, 2011, pursuant to which, among matters, (a) DVH made a cash payment to reduce the outstanding principal balance of the Real Estate Loan to $1,256,000, (b) the term of the Real Estate Loan was extended to June 1, 2016, and (c) the variable interest rate was set at 400 basis points (4.00%) above the One-Month LIBOR-Index Rate. The Real Estate Loan is guaranteed by DVC and DVFC.

Long-term debt of the Company was as follows:

	December 31,
	2012	2011

Note payable to Fifth Third Bank, payable in monthly installments of $10,467 plus interest at Libor plus 4.0%, maturing on June 1, 2016, secured by all assets of the Company.	$1,067,600	$1,182,733
Less: Current portion of long-term debt	(125,600)	(125,600)

Total long-term debt, net of current portion	$942,000	$1,057,133

At December 31, 2012, principal repayment requirements on long-term debt were as follows:

For year ended December 31,	Amount
2013	$125,600
2014	125,600
2015	125,600
2016	565,200

Total repayments on long-term debt	$942,000

NOTE 10 - DERIVATIVE LIABILITIES

As of December 31, 2012 and 2011, derivative financial instruments recorded as liabilities consisted of Class B Warrants indexed to 1,112,487 shares of our common stock with an exercise price of $2.25. The fair value of the Class B warrants as of December 31, 2012 and 2011 was $0 and $34,486, respectively.

The following tables summarize the effects on our income associated with changes in the fair values of our derivative financial instruments:

	Year ended December 31, 2012	Year ended December 31, 2011
Class A Warrants (Class A-1 & Class A-2)	$—	$138,091
Class B Warrants	34,486	191,874
Class BD-2 Warrants	—	41,092
Class BD-3 Warrants	—	9,396
Class BD-4 Warrants	—	3,022
Class BD-5 Warrants	—	721

	$34,486	$384,196

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

	December 31, 2012	December 31, 2011
Significant assumptions (or ranges):
Trading market values (1)	$0.60	$0.60
Term (years) (3)	0.61	1.64
Volatility (1)	44.80%	74.84%
Risk-free rate (2)	0.06%	0.09%

Fair value hierarchy:

(1)	Level 1 inputs are quoted prices in active markets for identical assets and liabilities, or derived there from. Our trading market values and the volatilities that are calculated thereupon are level 1 inputs.

(2)	Level 2 inputs are inputs other than quoted prices that are observable. We use the current published yields for zero-coupon US Treasury Securities, with terms nearest the remaining term of the warrants for our risk free rate.

(3)	Level 3 inputs are unobservable inputs. Inputs for which any parts are level 3 inputs are classified as level 3 in their entirety. The remaining term used equals the remaining contractual term as our best estimate of the expected term.

ASC 820-10-55-62 Fair Value Measurements and Disclosures provides that for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period, reconciliation is required of the beginning and ending balances. The reconciliation of our derivative liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of December 31, 2012 is as follows:

Warrant Liability
Beginning balance, December 31, 2011	$34,486
Total (gains) or losses included in earnings	(34,486)
Issuances	—

Ending balance, December 31, 2012	$—

The significant unobservable inputs used in the fair value measurement of the warrants included management’s estimate of the expected remaining term and the probability of a down round financing occurring during the remaining term of the warrant. Generally an increase (decrease) in the expected term or the probability of the occurrence of a down round financing would result in a higher (lower) fair value measurement

NOTE 11 - INCOME TAXES

The Company’s 2012 consolidated effective tax rate was (4.72%) as compared to 32.39% in 2011. The large decrease in the effective tax rate is due to the Company benefiting from the release of the valuation allowance previously recorded against the deferred tax asset for goodwill amortization.

In prior years, the Company recorded and maintained a valuation allowance against the deferred tax asset resulting from the amortization of goodwill as it had been determined that it was more than likely than not to not be realized. Changes in the valuation allowance and the corresponding impact on the effective income tax rate resulted from Management’s assessment of the Company’s ability to utilize the tax deduction from goodwill amortization. The change in valuation allowance from 2011 to 2012 was a decrease of $402,617. Based upon the Company’s history of earnings and expected sufficient earnings in future periods, Management has determined that it is more likely than not that the Company will recognize a tax benefit when the goodwill deferred tax asset reverses. Therefore, the valuation allowance is deemed not necessary and has been released, in total, in 2012.

The Company and its subsidiaries file income tax returns for U.S. Federal and Alabama purposes. The company is not currently under a tax examination, but the statute of limitations has not yet expired. The Company generally remains subject to examination of its U.S. federal income tax returns for 2009 and subsequent years as the IRS has a three year window to assess/collect taxes. In addition, the Company also remains subject to examination of its Alabama income tax returns for 2009 and subsequent years. However, if required tax as understated by more than 25%, the statute of limitations is extended to 6 years, potentially opening the years of 2006 through 2008 as well.

The income tax provision (benefit) consists of the following:

Income Taxes:

The components of the provision for income taxes are as follows:

	2012	2011

Current taxes	$108,772	$501,443
Deferred taxes	(146,728)	194,733

(Benefit)/Provision for income taxes	$(37,956)	$696,176

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

	2012		2011
	Amount	Impact on Rate	Amount	Impact on Rate
Income tax at federal rate	$272,394	34.00%	$730,926	34.00%
State tax, net of Federal effect	33,857	4.23%	90,850	4.23%
Permanent Differences:

Meals & Entertainment	19,207	2.40%	19,926	0.93%
Officers Life Insurance	1,337	0.17%	1,337	0.06%
Derivative expense	(13,175)	-1.64%	(146,863)	-6.83%

Total Permanent Differences	7,369	0.93%	(125,600)	-5.84%

Deferred Tax Valuation Allowance	(402,617)	-50.25%	0	0.00%
True Up to Tax Return - Deferred Assets	51,041	6.37%	0	0.00%

Total (Benefit) Provision	$(37,956)	-4.72%	$696,176	32.39%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income taxes are as follows:

	2012	2011

Current Deferred Tax Assets:
Warranty Reserve	$447,243	$508,406
Repurchase Reserve	40,627	50,227
Allowance for Loan Losses	125,955	76,811
Allowance for Doubtful Accounts	5,734	5,734
Inventory Reserve	5,708	8,402
Accrued Legal Fees	3,823	11,468

Total Current Deferred Tax Asset	629,090	661,048

Non-Current Deferred Tax Assets:
Goodwill Impairment	1,950,130	2,193,839
Valuation Allowance	—	(402,619)

Total Non-Current Deferred Tax Assets	1,950,130	1,791,220

Non-Current Deferred Tax Liability:
Accelerated Depreciation	(65,799)	(85,576)
Sale of Assets	7,530	7,530

Total Non-Current Deferred Tax Liability	(58,269)	(78,046)

Total Deferred Tax Assets (Net)	$2,520,951	$2,374,222

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Litigation - The Company in the normal course of business is subject to claims and litigation. Management of the Company is of the opinion that, based on information available, such legal matters will not ultimately have a material adverse effect on the financial position or results of operation of the Company.

Reserve for Repurchase Commitments - DVH is contingently liable under the terms of repurchase agreements with financial institutions providing inventory financing for retailers of DVH’s products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The risk of loss under these agreements is spread over numerous retailers. The price DVH is obligated to pay generally declines over the period of the agreement (typically 18 to 24 months) and the risk of loss is further reduced by the sale value of repurchased homes. The maximum amount for which the Company is contingently liable under repurchase agreements is approximately $2,657,000 at December 31, 2012. As of December 31, 2012 the Company reserved $106,280 for future repurchase losses (included in accrued expenses) based on prior experience and an evaluation of dealers’ financial conditions. DVH to date has not experienced significant losses under these agreements, and management does not expect any future losses to have a material effect on the accompanying financial statements.

NOTE 13 - EQUITY TRANSACTIONS

Preferred Stock - During the year ended December 31, 2012 certain of the Company’s shareholders converted 21,500 shares of Series A Preferred stock, stated value $215, into 286,667 shares of the Company’s common stock. During the year ended December 31, 2011, there were no conversions of Series A Preferred stock into shares of the Company’s common stock.

Series A Preferred Stock - Our Series A Convertible Preferred Stock had the following rights, preferences, privileges, and restrictions:

•	Rank - Our Series A Convertible Preferred Stock ranks senior to our Common Stock, Series C Convertible Preferred Stock, and Series E Convertible Preferred Stock.

•	Stated Value - $10.00 per shares of Series A Convertible Preferred Stock.

•

Conversion - Each share of Series A Convertible Preferred Stock, at its stated value of $10 per share, together with any accrued and unpaid dividends, is convertible at the option of the holder at any time into Common Stock at a price of Seventy Five Cents ($.75) per share of Common Stock.

•

Dividends - A holder of Series A Convertible Preferred Stock is entitled to receive a dividend at a rate per annum equal to seven percent (7%), payable semi-annually, at the option of the Company, (i) in cash, to the extent funds are legally available therefor, or (ii) in shares of registered Common Stock at a ten percent (10%) discount to the “Market Price” (as such term is defined in the designations for the Series A Convertible Preferred Stock). The Series A Convertible Preferred Stock ceases to accrue the seven percent (7%) fixed dividend on the earliest of (a) the payment of the liquidation preference on each share of Series A Convertible Preferred Stock upon the liquidation, dissolution or winding-up of the Corporation, (b) the conversion of the Series A Preferred Stock in common stock, or (c) two (2) years from the date of issuance of the share of Series A Convertible Preferred Stock. After two (2) years from the date of issuance of a share of Series A Convertible Preferred Stock, the holders of Series A Convertible Preferred Stock participate ratably, on an as-converted basis, with our common stock as to the payment of dividends.

•

Liquidation Rights - In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, our Series A preferred shareholders are entitled to receive an amount per share equal to the greater of $10 for each outstanding share plus accrued and unpaid dividends, as adjusted for stock dividends, stock distributions, splits, combinations or recapitalizations, or the amount such shareholders would be entitled to receive had they converted their Series A preferred shares into common shares. These rights are prior and in preference to any distribution of any of our assets to our common shareholders, holders of Series C Preferred Stock, or Series E Preferred Stock.

•	Voting Rights - The holders of Series A Preferred stock have the right to vote on an as-converted basis, with our common shareholders on all matters submitted to a vote of our shareholders.

Series C Preferred Stock - Our Series C Convertible Preferred Stock had the following rights, preferences, privileges, and restrictions:

•

Rank - Our Series C Convertible Preferred Stock ranks junior to our Series A Convertible Preferred Stock, ranks senior to our Series E Preferred Stock as to an initial aggregate liquidation preference of $100,000, and ranks pari passu, on an as converted basis, with our common stock, as to all other matters, including voting rights, payment of dividends, and liquidation, after payment of the initial liquidation preference of $100,000.

•	Conversion - Each share of Series C Convertible Preferred Stock converts into one hundred (100) shares of Common Stock, at the option of the holder.

•

Limitation on Conversion - The conversion rights of each holder of Series C Convertible Preferred Stock is limited in the certificate of designations, preferences and rights of such stock, so that the holder is not entitled to convert any Series C Convertible Preferred Stock to the extent that, after such conversion, the sum of the number of shares of common stock beneficially owned by such holder and its affiliates, will result in beneficial ownership of more than 4.99% of the outstanding shares of common stock.

•	Dividends - Holders of Series C Convertible Preferred Stock participate ratably, on an as-converted basis, with our Common Stock as to the payment of dividends.

•

Liquidation Rights - In the event of any liquidation, dissolution or winding-up of the Company, either voluntary or involuntary, after payment of any liquidation preference to the holders of Series A Preferred Stock, the holders of Series C Convertible Preferred Stock are entitled to receive an initial aggregate liquidation preference of $100,000, and then the holders of Series C Convertible Preferred Stock are entitled to participate ratably, on an as-converted basis, with our common stock as to any distribution of assets.

•

Voting Rights - The holders of Series C Convertible Preferred stock have the right to vote on an as-converted basis, with our common shareholders on all matters submitted to a vote of our shareholders.

•

Limitation on Voting - The voting rights of each holder of Series C Convertible Preferred Stock is limited in the certificate of designations, preferences and rights of such stock, so that the holder is not entitled to vote any Series C Convertible Preferred Stock to the extent that such voting will allow such holder to vote more than 4.99% of the outstanding voting securities of the Company.

Series E Preferred Stock - Our Series E Convertible Preferred Stock had the following rights, preferences, privileges, and restrictions:

•

Rank - Our Series E Convertible Preferred Stock ranks junior to our Series A Convertible Preferred Stock and Series C Convertible Preferred Stock, and ranks pari passu, on an as converted basis, with our common stock, as to all other matters, including voting rights, payment of dividends, and liquidation, after payment of the initial liquidation preference of $2,000.

•	Conversion - Each share of Series E Preferred Stock converts into one share of Common Stock, at the option of the holder.

•

Limitation on Conversion - The conversion rights of each holder of Series E Preferred Stock is limited in the certificate of designations, preferences and rights of such stock, so that the holder is not entitled to convert any Series E Preferred Stock to the extent that, after such conversion, the sum of the number of shares of common stock beneficially owned by such holder and its affiliates, will result in beneficial ownership of more than 4.99% of the outstanding shares of common stock.

•	Dividends - Holders of Series E Preferred Stock participate ratably, on an as-converted basis, with our Common Stock as to the payment of dividends.

•

Liquidation Rights - In the event of any liquidation, dissolution or winding-up of the Company, either voluntary or involuntary, after payment of any liquidation preference to the holders of Series A Preferred Stock, the holders of Series E Preferred Stock are entitled to receive an initial aggregate liquidation preference of $2,000, and then the holders of Series E Convertible Preferred Stock are entitled to participate ratably, on an as-converted basis, with our common stock as to any distribution of assets.

•

Voting Rights - The holders of Series E Convertible Preferred stock have the right to vote on an as-converted basis, with our common shareholders on all matters submitted to a vote of our shareholders.

•

Limitation on Voting - The voting rights of each holder of Series E Convertible Preferred Stock is limited in the certificate of designations, preferences and rights of such stock, so that the holder is not entitled to vote any Series E Convertible Preferred Stock to the extent that such voting will allow such holder to vote more than 4.99% of the outstanding voting securities of the Company.

Treasury Stock - Pursuant to a Common Stock Repurchase Program approved by our Board of Directors, a total of 1,507,069 and 393,934 shares were purchased during the years ended December 31, 2012 and 2011 at a cost of $824,923 and $210,051 and recorded as treasury stock. Shares purchased during the year ended December 31, 2012 are inclusive of the shares purchased pursuant to the common stock redemption agreement described below.

Stock Redemption Agreement - During the year ended December 31, 2012 the Company entered into: (i) a Common Stock Redemption Agreement wherein the Company purchased 1,096,291 shares of common stock; (ii) a Securities Redemption and Purchase Agreement wherein (a) the Company purchased 22,463 shares of Series C Preferred and 1,000,000 shares of Series E Preferred, representing 100% of the issued and outstanding shares of each class and convertible to 3,246,300 shares of common stock and (b) the Company purchased an option to purchase Vicis Capital Master Fund’s remaining 12,310,359 shares of common stock (the “Option”). The aggregate purchase price of the stock redemption agreement was $3,200,000 and was allocated to the financial instruments acquired on the basis of relative fair value.

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

Accounting for redemptions of preferred stock is provided in ASC S99-2 and states that if a registrant redeems its preferred stock, the difference between (1) the fair value of the consideration transferred to the holders of the preferred stock and (2) the carrying amount of the preferred stock in the Company’s balance sheet should be reflected in a manner similar to a dividend on preferred stock and subtracted from net income to arrive at income attributable to common shareholders in the calculation of earnings per share. A credit of $118,182 resulted from the calculation under this method and has been added to net income to arrive at income attributable to common shareholders for the year ended December 31, 2012.

NOTE 14 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the Company’s unaudited quarterly results of operations for the periods ended December 31, 2012 and 2011.

	For the three month periods ended
	December 31,
	2012	2011
	(unaudited)	(unaudited)

REVENUE	$6,819,321	$9,714,099

COST OF REVENUE	5,357,046	7,601,778

GROSS PROFIT	1,462,275	2,112,321

OPERATING EXPENSES:
Depreciation	3,182	3,139
Selling, general and administrative	996,072	1,071,209

TOTAL OPERATING EXPENSES	999,254	1,074,348

OPERATING INCOME	463,021	1,037,973

OTHER INCOME (EXPENSES)
Derivative income/(expense)	1,200	(17,911)
Interest income	188	4,306
Gain on sale of assets	—	789
Interest expense	(11,707)	(13,200)

TOTAL OTHER (EXPENSE)	(10,319)	(26,016)

INCOME BEFORE INCOME TAXES	452,702	1,011,957

INCOME TAX BENEFIT/(EXPENSE)	174,683	(397,467)

NET INCOME	$627,385	$614,490

Net Income Per Share (Basic)	$0.04	$0.04
Net Income Per Share (Fully Diluted)	$0.04	$0.03

Weighted Average Common Shares Outstanding	16,200,509	17,117,838
Weighted Average Common and Common Equivalent Shares Outstanding	16,200,509	20,650,780

NOTE 15 - SEGMENT INFORMATION

Our business segments consist of factory-built housing and financial services. Our financial services business commenced during the fourth quarter of 2009 to provide dealer inventory-secured financing for houses built by the Company. Our chief decision making officer considers income (loss) from operations as the basis to measure segment profitability. The following table summarizes net sales, income (loss) from operations, and identifiable assets by segment for the years ended December 31, 2012 and 2011.

	December 31,	December 31,
	2012	2011

Revenues from external customers
Factory-built housing	$25,616,574	$28,544,015
Financial Services	604,082	487,617

Total Revenues	$26,220,656	$29,031,632

Income from operations
Factory-built housing	$1,209,987	$2,206,954
Financial services	191,897	142,038
General corporate expenses	(586,895)	(527,041)

Total Income from operations	$814,989	$1,821,951

Identifiable assets by segment
Factory-built housing	$9,637,655	$13,889,545
Financial Services	8,102,910	6,851,171
Other	95,257	176,435

	$17,835,822	$20,917,151

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting. Under the supervision and with the participation of our management, including our chief executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using framework similar to criteria referenced in the initial steps of the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2012, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

As of March 1, 2013, the directors and executive officers of the Company, their ages, positions, the dates of initial election or appointment as directors or executive officers, and the expiration of their terms are as set forth in the following table.

Name of Director / Executive Officer	Age	Position(s)	Period Served
Charles G. Masters	73	President and Chief Executive Officer of Deer Valley Corporation	January 18, 2006 to Present
		Class II Director of Deer Valley Corporation	January 18, 2006 to Present (term expires at next meeting of shareholders)
		President and Member of Board of Directors of DVFC	August 18, 2009 to Present
Joel Stephen Logan, II	44	President of DVH	September 22, 2006 to Present
		Chief Operating Officer and Vice President of Deer Valley Corporation	March 1, 2013 to Present
		Class II Director of Deer Valley Corporation	September 22, 2006 to Present (term expires at next meeting of shareholders)
		Member of the Board of Directors of DVH	September 22, 2006 to Present (term expires at next meeting of shareholders)
		Vice President and Member of Board of Directors of DVFC	August 18, 2009 to Present
Charles L. Murphree, Jr.	51	Vice President and Regional Sales Director of DVH	September 22, 2006 to Present
		Class I Director of Deer Valley Corporation	September 22, 2006 to Present (term expires at next meeting of shareholders)
		Member of the Board of Directors of DVH	September 22, 2006 to Present (term expires at next meeting of shareholders)
		Member of Board of Directors of DVFC	August 18, 2009 to Present
John Steven Lawler	44	Chief Financial Officer, Secretary and Treasurer of DVH	September 22, 2006 to Present
		Class III Director of Deer Valley Corporation	September 22, 2006 to Present (term expires at next meeting of shareholders)
		Member of the Board of Directors of DVH	September 22, 2006 to Present (term expires at next meeting of shareholders)
		Chief Financial Officer and Executive Vice President of Deer Valley Corporation	January 27, 2009 to Present
		Secretary, Treasurer and Member of Board of Directors of DVFC	August 18, 2009 to Present
John N. Giordano	55	Class III Director of Deer Valley Corporation	July 27, 2006 to Present (term expires at next meeting of shareholders)
Shadron Stastney	44	Class I Director of Deer Valley Corporation	November 5, 2010 to Present (term expires at next meeting of shareholders)

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

Joel Stephen Logan, II, Chief Operating Officer and Director of Deer Valley Corporation and President and Director of DVH. Mr. Logan is well-known throughout the factory-built home industry, having founded and operated two successful companies in the industry. Since leading the group which founded DVH in 2004, Mr. Logan has served as Chairman of the Board, and President of Deer Valley Homebuilders, Inc. In 1996, Mr. Logan led the group which founded a HUD Code housing company, Pinnacle Homes of Alabama. Mr. Logan served as President and General Manager of Pinnacle until the company was purchased in 1998. Following the buy-out, Pinnacle became a division of Patriot Homes of Indiana, and Mr. Logan continued as General Manager of the Pinnacle Division until 2003. Mr. Logan holds a degree in Business Administration from Mississippi State University.

Charles L. Murphree, Jr., Member of the Board of Directors of Deer Valley Corporation and of DVH, Vice President and General Manager of Deer Valley Homebuilders, Inc. As one of the founders of DVH, since April of 2004 Mr. Murphree has served as a Corporate Director, Sales Manager and Vice President of DVH. From 2003 until 2004, Mr. Murphree served as Plant Manager for Clayton Homes, Inc. From 2000 through 2003,

Mr. Murphree worked as General Manager of the Energy and LifeStyle Divisions of Southern Energy Homes, Inc. Mr. Murphree graduated from the University of Alabama Huntsville with a Bachelor of Science in Business Administration.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Name of Filer	Title	# of Late Reports	# of Transactions not timely reported	# of Failure to File
Charles L. Murphree, Jr	Officer/ Director	1	4	0

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

Summary of Executive Compensation

The following table sets forth information regarding the compensation earned by our Chief Executive Officer and each of our most highly compensated executive officers whose total compensation exceeded $100,000 for the fiscal year ended December 31, 2012 with respect to services rendered by such persons.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation		Non-qualified deferred compensation earnings	All Other Compensation		Total
Charles G. Masters (1)	2012	$150,000	—	—	$—	—		—	$10,000	(12)	$160,000
	2011	$150,000	—	—	$—	—		—	$10,000	(12)	$160,000

Joel Stephen Logan, II(2)	2012	$84,250	$—	—	$—	$36,954	(5)	—	$10,000	(12)	$131,454
	2011	$66,500	$308	—	$—	$167,125	(6)	—	$10,000	(12)	$244,433

Charles L. Murphree, Jr.(3)	2012	$78,000	$—	—	$—	$92,113	(7)	—	$19,637	(11)	$186,183
	2011	$66,500	$308	—	$—	$84,119	(8)	—	$17,156	(11)	$168,583

John Steven Lawler (4)	2012	$78,000	$—	—	$—	$71,612	(9)	—	$10,000	(12)	$159,612
	2011	$66,500	$308	—	$—	$80,304	(10)	—	$10,000	(12)	$157,612

(1)	On January 18, 2006, Mr. Masters was elected to serve as a Director, Chief Executive Officer, and President of the Company. Mr. Masters’ salary was $150,000 per year in 2012 and 2011.
(2)	Mr. Logan is a Director and Chief Operating Officer of the Company and President of Deer Valley Homebuilders, Inc., a material operating subsidiary of the Company acquired on January 18, 2006. Mr. Logan’s bonus of $308 for 2011, is a Christmas bonus paid to each employee of Deer Valley Homebuilders, Inc.
(3)	Mr. Murphree is Director of the Company and Executive Vice President and General Manager of Deer Valley Homebuilders, Inc, a material operating subsidiary of the Company acquired on January 18, 2006. Mr. Murphree’s bonus of $308 for 2011, is a Christmas bonus paid to each employee of Deer Valley Homebuilders, Inc.
(4)	Mr. Lawler is Director, Chief Financial Officer and Executive Vice President of the Company and Chief Financial Officer of Deer Valley Homebuilders, Inc, a material operating subsidiary of the Company acquired on January 18, 2006. Mr. Lawler’s bonus of $308 for 2011, is a Christmas bonus paid to each employee of Deer Valley Homebuilders, Inc.
(5)	Non-equity incentive plan compensation consisted of “hitch” bonuses and profit-sharing arrangements described in “Employment Agreements with Named Executive Officers” below. In 2012, Mr. Logan was paid $27,240 as a “hitch bonus,” which includes $3,180 accrued but unpaid in 2011, and $78,105 in profit-sharing, which includes $65,211 accrued but unpaid in 2011.
(6)	Non-equity incentive plan compensation consisted of “hitch” bonuses and profit-sharing arrangements described in “Employment Agreements with Named Executive Officers” below. Amount reflects accruals in fiscal year 2011, including a “hitch” bonus of $3,180 and profit-sharing of $65,211 accrued but unpaid in 2011. In 2011, Mr. Logan was paid $50,160 as a “hitch bonus,” which includes $1,320 accrued but unpaid in 2010, and $83,859 in profit-sharing, which includes $33,965 accrued but unpaid in 2010.
(7)	Non-equity incentive plan compensation consisted of “hitch” bonuses and profit-sharing arrangements described in “Employment Agreements with Named Executive Officers” below. Amount reflects accruals in fiscal year 2012, including a “hitch” bonus of $2,520 and profit-sharing of $31,736 accrued but unpaid in 2012. In 2012, Mr. Murphree was paid $36,879 as a “hitch bonus,” which includes $3,700 accrued but unpaid in 2011, and $56,001 in profit-sharing, which includes $31,323 accrued but unpaid in 2011.
(8)	Non-equity incentive plan compensation consisted of “hitch” bonuses and profit-sharing arrangements described in “Employment Agreements with Named Executive Officers” below. Amount reflects accruals in fiscal year 2011, including a “hitch” bonus of $3,700 and profit-sharing of $31,323 accrued but unpaid in 2011. In 2011, Mr. Murphree was paid $26,698 as a “hitch bonus,” which includes $1,567 accrued but unpaid in 2010, and $40,279 in profit-sharing, which includes $16,314 accrued but unpaid in 2010.

(9)	Non-equity incentive plan compensation consisted of “hitch” bonuses and profit-sharing arrangements described in “Employment Agreements with Named Executive Officers” below. Amount reflects accruals in fiscal year 2012, including a “hitch” bonus of $2,100 and profit-sharing of $21,304 accrued but unpaid in 2012. In 2012, Mr. Lawler was paid $32,290 as a “hitch bonus,” which includes $1,855 accrued but unpaid in 2011, and $46,077 in profit-sharing, which includes $28,304 accrued but unpaid in 2011.
(10)	Non-equity incentive plan compensation consisted of “hitch” bonuses and profit-sharing arrangements described in “Employment Agreements with Named Executive Officers” below. Amount reflects accruals in fiscal year 2011, including a “hitch” bonus of $1,855 and profit-sharing of $28,304 accrued but unpaid in 2011. In 2011, Mr. Lawler was paid $29,260 as a “hitch bonus,” which includes $770 accrued but unpaid in 2010, and $36,397 in profit-sharing, which includes $14,742 accrued but unpaid in 2010.
(11)	Amount relates to health insurance premiums and director fees in the respective fiscal year.
(12)	Amount relates to director fees in the respective fiscal year.

Employment Agreements with Named Executive Officers

Effective July 1, 2012, DVH entered into the First Amended and Restated Employment Agreement with Joel Stephen Logan, II. Under the terms of Mr. Logan’s Employment Agreement, Mr. Logan is (a) entitled to receive a fixed annual salary of $91,000, (b) an annual discretionary compensation bonus as determined by the Board of Directors in its sole discretion, and (c) entitled to receive health benefits and coverage, as provided by DVH. The term of Mr. Logan’s Employment Agreement expires on January 18, 2016. Mr. Logan is subject to a non-compete that expires on the earlier of twenty-four months after termination of employment or the end of the term.

Effective July 1, 2012, DVH entered into the First Amended and Restated Employment Agreement with Charles L. Murphree, Jr. Under the terms of Mr. Murphree’s Employment Agreement, Mr. Murphree is (a) entitled to receive a fixed annual salary of $78,000, (b) entitled to receive a monthly “hitch bonus” of $60.00 per “floor” produced by DVH, (c) is eligible to participate and receive 5.0% of the net income before taxes of DVH, and (d) entitled to receive health benefits and coverage, as provided by DVH. The term of Mr. Murphree’s Employment Agreement expires on January 18, 2016. Mr. Murphree is subject to a non-compete that expires on the earlier of twenty-four months after termination of employment or the end of the term.

Effective July 1, 2012, DVH entered into the First Amended and Restated Employment Agreement with John Steven Lawler. Under the terms of Mr. Lawler’s Employment Agreement, Mr. Lawler is (a) entitled to receive a fixed annual salary of $78,000, (b) entitled to receive a monthly “hitch bonus” of $50.00 per “floor” produced by DVH, (c) is eligible to participate and receive 3.0% of the net income before taxes of DVH, and (d) entitled to receive health benefits and coverage, as provided by DVH. The term of Mr. Lawler’s Employment Agreement expires on January 18, 2016. Mr. Lawler is subject to a non-compete that expires on the earlier of twenty-four months after termination of employment or the end of the term.

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

Outstanding Equity Awards

The following table sets forth information concerning unexercised options, stock that has not vested and equity incentive plan awards for our Chief Executive Officer and each of our most highly compensated executive officers whose total compensation exceeded $100,000 for the fiscal year ended December 31, 2012 with respect to services rendered by such persons.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Option Awards					Stock Awards
Name of Executive Officer	Number of Exercisable Securities Underlying Unexercised Options	Number of Unexercisable Securities Underlying Unexercised Options	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares of Stock That Have Not Vested	Market Value of Shares of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares That Have Not Vested
-	-	-	-	-	-	-	-	-	-

Compensation of Directors

The following table sets forth information concerning compensation of the directors who are not included in the Summary Compensation Table or the Outstanding Equity Awards at Fiscal Year-End table above for the fiscal year ended December 31, 2012 with respect to services rendered by such persons.

DIRECTOR COMPENSATION

Name	Year	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
John N. Giordano	2012	$10,000	—	—	—	—	—	$10,000
	2011	$10,000	—	—	—	—	—	$10,000

Shadron Stasney	2012	$10,000	—	—	—	—	—	$10,000
	2011	$6,493	—	—	—	—	—	$6,493

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

Security Ownership of Certain Beneficial Owners and Management

The table below sets forth information with respect to the beneficial ownership of our capital stock as of March 1, 2013 for (i) any person whom we know to be the beneficial owner of more than 5% of our outstanding common stock (ii) each of our directors or those nominated to be directors, and executive officers and (iii) all of our directors and executive officers as a group.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Title of Class	Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percent of Class(2)
Common Stock; Common Stock issuable upon conversion of derivative securities	Charles G. Masters, Member of the Board of Directors of Deer Valley Corporation, Chief Executive Officer and President of the Deer Valley Corporation (3)	66,407 Direct/ Indirect (3)	*

Common Stock	Joel Stephen Logan, II, Member of the Board of Directors of Deer Valley Corporation and of DVH, President of DVH	216,328 Direct Ownership	1.4%

Common Stock	Charles L. Murphree, Jr., Member of the Board of Directors of Deer Valley Corporation and of DVH, Executive Vice President and General Manager of DVH	144,353 Direct Ownership	*

Common Stock

John Steven Lawler,

Member of the Board of Directors of Deer Valley Corporation and of DVH, Chief Financial Officer and Executive Vice President of Deer Valley Corporation and Chief Financial Officer of DVH

		72,178 Direct Ownership	*

Common Stock	John N. Giordano Member of the Board of Directors of Deer Valley Corporation (4)	0(4)	0%

Common Stock	Shadron Stastney Member of the Board of Directors of Deer Valley Corporation(5)	0(5)	0%

Common Stock	Vicis Capital Master Fund(6)	12,310,359 Direct Ownership(5) (6)	79.1%

Common Stock and derivative securities convertible into Common Stock	All executive officers and directors as a group (6 persons)	482,599	3.1%

*	Less than 1%.
(1)	Unless otherwise indicated, the mailing address of the shareholder is 205 Carriage St., Guin, Alabama 35563.
(2)

Applicable percentage of ownership is based on 15,546,116, shares of common stock (excluding 2,240,068 shares of treasury common stock) being issued and outstanding. Calculations do not include outstanding warrants or options, or other rights issued by the Company, unless the reporting person is the beneficial owner of the warrant, option, or other right. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting of investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such persons, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise noted, we believe that all shares are beneficially owned and that all persons named in the table have sole voting and investment power with respect to all shares of common stock owned by them.
(3)	Consists of (a) 14,498 common shares directly owned by Charles G. Masters, (b) 35,242 common shares owned by Charles Masters’ spouse, (c) 16,667 common shares issuable upon exercise of the Company’s Series B Common Stock Purchase Warrant owned by Charles Masters’ spouse. Charles G. Masters disclaims beneficial ownership of securities owned by his spouse, except to the extent of his pecuniary interest therein, and the inclusion of these shares in this filing shall not be deemed an admission of beneficial ownership of all of the reported shares for purposes of Section 16 or for any other purpose. The mailing address for Mr. Masters is 3030 N. Rocky Point Drive W, Suite 150, Tampa, FL 33607.
(4)	The address for Mr. Giordano is 1801 N. Highland Ave., Tampa, Florida 33602.
(5)	Vicis Capital LLC serves as the investment advisor to Vicis Capital Master Fund, For purposes of Rule 13d-3 under the Securities Exchange Act of 1934, as amended, Vicis Capital LLC may be deemed to beneficially own, but has disclaimed ownership of, all shares owned by Vicis Capital Master Fund. The voting and dispositive power granted to Vicis Capital LLC by Vicis Capital Master Fund may be revoked at any time. Shadron Stastney, a member of Vicis Capital LLC and its chief operating officer, together with John Succo and Sky Lucas, have voting and dispositive control over these securities. No single natural person can exercise voting or investment power with respect to the securities owned by Vicis Capital Master Fund, and investment decisions with respect to these securities are made by a majority of these persons. The address for Vicis Capital Master Fund and Mr. Stastney is 445 Park Avenue, Suite 1901, New York, New York 10022.
(6)	On March 30, 2012 the Company entered into (i) a common stock redemption agreement wherein the Company purchased 1,096,291 shares of common stock; (ii) a securities redemption and purchase agreement wherein (a) the Company purchased 22,463 shares of Series C Preferred and 1,000,000 shares of Series E Preferred, representing 100% of the issued and outstanding shares of each class and convertible to 3,246,300 shares of common stock and (b) the Company purchased an option to purchase from Vicis Capital Master Fund’s remaining 12,310,359 shares of common stock (the “Option”). The aggregate purchase price of the stock redemption agreement was $3,200,000 and was allocated to the financial instruments acquired on the basis of relative fair value. The above referenced option is a freestanding forward contract with a call option (right to buy) element that provides for the Company’s right and option, but not its responsibility, to purchase 12,310,359 shares, and no fewer shares, of its common stock until the Option expiration on June 1, 2013. The option provides for graduated exercise prices over the term to expiration: $5,300,000 through June 1, 2012; thereafter, $6,300,000through August 1, 2012; thereafter, $6,800,000 through December 1, 2012; and thereafter $7,300,000 through the expiration date on June 1, 2013.

Change in Control and Acquisition

March 30, 2012 the Company entered into an option to purchase from Vicis Capital Master Fund’s remaining 12,310,359 shares of common stock (the “Option”). The option provides for graduated exercise prices over the term to expiration: $5,300,000 through June 1, 2012; thereafter, $6,300,000through August 1, 2012; thereafter, $6,800,000 through December 1, 2012; and thereafter $7,300,000 through the expiration date on June 1, 2013.

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

On March 30, 2012 the Company entered into (i) a common stock redemption agreement wherein the Company purchased 1,096,291 shares of common stock; (ii) a securities redemption and purchase agreement wherein (a) the Company purchased 22,463 shares of Series C Preferred and 1,000,000 shares of Series E Preferred, representing 100% of the issued and outstanding shares of each class and convertible to 3,246,300 shares of common stock and (b) the Company purchased an option to purchase from Vicis Capital Master Fund’s remaining 12,310,359 shares of common stock (the “Option”). The aggregate purchase price of the stock redemption agreement was $3,200,000 and was allocated to the financial instruments acquired on the basis of relative fair value.

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

John N. Giordano, a director of the Company, is also a shareholder of Bush Ross, P.A., the Company’s outside general legal counsel. The Company paid less than $75,000 for legal services during the fiscal year ending December 31, 2012.

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

Audit Fees Disclosure

The aggregate following table presents fees for professional services rendered by Meeks International, LLC (Meeks) and Thomas Howell Ferguson P.A. (THF) for the audit of our annual financial statements for 2012 and 2011 and fees billed for audit-related services, tax services and all other services rendered by THF and Meeks for 2012 and 2011.

	THF	Meeks	Meeks
	2012	2012	2011
Audit fees (a)	$39,061	$144,284	$146,525
Tax fees	$4,890	$21,706	$22,538
All other fees	$—	$6,515	$—

(a)	Fees for the audit of our annual financial statements and quarterly reviews. Includes amounts for expenses incurred during the audit.

ITEM 15.	EXHIBITS

Exhibit No.	Description

3.01	Articles of Incorporation of Deer Valley Corporation (1)

3.02	Bylaws of Deer Valley Corporation (1)

4.01	Certificate of Designation, Rights, and Preferences of Series A Convertible Preferred Stock (1)

4.02	Certificate of Designation, Rights, and Preferences of Series C Convertible Preferred Stock (1)

4.03	Certificate of Designation, Rights, and Preferences of Series E Convertible Preferred Stock (2)

10.01	Form of Series B Common Stock Purchase Warrant (3)

10.02	Form of Loan Agreement (4)

10.03	Form of Commercial Promissory Note (4)

10.04	Form of Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing (4)

10.05	Form of Guaranty of Loan, Cytation Corp. (4)

10.06	Form of Guaranty of Loan, DeerValley Acquisitions Corp. (4)

10.07	Form of Guaranty of Deer Valley Corporation (5)

10.08	Form of Guaranty of Deer Valley Corporation (5)

10.09	Deer Valley Corporation 2007 Long Term Incentive Plan effective July 1, 2007 (6)

10.10	Form of Stock Option Agreement (6)

10.11	Employment Agreement with Charles G. Masters (6)

10.12	Revolving Credit Loan and Security Agreement - $7,500,000 Revolving Credit Loan (7)

10.13	Revolving Credit Note - $7,500,000 (7)

10.14	Revolving Credit Loan and Security Agreement - $5,000,000 Revolving Credit Loan (7)

10.15	Revolving Credit Note - $5,000,000 (7)

10.16	Amendment to Loan Agreement - Real Estate Loan (8)

10.17	Amendment to Loan Agreement - $7,500,000 Revolving Credit Loan (8)

10.18	Amendment to Loan Agreement - $5,000,000 Revolving Credit Loan (8)

10.19	Amendment to Loan Agreement - Real Estate Loan (9)

10.20	Renewal Commercial Promissory Note - $1,256,000(9)

10.21	Guaranty of Loan Agreement - Deer Valley Corporation (9)

10.22	Guaranty of Loan Agreement - Deer Valley Finance Corporation (9)

10.23	Second Amendment to Revolving Credit Loan and Security Agreement - $5,000,000 (10)

10.24	Revolving Credit Note - $5,000,000 (10)

10.25	Second Amendment to Revolving Credit Loan and Security Agreement - $3,000,000 (10)

10.26	Revolving Credit Note - $3,000,000 (10)

10.27	Third Amendment to Revolving Credit Agreement - $5,000,000 (11)

10.28	Third Amendment to Revolving Credit Agreement - $3,000,000(11)

10.29	Fourth Amendment to Loan Agreement - Real Estate Loan (11)

10.30	First Amended and Restated Agreement - Joel Stephen Logan, II (12)

10.31	First Amended and Restated Agreement - Charles L. Murphree, Jr. (12)

10.32	First Amended and Restated Agreement - John Steven Lawler (12)

21.01	List of Subsidiaries of the Company. (13)

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 25, 2011. (13)

31.02	Certification of Acting Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 25, 2011. (13)

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 25, 2011. (13)

32.02	Certification of Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 25, 2011. (13)

101.INS	XBRL Instance Document (14)

101.SCH	XBRL Taxonomy Extension Scheme Document (14)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (14)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (14)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (14)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (14)

(1)	Previously filed as an exhibit to the Form 8-K, filed with the SEC on July 28, 2006 and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Form 10-QSB, filed with the SEC on November 20, 2006 and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Form 8-K filed with the SEC on January 25, 2006 and incorporated herein by reference.
(4)	Previously filed as an exhibit to the Form 8-K filed with the SEC on June 1, 2006 and incorporated herein by reference.
(5)	Previously filed as an exhibit to the Form 10-KSB, filed with the SEC on April 11, 2007 and incorporated herein by reference.
(6)	Previously filed as an exhibit to the Form 10-QSB, filed with the SEC on November 6, 2007 and incorporated herein by reference.
(7)	Previously filed as an exhibit to the Form 8-K filed with the SEC on October 19, 2009 and incorporated herein by reference.
(8)	Previously filed as an exhibit to the Form 8-K, filed with the SEC on April 8, 2010 and incorporated herein by reference.
(9)	Previously filed as an exhibit to the Form 8-K, filed with the SEC on July 12, 2011 and incorporated herein by reference.
(10)	Previously filed as an exhibit to the Form 8-K, filed with the SEC on October 25, 2011 and incorporated herein by reference.
(11)	Previously filed as an exhibit to the Form 8-K, filed with the SEC on April 25, 2012 and incorporated herein by reference.
(12)	Previously filed as an exhibit to the Form 8-K, filed with the SEC on June 28, 2012 and incorporated herein by reference.
(13)	Filed herewith.
(14)	Pursuant to Rule 406T of Regulation S-T, these Interactive Data Files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to the liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEER VALLEY CORPORATION

By:	/s/ Charles G Masters
Charles G. Masters
President and Chief Executive Officer

Date:	March 22, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company and in the capacities indicated on March 22, 2013.

Signature	Title

/s/ Charles G Masters	President, Chief Executive Officer
Charles G. Masters	(Principal Executive Officer) and Director

/s/ John S Lawler
John S. Lawler	Chief Financial Officer
(Principal Financial Officer and Accounting Officer) and Director

/s/ Joel S Logan, II
Joel S. Logan, II	Chief Operating Officer and Director

/s/ Charles L Murphree
Charles L. Murphree	Director

/s/ John N Giordano
John N. Giordano	Director

/s/ Shadron Stastney
Shadron Stastney	Director