Form 10-Q
period 2013-03-30
DEER VALLEY CORP
filed 2013-05-10
CIK 95047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2013

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

The Registrant had 15,521,113 shares of Common Stock, par value $0.001 per share, outstanding as of May 3, 2013.

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

Deer Valley Corporation & Subsidiaries

Condensed Consolidated Financial Statements

Deer Valley Corporation & Subsidiaries

Condensed Consolidated Balance Sheets

	March 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Current Assets:
Cash	$2,117,798	$2,434,227
Accounts receivable, net	1,023,008	1,058,858
Inventory	1,769,362	1,547,723
Deferred tax asset	582,068	629,090
Inventory finance notes receivable	3,583,793	3,537,638
Prepaid expenses and other current assets	321,458	122,280

Total Current Assets	9,397,487	9,329,816

Fixed Assets:
Property, plant and equipment, net	2,088,249	2,128,005

Other Assets:
Inventory finance notes receivable, net	3,857,502	4,407,293
Deferred tax asset	1,843,406	1,891,861
Other assets	19,804	20,578

Total Other Assets:	5,720,712	6,319,732

Total Assets	$17,206,448	$17,777,553

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Current maturities on long term debt	$125,600	$125,600
Revolving credit loans	4,250,000	4,750,000
Accounts payable	493,144	197,915
Accrued expenses	1,418,214	1,398,306
Accrued warranties	1,085,000	1,170,000
Income tax payable	—	57,732

Total Current Liabilities	7,371,958	7,699,553

Long Term Liabilities:
Long-term debt, net of current maturities	910,600	942,000

Total Long Term Liabilities	910,600	942,000

Total Liabilities	8,282,558	8,641,553

Commitments and Contingencies (Note 11)

Stockholders’ Equity:

Common stock, $0.001 par value, 100,000,000 shares authorized, 17,786,184 and 17,786,184 shares issued and 15,526,113 and 15,657,661 outstanding, respectively.	17,788	17,788

Additional paid-in capital	33,254,293	33,254,293

Treasury Stock, at cost; 2,260,071 and 2,128,523 shares, respectively	(1,217,872)	(1,134,998)

Accumulated deficit	(23,130,319)	(23,001,083)

Total Stockholders’ Equity	8,923,890	9,136,000

Total Liabilities and Stockholders’ Equity	$17,206,448	$17,777,553

See notes to condensed consolidated financial statements (unaudited)

Deer Valley Corporation & Subsidiaries

Condensed Consolidated Statements of Operations

(unaudited)

	For The Three Month Period Ended
	March 30, 2013	March 31, 2012

REVENUE	$5,454,551	$5,318,964

COST OF REVENUE	4,561,799	4,485,331

GROSS PROFIT	892,752	833,633

OPERATING EXPENSES:
Depreciation	3,027	3,265
Selling, general and administrative	1,077,050	1,137,162

TOTAL OPERATING EXPENSES	1,080,077	1,140,427

OPERATING (LOSS)	(187,325)	(306,794)

OTHER INCOME (EXPENSES)
Derivative income	—	10,235
Interest income	171	2,708
Other income (expense)	—	1,640
Interest expense	(11,120)	(13,528)

TOTAL OTHER INCOME/(EXPENSES)	(10,949)	1,055

(LOSS) BEFORE INCOME TAXES	(198,274)	(305,739)

INCOME TAX BENEFIT	69,036	115,032

NET (LOSS)	$(129,238)	$(190,707)

Reconciliation of net (loss) to (loss)/income attributable to common stockholders:

Net (Loss)	$(129,238)	$(190,707)
Deemed distribution from redemption of preferred stock	—	118,182

(Loss) attributable to common shareholders as numerator for basic (loss) per common share	$(129,238)	$(72,525)

Net (Loss) Per Share (Basic)	$(0.01)	$(0.00)
Net (Loss) Per Share (Fully Diluted)	$(0.01)	$(0.00)

Weighted Average Common Shares Outstanding	15,570,128	16,979,742
Weighted Average Common and Common Equivalent Shares Outstanding	15,570,128	16,979,742

See notes to condensed consolidated financial statements (unaudited)

Deer Valley Corporation & Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For The Three Month Period Ended
	March 30, 2013	March 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(129,238)	$(190,707)
Adjustments to reconcile net (loss) to net cash provided for/used in operating activities:
Depreciation	51,053	53,398
Derivative (income)/expense	—	(10,235)
Gain on sale of equipment	—	(1,640)
Provision for credit losses	(16,180)	40,820
Changes in assets and liabilities:
(Increase)/decrease in receivables	35,850	1,277,721
(Increase)/decrease in inventories	(221,639)	(364,898)
(Increase)/decrease in deferred tax asset	95,477	91,234
(Increase)/decrease in inventory finance receivable	519,817	583,547
(Increase)/decrease in prepayments and other	(198,402)	(40,574)
Increase/(decrease) in accounts payable	295,229	(76,047)
Increase/(decrease) in income tax payable	(57,732)	(511,654)
Increase/(decrease) in estimated services and warranties	(85,000)	(105,000)
Increase/(decrease) in accrued expenses	19,907	(177,867)

CASH FLOW PROVIDED BY OPERATING ACTIVITIES	$309,142	$568,098

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(11,297)	(2,779)
Proceeds from sale of property, plant and equipment	—	2,000
Sales of short-term investments	—	2,865,000

CASH FLOW (USED) IN/PROVIDED BY INVESTING ACTIVITIES	$(11,297)	$2,864,221

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(31,400)	(31,400)
Proceeds from revolving credit loans	2,200,000	2,675,000
Repayments of revolving credit loans	(2,700,000)	(3,225,000)
Purchases of common stock option	—	(879,419)
Purchases of treasury stock	(82,874)	(584,053)
Purchases of preferred stock	—	(1,756,818)

CASH FLOW (USED) IN/PROVIDED BY FINANCING ACTIVITIES	$(614,274)	$(3,801,690)

NET (DECREASE) IN CASH	$(316,429)	$(369,371)
CASH, Beginning	$2,434,227	$3,270,048

CASH, Ending	$2,117,798	$2,900,677

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$50,492	$45,930

Taxes	$90,000	$330,123

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of Series A preferred stock for common stock-net	$—	$215

See notes to condensed consolidated financial statements (unaudited)

Deer Valley Corporation & Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 30, 2013

(unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements for the three month period ended March 30, 2013 and March 31, 2012 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The unaudited financial information included in this report includes all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim period. The operations for the three month period ended March 30, 2013 are not necessarily indicative of the results of the full fiscal year.

The condensed consolidated financial statements included in this report should be read in conjunction with the consolidated financial statements and notes thereto included in the Registrant’s December 31, 2012 Annual Report on Form 10-K and subsequent filings on Form 8-K.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The condensed consolidated financial statements include the accounts of Deer Valley Corporation and its wholly owned subsidiaries (the Company). Intercompany accounts and transactions have been eliminated in consolidation.

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

Fiscal Year - The Company operates on a 52-53 week fiscal year end. Each fiscal quarter consists of 13 weeks, with an occasional fourth quarter extending to 14 weeks, if necessary.

Cash Equivalents - The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

The Company maintains its cash balances in two different financial institutions. At March 30, 2013 these balances totaled $2,117,798. The balances are insured by the Federal Deposit Insurance Corporation up to $250,000. At March 30, 2013, $1,747,458 of our cash balances exceeded the current FDIC insurance limits.

Inventory Finance Notes Receivable - The Company offers inventory-secured financing for its products to qualified retail dealers and developers. Finance contracts require periodic installments of principal and interest over periods of up to 24 months. The Company periodically evaluates the collectability of our notes receivable and considers the need to establish an allowance for doubtful accounts based upon our historical collection experience. We have established an allowance for doubtful accounts of $313,320 as of March 30, 2013 and $241,760 at March 31, 2012. See Note 4 Inventory Finance Notes Receivable and Allowance for Loan Losses for additional data disclosure.

Impairment of Long-Lived Assets - Property and intangible assets are material to our consolidated financial statements. Further, these assets are subject to the potential negative effects arising from factors beyond the Company’s control including changing economic conditions. The Company evaluates its tangible and definite-lived intangible assets for impairment annually during our fourth quarter or more frequently in the presence of circumstances or trends that may be indicators of impairment. The evaluation is a two-step process. The first step is to compare our undiscounted cash flows, as projected over the remaining useful lives of the assets, to their respective carrying values. In the event that the carrying values are not recovered by future undiscounted cash flows, as a second step, the Company compares the carrying values to the related fair values and, if the fair value is lower, record an impairment adjustment. For purposes of fair value, the Company generally uses replacement costs for tangible fixed assets and discounted cash flows, using risk-adjusted discount rates, for intangible assets. These estimates are made by competent employees, using the best available information, under the direct supervision of our management. For tangible property, plant and equipment, there have been no changes in assumptions or methodologies in the three month period ended March 30, 2013 as compared to March 31, 2012. The Company did not have definite-lived intangible assets at March 30, 2013 and March 31, 2012.

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

The Company provides limited inventory-secured financing for its independent dealers. Products shipped to dealers under the Company’s inventory-secured financing program are recorded by the Company as sales and the dealers’ obligations to the Company are reflected as inventory finance note receivables. Interest on inventory finance note receivables is recognized in the period that it is earned.

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

Derivative Financial Instruments - We generally do not use derivative financial instruments to hedge exposures to cash-flow risks or market-risks that may affect the fair values of our financial instruments. However, we have entered into certain financial instruments, such as the issuance of certain freestanding warrants, which do not meet the conditions for equity classification due to their “down-round” protection features. As required by ASC 815 Derivatives and Hedging, these instruments are required to be carried as derivative liabilities, at fair value with changes in fair value, in our financial statements with changes in fair value reflected in our income (loss). See Note 9 Derivative Liabilities of the condensed consolidated financial statements for additional disclosure data.

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

The Company’s dilutive common stock equivalent shares as of March 30, 2013 and March 31, 2012 include any incremental shares associated with the Company’s outstanding warrants.

See the detailed list of Common Stock Equivalents below.

			Common Stock Equivalents as of
Securities	Exercise Price	Expiration Date	March 30, 2013	March 31, 2012

Warrants:

Class B Warrants	$2.25	August 11, 2013	1,112,487	1,112,487

Total			1,112,487	1,112,487

Total common stock equivalents			1,112,487	1,112,487

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

NOTE 3 - INVENTORY

Inventory consisted of the following components:

	March 30, 2013	December 31, 2012

Raw Materials	$992,869	$884,884
Work-in-Process	307,444	229,259
Finished Goods	469,049	433,580

Total Inventory	$1,769,362	$1,547,723

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

Inventory finance notes receivable, net, consisted of the following:

	March 30, 2013	December 31, 2012

Inventory finance notes receivable - current	$3,583,793	$3,537,638
Inventory finance notes receivable - long-term	4,170,822	4,736,793
Allowance for loan loss	(313,320)	(329,500)

Total Inventory finance notes receivable	$7,441,295	$7,944,931

With respect to our inventory finance notes receivable, the risk of loss is spread over numerous borrowers. In addition to historical experience, borrower inventory levels and activity are monitored in conjunction with a third-party provider to estimate the potential for loss. The Company anticipates it will be able to resell any repossessed homes, thereby mitigating loss experience. If a default occurs and collateral is lost, the Company is exposed to loss of the full value of the note receivable. The Company recorded a provision/(benefit) for credit losses of $(16,180) and $40,820 for three month period ending March 30, 2013 and March 31, 2012, respectively. The following table represents changes in the estimated allowance for loan losses:

	March 30, 2013	March 31, 2012

Balance at beginning of period	$329,500	$200,940
Provision/(Benefit) for credit losses	(16,180)	40,820

Balance at end of period	$313,320	$241,760

NOTE 5 - ACCRUED EXPENSES

Accrued expenses consisted of the following:

Category	March 30, 2013	December 31, 2012

Accrued dealer incentive program	$258,500	$268,754
Accrued third party billings	521,059	477,832
Accrued compensation	261,711	239,225
Accrued insurance	79,572	90,943
Accrued interest	16,253	17,394
Accrued repurchase commitment	85,655	106,280
Other	195,464	197,878

Total Accrued Expenses	$1,418,214	$1,398,306

NOTE 6 - PRODUCT WARRANTIES

The Company provides the retail home buyer a one-year limited warranty covering defects in material or workmanship in home structure, plumbing and electrical systems. The Company estimated warranty costs are accrued at the time of the sale to the dealer following industry standards and historical warranty cost incurred. Periodic adjustments to the estimated warranty accrual are made as events occur which indicate changes are necessary. As of March 30, 2013, the Company has recorded an accrued liability of $1,085,000 for estimated warranty costs relating to homes sold, based upon management’s assessment of historical experience factors and current industry trends. Management reviews its warranty requirements at the close of each reporting period and adjusts the reserves accordingly.

The following tabular presentation reflects activity in warranty reserves during the periods presented:

For The Three Month Period Ended
March 30, 2013
Balance at beginning of period	$1,170,000
Warranty charges	248,209
Warranty payments	(333,209)

Balance at end of period	$1,085,000

NOTE 7 - REVOLVING CREDIT LOANS

Effective October 14, 2011, the Company (a) renewed its Revolving Credit Loan and Security Agreement with its primary bank, used for display model financing for dealers of the products produced by DVH (the “Display Model LOC”), and (b) in connection with such renewal, the Company reduced the limits of the Display Model LOC from $7,500,000 to $5,000,000. The $5,000,000 Facility has a two year term and has a variable interest rate at 4.00% above LIBOR or 4.375% at March 30, 2013. As of March 30, 2013, the Company had an outstanding balance of $2,700,000 under the revolving credit loan.

Effective October 14, 2011, the Company (a) renewed its Revolving Credit Loan and Security Agreement with its primary bank, used for short term working capital financing, letters of credit and as a bridge loan on financing the sale of retail units by DVH (the “Working Capital LOC”), and (b) in connection with such renewal, the Company reduced the limits of the Working Capital LOC from $5,000,000 to $3,000,000. The $3,000,000 Facility has a two year term and has a variable interest rate at 2.50% above LIBOR or 2.75% at March 30, 2013. As of March 30, 2013, the Company had an outstanding balance of $1,550,000 under the revolving credit loan.

The amount available under the revolving credit loans is equal to the lesser of $8,000,000 or an amount based on defined percentages of accounts receivable and inventories reduced by any outstanding letters of credit. At March 30, 2013, $5,666,956 was available under the revolving credit loans after deducting letters of credit of $65,000.

In addition to the revolving line of credit described in the preceding paragraph, DVH, during its normal course of business, is required to issue irrevocable standby letters of credit in the favor of independent third party beneficiaries to cover obligations under insurance policies. As of March 30, 2013, no amounts had been drawn on the above irrevocable letters of credit by the beneficiaries.

NOTE 8 - LONG_TERM DEBT

On May 26, 2006, DVH entered into a Loan Agreement with its primary bank (the “Lender”) providing for a loan of Two Million Dollars ($2,000,000) (the “Loan”) evidenced by a promissory note and secured by a first mortgage on DVH’s properties in Guin, Alabama and Sulligent, Alabama, including the structures and fixtures located thereon, as well as DVH’s interest in any lease thereof. The Loan had a term from May 26, 2006 through June 1, 2011 and has a variable interest rate at 2.25% above LIBOR. There is no prepayment penalty. Future advances are available under the Loan Agreement, subject to approval by the Lender. Also on May 26, 2006, the Company and DVH guaranteed the Loan. Should Deer Valley default, thereby triggering acceleration of the Loan, the Company would become liable for payment of the Loan. On June 1, 2011 the Lender agreed to extend to maturity date on the loan until an amendment to the loan agreement could be finalized.

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

NOTE 9 - DERIVATIVE LIABILITIES

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

As of March 30, 2013 and December 31, 2012, derivative financial instruments recorded as liabilities consisted of Class B Warrants indexed to 1,112,487 shares of our common stock with an exercise price of $2.25. The fair value of the Class B warrants as of March 30, 2013 and December 31, 2012 was $0.

The following tables summarize the effects on our income (loss) associated with changes in the fair values of our derivative financial instruments:

	Three months ended March 30, 2013	Three months ended March 31, 2012
Class A Warrants (Class A-1 & Class A-2)	$—	$—
Class B Warrants	—	10,235
Class BD-2 Warrants	—	—
Class BD-3 Warrants	—	—
Class BD-4 Warrants	—	—
Class BD-5 Warrants	—	—

	$—	$10,235

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

	March 30, 2013	December 31, 2012
Significant assumptions (or ranges):
Trading market values (1)	$.64	$0.60
Term (years) (3)	.33	.61
Volatility (3)	34.6%	44.8%
Risk-free rate (2)	0.06%	0.06%

Fair value hierarchy:

(1)	Level 1 inputs are quoted prices in active markets for identical assets and liabilities, or derived there from. Our trading market values and the volatilities that are calculated thereupon are level 1 inputs.
(2)	Level 2 inputs are inputs other than quoted prices that are observable. We use the current published yields for zero-coupon US Treasury Securities, with terms nearest the remaining term of the warrants for our risk free rate.
(3)	Level 3 inputs are unobservable inputs. Inputs for which any parts are level 3 inputs are classified as level 3 in their entirety. The remaining term used equals the remaining contractual term as our best estimate of the expected term.

NOTE 10 - INCOME TAXES

Income Taxes:

The components of the provision for income taxes are as follows:

Three months ended March 30, 2013

Current income tax (benefit)	$(164,513)
Deferred income tax expense	95,477

Total income tax (benefit)	$(69,036)

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

	Three months ended March 30, 2013
	Amount	Impact on Rate
Income tax (benefit) at federal rate	$(67,413)	–34.00%

State tax benefit, net of Federal effect	(8,379)	–4.23%

Permanent Differences:
Meals and entertainment	6,422	3.24%
Officer’s life insurance	334	0.17%

Total permanent differences	6,756	3.41%

Total income tax (benefit)	$(69,036)	–34.82%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income taxes are as follows:

March 30, 2013

Current Deferred Tax Assets:
Warranty reserve	$414,751
Repurchase reserve	32,742
Loan loss reserve	119,770
Allowance for doubtful accounts	5,734
Inventory reserve	5,248
Accrued legal fees	3,823

Total Current Deferred Tax Asset	582,068

Non-Current Deferred Tax Assets:
Goodwill impairment	1,894,031

Total Non-Current Deferred Tax Assets	1,894,031

Non-Current Deferred Tax Liability:
Accelerated depreciation	(58,155)
Sale of assets	7,530

Total Non-Current Deferred Tax Liability	(50,625)

Total Deferred Tax Assets (Liabilities) - Net	$2,425,474

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Litigation - The Company in the normal course of business is subject to claims and litigation. Management of the Company is of the opinion that, based on information available, such legal matters will not ultimately have a material adverse effect on the financial position or results of operation of the Company.

Reserve for Repurchase Commitments - DVH is contingently liable under the terms of repurchase agreements with financial institutions providing inventory financing for retailers of DVH’s products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The risk of loss under these agreements is spread over numerous retailers. The price DVH is obligated to pay generally declines over the period of the agreement (typically 18 to 24 months) and the risk of loss is further reduced by the sale value of repurchased homes. The maximum amount for which the Company is contingently liable under repurchase agreements is approximately $2,142,000 at March 30, 2013. As of March 30, 2013 the Company reserved $85,655 for future repurchase losses, based on prior experience and an evaluation of dealers’ financial conditions. DVH to date has not experienced significant losses under these agreements, and management does not expect any future losses to have a material effect on the accompanying financial statements.

NOTE 12 - EQUITY TRANSACTIONS

Common Stock Dividends - There were no dividends paid during the three month period ended March 30, 2013.

Treasury Stock - Pursuant to a common stock repurchase program approved by our Board of Directors, a total of 131,548 shares were purchased during the three month period ended March 30, 2013 at a cost of $82,874 and recorded as treasury stock.

NOTE 13 - SEGMENT INFORMATION

Our business segments consist of factory-built housing and financial services. Our financial services business commenced during the fourth quarter of 2009 to provide dealer inventory-secured financing for houses built by the Company. Our chief decision making officer considers income (loss) from operations as the basis to measure segment profitability. The following table summarizes net sales, income (loss) from operations, and identifiable assets by segment for the three month period ended March 30, 2013 and March 31, 2012.

	March 30, 2013	March 31, 2012

Revenues from external customers
Factory-built housing	$5,292,817	$5,179,529
Financial Services	161,734	139,435

Total Revenues	$5,454,551	$5,318,964

Income (loss) from operations
Factory-built housing	$(8,583)	$(79,246)
Financial services	43,175	34,727
General corporate expenses	(221,917)	(262,275)

Total income (loss) from operations	$(187,325)	$(306,794)

Identifiable assets by segment
Factory-built housing	$9,422,254	$9,663,351
Financial Services	7,650,470	6,332,546
Other	133,724	48,055

	$17,206,448	$16,043,952

NOTE 14 - SUBSEQUENT EVENT

On April 12, 2013, the Company extended its existing credit arrangements with its primary bank, by entering into a new Revolving Credit Loan and Security Agreement with its primary bank, which provides for a revolving line of credit in an amount not to exceed Two Million Five Hundred Thousand and No/100 Dollars ($2,500,000.00) (the “Loan”). The Loan is evidenced by a revolving credit note and secured by accounts receivable, inventory, equipment and all other tangible and intangible personal property of Deer Valley. The Loan matures on June 30, 2015 and has a variable interest rate of 4.00% above LIBOR. An event of default such as non-payment of amounts when due or a breach of a covenant may accelerate the maturity date of the facility. The facility provides for conditions to meet prior to each advance, including financial ratios.

Deer Valley’s financial subsidiary, DVFC will use proceeds from the Loan to furnish up to total of $2.5 million dollars to CIS Financial Services, Inc. d/b/a CIS Home Loans, to provide on a revolving basis, 80% of the funding for “construction-to-permanent loans” prior to the issue of a certificate of occupancy and ultimate resale of the loan to either private or government controlled long term financing entities.

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

Our business segments consist of factory-built housing and financial services. Our financial services provide qualified independent retail dealers and developers with inventory-secured financing for homes the Company produces. The Company does not maintain separate operating segments for regions and does not separately report financial information by geographic sales area because they are similar products using similar production techniques and sold to the same class of customer. See Note 13 - Segment Information of the Notes to Condensed Consolidated Financial Statements for information on our net sales, income (loss) from operations, and identifiable assets by segment for the three month periods ended March 30, 2013 and March 31, 2012.

Industry and Company Outlook

The factory-built housing industry and the Company continue to operate at low production and shipment levels. According to data provided by the Manufactured Housing Institute (“MHI”), our industry shipped approximately 55,000 HUD code homes during the calendar year 2012, compared to approximately 52,000 homes shipped in 2011 and 50,000 homes shipped in both calendar years 2010 and 2009.

While we are encouraged by the positive trends in shipments of HUD code homes, several challenges such as persistently high unemployment levels, ongoing economic weakness and uncertainty, the restrictive mortgage lending environment and the potential for more foreclosures continue to threaten a recovery in our industry. Until there is a more robust U.S. economic recovery, we expect shipments of HUD code homes to remain at historically low levels, with uneven improvement across markets.

Before an emergence from current low shipment levels can occur, increased availability of consumer financing for the retail purchase of factory-built is necessary. Although, the overall demand for new homes has continued to show signs of improvement, the current lending environment that favors site-built housing and more affluent homebuyers has resulted in an adverse impact for buyers of factory-built homes. Restrictive underwriting guidelines, irregular appraisal processes, higher interest rates compared to site-built homes, regulatory burdens, reduction in the number of institutions lending to factory-built home buyers and limited secondary market availability for factory-built home loans are significant restraints to industry growth.

The Company’s executives continue to focus on challenges faced by our industry and the general economy. (i) Management has been addressing the continued slowness in the housing industry by adjusting capacity and rate of production with market demand. The Company will continue to monitor demand and adjust capacity based on our views of and direction of the industry. (ii) As part of the Company’s strategic plan, management seeks to identify niche market opportunities where our custom building capabilities provide us with a competitive advantage. The Company continues to focus on the production of custom built, energy efficient, “heavy built homes” and has intensified efforts in innovative exterior elevations to meet the needs of homeowners, dealers, developers and government agencies (iii) Management has addressed the limited availability of “dealer inventory financing” with the establishment of its wholly owned subsidiary, (DVFC). The subsidiary was created to provide inventory-secured loans to qualified retail dealers and developers. (iv) Management is addressing a need for consumer financing by teaming with an established mortgage orginator to increase the availability of affordable loans for qualified retail buyers of factory-built homes. (v) The Company continues to focus on operating activities to improve manufacturing efficiencies and increase gross margins.

Manufacturing Operations

We produce all of our factory-built homes at our plant in Guin, Alabama. Our plant is currently staffed for a single shift; 40 hour work week and producing on average 15 “floors” per week. During the quarter ended March 30, 2013, the Company’s average production rate was approximately 13 “floors” produced per week or 36% of our maximum capacity of a single shift, 40 hour work week. As of March 30, 2013, our backlog of orders stood at approximately $1,475,000 or approximately 14 days at our current production rate. We have one idle plant located in Sulligent, Alabama.

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

Finance contracts require periodic installments of principal and interest over periods of up to twenty-four months. These notes are secured by a first priority secured interest in the inventory collateral and other security depending on borrower circumstances. Dealers who sell products utilizing inventory-secured financing are required to make immediate payment for those products to the Company upon sale to the retail customer. This type of inventory-secured financing accounts for approximately, 41% of the Company’s sales for the three month period ending March 30, 2013 compared to 43% of the Company’s sales for the three month period ended March 31, 2012.

On April 12, 2013, the Company extended its existing credit arrangements with its primary bank by entering into a new Revolving Credit Loan and Security Agreement with its primary bank, which provides for a revolving line of credit in an amount not to exceed Two Million Five Hundred Thousand and No/100 Dollars ($2,500,000.00) (the “Loan”). The Loan is evidenced by a revolving credit note and secured by accounts receivable, inventory, equipment and all other tangible and intangible personal property of Deer Valley. The Loan matures on

June 30, 2015 and has a variable interest rate of 4.00% above LIBOR. An event of default such as non-payment of amounts when due or a breach of a covenant may accelerate the maturity date of the facility. The facility provides for conditions to meet prior to each advance, including financial ratios.

Deer Valley’s financial subsidiary, DVFC will use proceeds from the Loan to furnish up to total of $2.5 million dollars to CIS Financial Services, Inc. d/b/a CIS Home Loans (CIS), to provide on a revolving basis, 80% of the funding for “construction-to-permanent loans” prior to the issue of a certificate of occupancy and ultimate resale of the loan to either private or government controlled long term financing entities.

Single-closing, construction-to-permanent mortgage is a common form of financing for new site-built homes. Often, however, it is not readily available to buyers of factory-built homes. This specific source of retail financing is important for the factory-built housing industry. Through this new arrangement with CIS, Deer Valley is able to assist its dealers and homebuyers with increased availability of this type of retail financing to the buyers of factory-built homes.

Results of Operations

The following discussion examines the results of the Company’s operations for the three month period ended March 30, 2013. This discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and notes to the consolidated financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment by our management. It is also imperative that one read our December 31, 2012 Annual Report on Form 10-K and subsequent filings on Form 8-K.

HISTORICAL RESULTS – THREE MONTH PERIODS ENDED MARCH 30, 2013 AND MARCH 31, 2012.

Revenues. Overall gross revenue for the three month period ended March 30, 2013 was $5,454,551 compared to $5,318,964 for the three month period ended March 31, 2012, representing an increase of $135,587, or approximately 2.5%. The increase in revenue for the three month period ended March 30, 2013 compared to the three month period ended March 31, 2012, is attributable to an increase in the average wholesale price per unit in the first quarter 2013. Our average wholesale price per unit increased to approximately $79,000 from $73,500 for the three month period ended March 30, 2013, compared to the three month period ended March 31, 2012. The Company raised its selling prices to offset a continuing rise in raw material cost. Although we remain cautiously optimistic, several challenges such as persistently high unemployment levels, ongoing economic weakness and uncertainty, the restrictive mortgage lending environment and the threat of more foreclosures continue to hinder a recovery in the housing market.

Gross Profit. Gross profit for the three month period ended March 30, 2013 was $892,752 or 16.4% of total revenue compared to $833,633 or 15.7% of total revenue for the three month period ended March 31, 2012. The increase in gross profit is attributable to a decrease in labor and related costs of 1.7% and a decrease in service and warranty cost of .3%, which were partially offset by an increase in raw material cost of 1.3%. Gross profit continues to be adversely impacted by pricing competition from competing home providers aggressively pricing products in an effort to obtain a portion of the constricted overall housing market and an increase in cost of raw materials. The Company includes the following types of expenses in cost of sales: purchase and receiving costs, freight in, direct labor, supply costs, warehousing, direct and indirect overhead costs, inspection, transfer, actual and accrued warranty, depreciation, and amortization costs.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses for the three month period ended March 30, 2013 were $1,077,050 compared to $1,137,162 for the three month period ended March 31, 2012. The decrease in selling, general and administrative expenses, of $60,112 primarily relates to a decrease in sales and marketing expenses of $40,489. The Company includes the following types of expenses in selling, general and administrative expense: sales salaries, sales commissions, bad debt expense, advertising, administrative overhead, administrative salaries and bonuses and legal and professional fees.

Net Income (Loss). The net (loss) for the three month period ended March 30, 2013 was $(129,238) compared to net (loss) of $(190,707) for the three month period ended March 31, 2012, representing a decrease in net (loss) of $61,469. The decrease in net loss for the three month period ended March 30, 2013 compared to the three month period ended March 31, 2012, is attributable to an increase in gross profit and a decrease in selling, general and administrative expenses.

Liquidity and Capital Resources

Management believes that the Company currently has sufficient cash flow from operations, available bank borrowings, cash, and cash equivalents to meet its short-term working capital requirements. The Company had $2,117,798 in cash and cash equivalents as of March 30, 2013, compared to $2,434,227 in cash and cash equivalents and short-term investments as of December 31, 2012. The decrease in cash and cash equivalents is primarily attributable to an increase in inventories and to payment of certain expenses accrued during 2012, but were payable during the first quarter of 2013. Should our costs and expenses prove to greater than we currently anticipate or should we change our current business plan in a manner which will increase or accelerate our anticipated costs or capital demand, such as through the acquisition of new products, our working capital could be depleted at an accelerated rate.

As of March 30, 2013, the aggregate balance on the $5,000,000 Facility and the $3,000,000 Facility was $4,250,000. In addition, we have a real estate loan from its primary bank that had a balance, as of March 30, 2013, of $1,036,200.

1 - Cash flow from operating activities:

For the three month period ended March 30, 2013, operating activities provided net cash of $309,142 primarily as a result of the following:

(a)	a decrease in inventory finance receivable of $519,817 (a source of cash), and

(b)	an increase in accounts payable of $295,229 (a source of cash), primarily as a result of a return to normal production levels subsequent to holiday shutdown period at December 31, 2012, which were partially offset by,

(c)	an increase in inventories of $221,639 (a use of cash), primarily as a result of a return to normal production levels subsequent to holiday shutdown period at December 31, 2012, and

(d)	an increase in prepaid expenses and other assets of $198,402 ( a use of cash).

2 - Cash flow from investing activities:

The net cash used in investing activities for the three month period ending March 30, 2013 was $11,297, which reflects capitalization of normal operating purchases of equipment.

3 - Cash flow from financing activities:

The net cash used in financing activities for the three month period ending March 30, 2013 was $614,274, which is primarily attributable to (i) a decrease in revolving credit loans of $500,000 and (ii) purchases of treasury stock at a cost of $82,874.

The Company is contingently liable under the terms of the repurchase agreements with financial institutions providing inventory financing for retailers of our products. For more information on the repurchase agreements, including the Company’s contingent liability there under, please see “Reserve for Repurchase Commitments” below.

DVH, during its normal course of business, is required to provide irrevocable standby letters of credit to cover obligations under its workers compensation insurance policy in the amount of $65,000. As of March 30, 2013, no amounts had been drawn on the above irrevocable letters of credit by the beneficiaries.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments which affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. For a description of those estimates, see Note 2, Summary of Significant Accounting Policies, contained in the explanatory notes to the Company’s financial statements for the quarter ended March 30, 2013, contained in this filing and the Company’s Form 10-K for December 31, 2012. On an ongoing basis, we evaluate our estimates, including those related to reserves, deferred tax assets, valuation allowances, impairment of long-lived assets, fair value of equity instruments issued to consultants for services, and estimates of costs to complete contracts. We base our estimates on historical experience and on various other assumptions which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities which are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. However, we believe that our estimates, including those for the above-described items, are reasonable.

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

Warranties

We provide our retail buyers with a one-year limited warranty covering defects in material or workmanship, including plumbing and electrical systems. We record a liability for estimated future warranty costs relating to homes sold, based upon our assessment of historical experience and industry trends. In making this estimate, we evaluate historical sales amounts, warranty costs related to homes sold and timing in which any work orders are completed. The Company has accrued a warranty liability reserve of $1,085,000 on its balance sheet as of March 30, 2013. Based on management’s assessment of historical experience and current trends in wholesale shipments and dealer inventories we decreased our warranty provision by $85,000 for the quarter ended March 30, 2013. Although we maintain reserves for such claims, there can be no assurance that warranty expense levels will remain at current levels or that the reserves that we have set aside will continue to be adequate. A large number of warranty claims which exceed our current warranty expense levels could have a material adverse effect upon our results of operations.

Volume Incentives Payable

We have relied upon volume incentive payments to our independent dealers who retail our products. These volume incentive payments are accounted for as a reduction to gross sales, and are estimated and accrued when sales of our factory-built homes are made to our independent dealers. Volume incentive reserves are recorded based upon the annualized purchases of our independent dealers who purchase a qualifying amount of home products from us. We accrue a liability to our dealers, based upon estimates derived from historical payout rates. We had a reserve for volume incentives payable of $258,500 as of March 30, 2013.

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

The risk of loss that we face under these repurchase agreements is lessened by several factors, including the following:

(i)	the sales of our products are spread over a number of independent dealers,

(ii)	historically we have had only isolated instances where we have incurred a repurchase obligation, although there is no guarantee that such historical trends will continue,

(iii)	the price we are obligated to pay under such repurchase agreements declines based upon a predetermined amount over a period which usually does not exceed 24 months, and

(iv)	we have been able to resell homes repurchased from lenders at current market prices, although there is no guarantee that we will continue to be able to do so.

The maximum amount for which the Company is contingently liable under such agreements amounted to approximately $2,142,000 as of March 30, 2013, as compared to $3,500,000 as of March 31, 2012. As of March 30, 2013 and March 31, 2012, we had reserves of $85,655 and $128,745, respectively, established for future repurchase commitments, based upon our prior experience and evaluation of our independent dealers’ financial conditions. Deer Valley to date has not experienced any significant losses under these agreements; consequently, management does not expect any future losses to have a material effect on our accompanying financial statements.

Allowance loan loss for Inventory Finance Notes Receivable

The Company offers inventory-secured financing for its products to qualified retail dealers and developers. Finance contracts require periodic installments of principal and interest over periods of up to 24 months. The Company periodically evaluates the collectability of our notes receivable and considers the need to establish an allowance for doubtful accounts based upon our historical collection experience. The Company had a total inventory-secured financing receivable of $7,754,615 as of March 30, 2013. We have established an allowance for doubtful accounts of $313,320 as of March 30, 2013 and $241,760 at March 31, 2012.

The risk of loss that we face in connection with inventory-secured financing is lessened by several factors, including the following:

(i)	the financing for our products are spread over a number of independent dealers,

(ii)	historically we have had only isolated instances where we have had our dealers default on floor plan financing, although there is no guarantee that such historical trends will continue, and

(iii)	we anticipate that we would be able to resell homes repossessed from dealers at current market prices, although there is no guarantee that we will be able to do so.

Although we maintain an allowance for doubtful accounts, there can be no assurance that such allowance will remain at current levels or that such allowances will be adequate.

Impairment of Long-Lived Assets

As previously discussed, the factory-built housing industry has experienced an overall market decline. Addressing the constriction of the retail housing market, in 2008 the Company idled its Sulligent, Alabama plant and thereafter consolidated its production operations at the Company’s larger plant located in Guin, Alabama. In accordance with FASB Topic ASC 420 “Exit on Disposal Cost Obligations”, the Company evaluates the carrying value of long-lived assets to be held and used when events and circumstances warrant such a review. The carrying value of long-lived assets is considered impaired when the anticipated undiscounted cash flow from such assets is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived assets. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that the fair market values are primarily based on independent appraisals and preliminary or definitive contractual arrangements less costs to dispose. Based on our estimates of the fair value of idled facility no impairment charges have been recorded.

Revenue Recognition

Revenue for our products sold to independent dealers are generally recorded when all of the following conditions have been met: (i) an order for the home has been received from the dealer, (ii) an agreement with respect to payment terms has been received, and (iii) the home has been shipped and risk of loss has passed to the dealer and collectability is reasonably assured.

The Company provides limited inventory-secured financing for its independent dealers. Products shipped to dealers under the Company’s inventory-secured financing program are recorded by the Company as sales and the dealers’ obligations to the Company are reflected as inventory finance note receivables. Interest on inventory finance note receivables is recognized in the period that it is earned.

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

From time to time, new accounting pronouncements are issued by the FASB and other regulatory bodies that are adopted by the Company as of the specified effective dates. Unless otherwise discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s Consolidated Financial Statements upon adoption.

Item 4T.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending March 30, 2013 covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Changes in Internal Controls over Financial Reporting

During the quarter ended March 30, 2013, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Treasury Stock - Pursuant to a common stock repurchase program approved by our Board of Directors, a total of 131,548 shares were purchased during the three month period ended March 30, 2013 at a cost of $82,874 and recorded as treasury stock.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs

Month #1

Jan. 1 to Jan. 31, 2013	81,545	$.62	0	0

Month #2

Feb. 1 to Feb. 28, 2013	30,000	$.65	0	0

Month #3

March 1 to March 30, 2013	20,003	$.65	0	0

Total (1)	131,548	$.63	0	0

(1)	Total does not include 5,000 shares of the Company’s common stock repurchased by the Company between March 31, 2013 and May 3, 2013 at an average price of $.65 per share.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None

Item 5.	Exhibits

Exhibit No.	Description

3.01	Articles of Incorporation of Deer Valley Corporation. (1)

3.02	Bylaws of Deer Valley Corporation. (1)

4.01	Certificate of Designation, Rights, and Preferences of Series A Convertible Preferred Stock. (1)

4.02	Certificate of Designation, Rights, and Preferences of Series B Convertible Preferred Stock. (1)

4.03	Certificate of Designation, Rights, and Preferences of Series C Convertible Preferred Stock. (1)

4.04	Certificate of Designation, Rights, and Preferences of Series D Convertible Preferred Stock. (1)

4.05	Certificate of Designation, Rights, and Preferences of Series E Convertible Preferred Stock. (2)

10.1	Revolving Credit Loan and Security Agreement - $2,500,000 (3)

10.2	Revolving Credit Note - $2,500,000 (3)

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 10, 2013. (4)

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 10, 2013. (4)

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 10, 2013. (4)

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 10, 2013. (4)

101.INS	XBRL Instance Document (5)

101.SCH	XBRL Taxonomy Extension Scheme Document (5)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (5)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (5)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (5)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (5)

(1)	Previously filed as an exhibit to the Form 8-K, filed with the SEC on July 28, 2006 and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Form 10-QSB, filed with the SEC on November 20, 2006 and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Form 8-K, filed with the SEC on April 19, 2013 and incorporated herein by reference
(4)	Filed herewith.
(5)	Pursuant to Rule 406T of Regulation S-T, these Interactive Data Files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to the liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Deer Valley Corporation
(Registrant)

Dated: May 10, 2013	By:	/s/ Charles G. Masters
Charles G. Masters
President & Chief Executive Officer