Form 10-Q
period 2013-06-29
DEER VALLEY CORP
filed 2013-08-08
CIK 95047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2013

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

The Registrant had 15,469,298 shares of Common Stock, par value $0.001 per share, outstanding as of August 2, 2013.

		PAGE
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements

	Condensed Consolidated Balance Sheets As of June 29, 2013 (unaudited) As of December 31, 2012	F-2

	Condensed Consolidated Statements of Operations Three and Six Months ended June 29, 2013 (unaudited) Three and Six Months ended June 30, 2012 (unaudited)	F-3

	Condensed Consolidated Statements of Cash Flows Six Months ended June 29, 2013 (unaudited) Six Months ended June 30, 2012 (unaudited)	F-4

	Notes to Condensed Consolidated Financial Statements (unaudited)	F-5–F-12

Item 2	Management’s Discussion and Analysis	1

Item 4	Controls and Procedures	7

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	8

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	8

Item 3	Defaults Upon Senior Securities	9

Item 4	Mine Safety Disclosures	9

Item 5	Exhibits	10

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

Item 1. Financial Statements

Deer Valley Corporation & Subsidiaries

Condensed Consolidated Financial Statements

Contents:

Deer Valley Corporation & Subsidiaries

Condensed Consolidated Balance Sheets

ASSETS

	June 29, 2013	December 31, 2012
	(unaudited)
Current Assets:
Cash	$2,138,064	$2,434,227
Accounts receivable, net	1,263,031	1,058,858
Inventory	1,657,361	1,547,723
Deferred tax asset	548,944	629,090
Inventory finance notes receivable	3,831,246	3,537,638
Construction loan notes receivable	1,000,960	—
Prepaid expenses and other current assets	258,219	122,280

Total Current Assets	10,697,825	9,329,816

Fixed Assets:
Property, plant and equipment, net	2,084,796	2,128,005

Other Assets:
Inventory finance notes receivable, net	3,131,908	4,407,293
Deferred tax asset	1,794,951	1,891,861
Other assets	19,030	20,578

Total Other Assets:	4,945,889	6,319,732

Total Assets	$17,728,510	$17,777,553

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities on long term debt	$125,600	$125,600
Revolving credit loans	4,806,799	4,750,000
Accounts payable	286,464	197,915
Accrued expenses	1,397,844	1,398,306
Accrued warranties	1,080,000	1,170,000
Income tax payable	—	57,732

Total Current Liabilities	7,696,707	7,699,553

Long Term Liabilities:
Long-term debt, net of current maturities	879,200	942,000

Total Long Term Liabilities	879,200	942,000

Total Liabilities	8,575,907	8,641,553

Commitments and Contingencies (Note 11)
Stockholders’ Equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 17,786,184 shares issued and 15,481,438 and 15,657,661 shares outstanding, respectively.	17,788	17,788
Additional paid-in capital	33,254,293	33,254,293
Treasury Stock, at cost; 2,304,746 and 2,128,523 shares, respectively	(1,246,083)	(1,134,998)
Accumulated deficit	(22,873,395)	(23,001,083)

Total Stockholders’ Equity	9,152,603	9,136,000

Total Liabilities and Stockholders’ Equity	$17,728,510	$17,777,553

See notes to condensed consolidated financial statements (unaudited)

Deer Valley Corporation & Subsidiaries

Condensed Consolidated Statements of Operations

	For The Three Month Period Ended		For The Six Month Period Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUE	$7,223,477	$7,643,245	$12,678,028	$12,962,209
COST OF REVENUE	5,846,887	6,341,144	10,408,686	10,826,475

GROSS PROFIT	1,376,590	1,302,101	2,269,342	2,135,734
OPERATING EXPENSES:
Depreciation	2,712	3,221	5,739	6,486
Selling, general and administrative	947,181	998,519	2,024,231	2,135,681

TOTAL OPERATING EXPENSES	949,893	1,001,740	2,029,970	2,142,167

OPERATING INCOME/(LOSS)	426,697	300,361	239,372	(6,433)
OTHER INCOME (EXPENSES)
Derivative income	—	6,230	—	16,465
Interest income	121	230	292	2,938
Other income	—	—	—	1,640
Interest expense	(10,906)	(12,254)	(22,025)	(25,782)

TOTAL OTHER (EXPENSES)	(10,785)	(5,794)	(21,733)	(4,739)

INCOME/(LOSS) BEFORE INCOME TAXES	415,912	294,567	217,639	(11,172)
INCOME TAX (EXPENSE)/BENEFIT	(158,986)	(114,916)	(89,950)	116

NET INCOME/(LOSS)	$256,926	$179,651	$127,689	$(11,056)

Reconciliation of net income/(loss) to income attributable to common stockholders:
Income/(loss) from operations	$256,926	$179,651	$127,689	$(11,056)
Deemed distribution on redemption of preferred stock	—	—	—	118,182

Income attributable to common shareholders an numerator for basic Income per common share	$256,926	$179,651	$127,689	$107,126

Net Income Per Share (Basic)	$0.02	$0.01	$0.01	$0.01
Net Income Per Share (Fully Diluted)	$0.02	$0.01	$0.01	$0.01
Weighted Average Common Shares Outstanding	15,508,736	16,019,656	15,539,432	17,252,314
Weighted Average Common and Common Equivalent Shares Outstanding	15,508,736	16,019,656	15,539,432	16,499,699

See notes to condensed consolidated financial statements (unaudited)

Deer Valley Corporation & Subsidiaries

Condensed Consolidated Statements of Cash Flows

	For The Six Month Period Ended
	June 29, 2013	June 30, 2012
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$127,689	$(11,056)
Adjustments to reconcile net income/(loss) to net cash provided by/(used) in operating activities:
Depreciation	103,428	106,552
Derivative (income)/expense	—	(16,465)
Gain on sale of equipment	—	(1,640)
Provision for credit losses	(87,990)	59,830
Changes in assets and liabilities:
(Increase)/decrease in receivables	(204,173)	1,522,162
(Increase)/decrease in inventories	(109,638)	(331,379)
(Increase)/decrease in deferred tax asset	177,056	138,586
(Increase)/decrease in inventory finance receivable	1,069,768	131,622
(Increase)/decrease in construction loan receivable	(1,000,960)	—
(Increase)/decrease in prepaid expenses and other assets	(134,393)	(51,626)
Increase/(decrease) in accounts payable	88,549	185,386
Increase/(decrease) in income tax payable	(57,732)	(470,325)
Increase/(decrease) in estimated services and warranties	(90,000)	(90,000)
Increase/(decrease) in accrued expenses	(463)	78,943

CASH FLOW (USED) IN/PROVIDED BY OPERATING ACTIVITIES	$(118,859)	$1,250,590

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(60,219)	(2,779)
Proceeds from sale of property, plant and equipment	—	2,000
Sales of short-term investments	—	2,900,000

CASH FLOW (USED) IN/PROVIDED BY INVESTING ACTIVITIES	$(60,219)	$2,899,221

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(62,800)	(62,800)
Proceeds from revolving credit loans	7,246,287	5,775,000
Repayments of revolving credit loans	(7,189,487)	(5,975,000)
Purchases of common stock option	—	(879,419)
Purchases of treasury stock	(111,085)	(616,518)
Purchases of preferred stock	—	(1,756,818)

CASH FLOW (USED) IN FINANCING ACTIVITIES	$(117,085)	$(3,515,555)

NET (DECREASE)/INCREASE IN CASH	$(296,163)	$634,256
CASH, Beginning	$2,434,227	$3,270,048

CASH, Ending	$2,138,064	$3,904,304

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$105,148	$84,124

Taxes	$90,000	$330,123

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of Series A preferred stock for common stock-net	$—	$215

See notes to condensed consolidated financial statements (unaudited)

Deer Valley Corporation & Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 29, 2013

(unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements for the three and six month periods ended June 29, 2013 and June 30, 2012 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The unaudited financial information included in this report includes all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim period. The operations for the three and six month periods ended June 29, 2013 are not necessarily indicative of the results of the full fiscal year.

The condensed consolidated financial statements included in this report should be read in conjunction with the consolidated financial statements and notes thereto included in the Registrant’s December 31, 2012 Annual Report on Form 10-K and subsequent filings on Form 10-Q and Form 8-K.

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

The Company maintains its cash balances in two different financial institutions. At June 29, 2013 these balances totaled $2,138,064. The balances are insured by the Federal Deposit Insurance Corporation up to $250,000. At June 29, 2013, $1,940,397 of our cash balances exceeded the current FDIC insurance limits.

Inventory Finance Notes Receivable - The Company offers inventory-secured financing for its products to qualified retail dealers and developers. Finance contracts require periodic installments of principal and interest over periods of up to 24 months. The Company periodically evaluates the collectability of our notes receivable and considers the need to establish an allowance for doubtful accounts based upon our historical collection experience. We have established an allowance for doubtful accounts of $241,510 as of June 29, 2013 and $260,770 at June 30, 2012.

Construction Loan Notes Receivable - The Company provides bridge financing to an established mortgage originator to provide on a revolving basis, 80% of the funding for “construction-to-permanent loans” prior to the issue of a certificate of occupancy and ultimate resale of the loan to either private or government controlled long term financing entities.

Impairment of Long-Lived Assets - Property and intangible assets are material to our consolidated financial statements. Further, these assets are subject to the potential negative effects arising from factors beyond the Company’s control including changing economic conditions. The Company evaluates its tangible and definite-lived intangible assets for impairment annually during our fourth quarter or more frequently in the presence of circumstances or trends that may be indicators of impairment. The evaluation is a two step process. The first step is to compare our undiscounted cash flows, as projected over the remaining useful lives of the assets, to their respective carrying values. In the event that the carrying values are not recovered by future undiscounted cash flows, as a second step, the Company compares the carrying values to the related fair values and, if the fair value is lower, record an impairment adjustment. For purposes of fair value, the Company generally uses replacement costs for tangible fixed assets and discounted cash flows, using risk-adjusted discount rates, for intangible assets. These estimates are made by competent employees, using the best available information, under the direct supervision of our management. For tangible property, plant and equipment, there have been no changes in assumptions or methodologies in the three and six month periods ended June 29, 2013 as compared to June 30, 2012. The Company did not have definite-lived intangible assets at June 29, 2013 and June 30, 2012.

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

The Company’s dilutive common stock equivalent shares as of June 29, 2013 and June 30, 2012 include all of the Convertible Preferred shares and any incremental shares associated with the Company’s outstanding warrants and stock options.

See the detailed list of Common Stock Equivalents below.

			Common Stock Equivalents as of
Securities	Exercise Price	Expiration Date	June 29, 2013	June 30, 2012
Warrants:
Class B Warrants	$2.25	August 11, 2013	1,112,487	1,112,487

Total			1,112,487	1,112,487

Total common stock equivalents			1,112,487	1,112,487

Income Taxes - Income taxes are accounted for using the asset and liability method of accounting. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax basis, using currently enacted tax rates. The effect on deferred assets and liabilities of a change in tax rates is recognized in income in the period when the change is enacted. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

NOTE 3 - INVENTORY

Inventory consisted of the following components:

	June 29,	December 31,
	2013	2012
Raw Materials	$859,198	$884,884
Work-in-Process	282,340	229,259
Finished Goods	515,823	433,580

Total Inventory	$1,657,361	$1,547,723

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

Inventory finance notes receivable, net, consisted of the following:

	June 29,	December 31,
	2013	2012
Inventory finance notes receivable - current	$3,831,246	$3,537,638
Inventory finance notes receivable - long-term	3,373,418	4,736,793
Allowance for loan loss	(241,510)	(329,500)

Total Inventory finance notes receivable	$6,963,154	$7,944,931

With respect to our inventory finance notes receivable, the risk of loss is spread over numerous borrowers. In addition to historical experience, borrower inventory levels and activity are monitored in conjunction with a third-party provider to estimate the potential for loss. The Company anticipates it will be able to resell any repossessed homes, thereby mitigating loss experience. If a default occurs and collateral is lost, the Company is exposed to loss of the full value of the note receivable. The Company recorded a (benefit)/provision for credit losses of $(87,990) and $59,830 for six month period ending June 29, 2013 and June 30, 2012, respectively. The following table represents changes in the estimated allowance for loan losses:

	June 29,	June 30,
	2013	2012
Balance at beginning of period	$329,500	$200,940
(Benefit)/Provision for credit losses	(87,990)	59,830

Balance at end of period	$241,510	$260,770

NOTE 5 - ACCRUED EXPENSES

Accrued expenses consisted of the following:

	June 29,	December 31,
Category	2013	2012
Accrued dealer incentive program	$202,962	$268,754
Accrued third party billings	485,206	477,832
Accrued compensation	340,642	239,225
Accrued insurance	81,948	90,943
Accrued interest	17,084	17,394
Accrued repurchase commitment	78,785	106,280
Other	191,217	197,878

Total Accrued Expenses	$1,397,844	$1,398,306

NOTE 6 - PRODUCT WARRANTIES

The Company provides the retail home buyer a one-year limited warranty covering defects in material or workmanship in home structure, plumbing and electrical systems. The Company estimated warranty costs are accrued at the time of the sale to the dealer following industry standards and historical warranty cost incurred. Periodic adjustments to the estimated warranty accrual are made as events occur which indicate changes are necessary. As of June 29, 2013, the Company has recorded an accrued liability of $1,080,000 for estimated warranty costs relating to homes sold, based upon management’s assessment of historical experience factors and current industry trends. Management reviews its warranty requirements at the close of each reporting period and adjusts the reserves accordingly.

The following tabular presentation reflects activity in warranty reserves during the periods presented:

	For The Three Month Period Ended	For The Six Month Period Ended
	June 29, 2013	June 29, 2013
Balance at beginning of period	$1,085,000	$1,170,000
Warranty charges	365,558	613,767
Warranty payments	(370,558)	(703,767)

Balance at end of period	$1,080,000	$1,080,000

NOTE 7 - REVOLVING CREDIT LOANS

Effective October 14, 2011, Deer Valley (a) renewed its Revolving Credit Loan and Security Agreement with its primary bank, used for display model financing for dealers of the products produced by DVHB (the “Display Model LOC”), and (b) in connection with such renewal, Deer Valley reduced the limits of the Display Model LOC from $7,500,000 to $5,000,000. The $5,000,000 Facility has a two year term and has a variable interest rate at 4.00% above LIBOR or 4.375% at June 29, 2013. The loan is evidenced by a revolving credit note and secured by accounts receivable, inventory, equipment and all other tangible and intangible personal property of Deer Valley. As of June 29, 2013, the Company had an outstanding balance of $2,275,000 under the revolving credit loan.

Effective October 14, 2011, Deer Valley (a) renewed its Revolving Credit Loan and Security Agreement with its primary bank, used for short term working capital financing, letters of credit and as a bridge loan on financing the sale of retail units by DVHB (the “Working Capital LOC”), and (b) in connection with such renewal, Deer Valley reduced the limits of the Working Capital LOC from $5,000,000 to $3,000,000. The $3,000,000 Facility has a two year term and has a variable interest rate at 2.50% above LIBOR or 2.875% at June 29, 2013. The loan is evidenced by a revolving credit note and secured by accounts receivable, inventory, equipment and all other tangible and intangible personal property of Deer Valley. As of June 29, 2013, the Company had an outstanding balance of $1,550,000 under the revolving credit loan.

Effective April 12, 2013 Deer Valley entered into a Revolving Credit Loan and Security Agreement with its primary bank, used for funding “construction-to-permanent loans” prior to the issue of a certificate of occupancy and ultimate resale of the loan to either a private or government controlled long term financing entities. The $2,500,000 Facility has a two year term and has a variable interest rate at 4.0% above LIBOR. The loan is evidenced by a revolving credit note and secured by accounts receivable, inventory, equipment and all other tangible and intangible personal property of Deer Valley. As of June 29, 2013, the Company had an outstanding balance of $981,799 under the revolving credit loan.

The amount available under the revolving credit loans is equal to the lesser of $10,500,000 or an amount based on defined percentages of accounts receivable and inventories reduced by any outstanding letters of credit. At June 29, 2013, $6,711,362 was available under the revolving credit loans after deducting letters of credit of $65,000.

In addition to the revolving line of credit described in the preceding paragraph, DVH, during its normal course of business, is required to issue irrevocable standby letters of credit in the favor of independent third party beneficiaries to cover obligations under insurance policies. As of June 29, 2013, no amounts had been drawn on the above irrevocable letters of credit by the beneficiaries.

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

As of June 29, 2013 and December 31, 2012, derivative financial instruments recorded as liabilities consisted of Class B Warrants indexed to 1,112,487 shares of our common stock with an exercise price of $2.25. The fair value of the Class B warrants as of June 29, 2013 and December 31, 2012 was $0.

The following tables summarize the effects on our income (loss) associated with changes in the fair values of our derivative financial instruments:

	Three months ended June 29, 2013	Three months ended June 30, 2012
Class A Warrants (Class A-1 & Class A-2)	$—	$—
Class B Warrants	—	6,230
Class BD-2 Warrants	—	—
Class BD-3 Warrants	—	—
Class BD-4 Warrants	—	—
Class BD-5 Warrants	—	—

	$—	$6,230

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

	June 29, 2013	December 31, 2012
Significant assumptions (or ranges):
Trading market values (1)	$0.65	$0.60
Term (years) (3)	.13	.61
Volatility (3)	23.67%	44.8%
Risk-free rate (2)	.06%	0.06%

Fair value hierarchy:

(1)	Level 1 inputs are quoted prices in active markets for identical assets and liabilities, or derived there from. Our trading market values and the volatilities that are calculated thereupon are level 1 inputs.

(2)	Level 2 inputs are inputs other than quoted prices that are observable. We use the current published yields for zero-coupon US Treasury Securities, with terms nearest the remaining term of the warrants for our risk free rate.

(3)	Level 3 inputs are unobservable inputs. Inputs for which any parts are level 3 inputs are classified as level 3 in their entirety. The remaining term used equals the remaining contractual term as our best estimate of the expected term.

NOTE 10 - INCOME TAXES

Income Taxes:

The components of the provision for income taxes are as follows:

Six months ended June 29, 2013
Current income tax (benefit)	$(87,107)
Deferred income tax expense	177,057

Total income tax expense	$89,950

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

	Six months ended June 29, 2013
	Amount	Impact on Rate
Income tax expense at federal rate	$73,996	34.00%

State tax expense, net of Federal effect	9,197	4.23%

Permanent Differences:
Meals and entertainment	6,423	2.95%
Officer’s life insurance	334	0.15%

Total permanent differences	6,757	3.10%

Total income tax expense	$89,950	41.33%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income taxes are as follows:

June 29, 2013
Current Deferred Tax Assets:
Warranty reserve	$412,841
Repurchase reserve	30,116
Loan loss reserve	92,320
Allowance for doubtful accounts	5,734
Inventory reserve	4,110
Accrued legal fees	3,823

Total Current Deferred Tax Asset	548,944

Non-Current Deferred Tax Assets:
Goodwill impairment	1,837,930

Total Non-Current Deferred Tax Assets	1,837,930

Non-Current Deferred Tax Liability:
Accelerated depreciation	(50,509)
Sale of assets	7,530

Total Non-Current Deferred Tax Liability	(42,979)

Total Deferred Tax Assets (Liabilities) - Net	$2,343,895

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Litigation - The Company in the normal course of business is subject to claims and litigation. Management of the Company is of the opinion that, based on information available, such legal matters will not ultimately have a material adverse effect on the financial position or results of operation of the Company.

Reserve for Repurchase Commitments - DVH is contingently liable under the terms of repurchase agreements with financial institutions providing inventory financing for retailers of DVH’s products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The risk of loss under these agreements is spread over numerous retailers. The price DVH is obligated to pay generally declines over the period of the agreement (typically 18 to 24 months) and the risk of loss is further reduced by the sale value of repurchased homes. The maximum amount for which the Company is contingently liable under repurchase agreements is approximately $1,969,635 at June 29, 2013. As of June 29, 2013 the Company reserved $78,785 for future repurchase losses, based on prior experience and an evaluation of dealers’ financial conditions. DVH to date has not experienced significant losses under these agreements, and management does not expect any future losses to have a material effect on the accompanying financial statements.

NOTE 12 - EQUITY TRANSACTIONS

Common Stock Dividends - There were no dividends paid during the six month period ended June 29, 2013.

Treasury Stock - Pursuant to a common stock repurchase program approved by our Board of Directors, a total of 176,223 shares were purchased during the six month period ended June 29, 2013 at a cost of $111,085 and recorded as treasury stock.

NOTE 13 - SEGMENT INFORMATION

Our business segments consist of factory-built housing and financial services. Our factory-built housing business segment designs and manufacturers factory-built homes, which are marketed through a network of independent retailers. Our financial services business segment provides dealer inventory-secured financing for houses built by the Company and provides bridge financing to an established mortgage originator for the funding of construction-to-permanent loans for ultimate resale. Our chief decision making officer considers income (loss) from operations as the basis to measure segment profitability. The following table summarizes net sales, income (loss) from operations, and identifiable assets by segment for the three and six month periods ended June 29, 2013 and June 30, 2012.

	For The Three Months Ended		For The Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Revenues from external customers
Factory-built housing	$7,015,550	$7,515,007	$12,308,366	$12,694,535
Financial services	207,927	128,238	369,662	267,674

Total revenues	$7,223,477	$7,643,245	$12,678,028	$12,962,209

Income (loss) from operations
Factory-built housing	$355,928	$353,082	$347,344	$273,837
Financial services	185,494	49,472	228,669	84,199
General corporate expenses	(114,725)	(102,193)	(336,641)	(364,469)

Total income (loss) from operations	$426,697	$300,361	$239,372	$(6,433)

Identifiable assets by segment
Factory-built housing	$9,422,659	$10,286,781
Financial Services	8,266,399	6,732,055
Other	82,431	59,243

	$17,771,489	$17,078,079

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

Overview

The Company, through its wholly owned subsidiaries Deer Valley Homebuilders, Inc. (“DVH”) and Deer Valley Home Repair Services, Inc. (“DVHRS”), designs and manufactures factory built homes which are marketed in 12 states through a network of independent dealers, builders, developers and government agencies located primarily in the southeastern and south central regions of the United States. Our financial subsidiary, Deer Valley Financial Corp (“DVFC”), provides dealer inventory-secured financing for our factory built homes and provides bridge financing to an established mortgage originator for the funding of construction-to-permanent loans for ultimate resale.

Our business segments consist of factory-built housing and financial services. Our financial services provide qualified independent retail dealers and developers with inventory-secured financing for homes the Company produces and provides bridge financing for construction-to-permanent loans for ultimate resale. The Company does not maintain separate operating segments for regions and does not separately report financial information by geographic sales area because they are similar products using similar production techniques and sold to the same class of customer. See Note 13 - Segment Information of the Notes to Condensed Consolidated Financial Statements for information on our net sales, income (loss) from operations, and identifiable assets by segment for the three and six month periods ended June 29, 2013 and June 30, 2012.

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

The Company’s executives continue to focus on challenges faced by our industry and the general economy. (i) As part of the Company’s strategic plan, management seeks to identify niche market opportunities where our custom building capabilities provide us with a competitive advantage. The Company continues to focus on the production of custom built, energy efficient, “heavy built homes” and has intensified efforts in innovative exterior elevations to meet the needs of homeowners, dealers, developers and government agencies (ii) Management has addressed the limited availability of “dealer inventory financing” with the establishment of its wholly owned subsidiary, (DVFC). The subsidiary was created to provide inventory-secured loans to qualified retail dealers and developers. (iii) Management has addressed a need for consumer financing by teaming with an established mortgage originator to increase the availability of affordable loans for qualified retail buyers of factory-built homes. (iv) The Company continues to focus on operating activities to improve manufacturing efficiencies and increase gross margins.

Manufacturing Operations

We produce all of our factory-built homes at our plant in Guin, Alabama. Our plant is currently staffed for a single shift; 40 hour work week and producing on average 15 “floors” per week. During the quarter ended June 29, 2013, the Company’s average production rate was approximately 14 “floors” produced per week or 41% of our maximum capacity of a single shift, 40 hour work week. As of June 29, 2013, our backlog of orders stood at approximately $1,750,000 or approximately 16 days at our current production rate. We have one idle plant located in Sulligent, Alabama.

When evaluating the Company’s operating performance, the key performance indicators management examines are (1) the Company’s production rate, in “floors” produced per day, (2) the cost of sales, (3) the size of the Company’s sales backlog, and (4) the prevailing market conditions. For more information on these performance indicators, please see the attached financial statements and notes thereto and the section of the Company’s Annual Report on Form 10-K titled “Description of Business”.

Financial Operations

The Company offers inventory-secured financing for its products to a limited number of qualified retail dealers and developers. Products shipped to dealers under the Company’s inventory-secured financing program are recorded by the Company as sales and the dealers obligations to the Company are reflected as inventory finance notes receivable.

Finance contracts require periodic installments of principal and interest over periods of up to twenty-four months. These notes are secured by a first priority secured interest in the inventory collateral and other security depending on borrower circumstances. Dealers who sell products utilizing inventory-secured financing are required to make immediate payment for those products to the Company upon sale to the retail customer. This type of inventory-secured financing accounts for approximately, 34% of the Company’s sales for the three month period ending June 29, 2013 compared to 45% of the Company’s sales for the three month period ended June 30, 2012.

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

Deer Valley’s financial subsidiary, DVFC is using proceeds from the Loan to furnish up to total of $2.5 million dollars to CIS Financial Services, Inc. d/b/a CIS Home Loans (CIS), to provide on a revolving basis, 80% of the funding for “construction-to-permanent loans” prior to the issue of a certificate of occupancy and ultimate resale of the loan to either private or government controlled long term financing entities.

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

Results of Operations

The following discussion examines the results of the Company’s operations for the three and six month periods ended June 29, 2013. This discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and notes to the consolidated financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment by our management. It is also imperative that one read our December 31, 2012 Annual Report on Form 10-K and subsequent filings on Form 8-K.

HISTORICAL RESULTS – THREE AND SIX MONTH PERIODS ENDED JUNE 29, 2013 AND JUNE 30, 2012.

Revenues. Overall gross revenue for the three month period ended June 29, 2013 was $7,223,477 compared to $7,643,245 for the three month period ended June 30, 2012, representing a decrease of $419,768, or approximately 5.5%. Overall gross revenue for the six month period ended June 29, 2013 was $12,678,028 compared to $12,962,209 for the six month period ended June 30, 2012, representing a decrease of $284,181, or approximately 2.2%. The decrease in revenue is primarily from fewer homes sold, which were partially offset by an increase in the average sales prices. Our average wholesale price per unit increased to approximately $79,400 from $68,250 for the six month period ended June 29, 2013, compared to the six month period ended June 30, 2012. The increase in the average sales price is attributable to sales price adjustments from higher material costs and from a product mix of larger homes with greater amenities. Although we remain cautiously optimistic, several challenges such as persistently high unemployment levels, ongoing economic weakness and uncertainty, the restrictive mortgage lending environment and the threat of more foreclosures continue to hinder a robust recovery in the housing market.

Gross Profit. Gross profit for the three month period ended June 29, 2013 was $1,376,590 or 19.1% of total revenue compared to $1,302,101 or 17.0% of total revenue for the three month period ended June 30, 2012. Gross profit for the six month period ended June 29, 2013 was $2,269,342 or 17.9% of total revenue compared to $2,135,734 or 16.5% of total revenue for the six month period ended June 30, 2012. The increase in gross profit is primarily attributable to a decrease in labor and related costs of 1.75%. The Company includes the following types of expenses in cost of sales: purchase and receiving costs, freight in, direct labor, supply costs, warehousing, direct and indirect overhead costs, inspection, transfer, actual and accrued warranty, depreciation, and amortization costs.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses for the three month period ended June 29, 2013 were $947,181 compared to $998,519 for the three month period ended June 30, 2012. Selling, general, and administrative expenses for the six month period ended June 29, 2013 were $2,024,231 compared to $2,135,681 for the six month period ended June 30, 2012.The decrease in selling, general and administrative expenses, primarily relates to a decrease in sales and marketing expenses. The Company includes the following types of expenses in selling, general and administrative expense: sales salaries, sales commissions, bad debt expense, advertising, administrative overhead, administrative salaries and bonuses and legal and professional fees.

Net Income (Loss). The net income for the three month period ended June 29, 2013 was $256,926 compared to net income of $179,651 for the three month period ended June 30, 2012, representing an increase in net income of $77,275. The net income for the six month period ended June 29, 2013 was $127,689 compared to net (loss) of

$(11,056) for the six month period ended June 30, 2012, representing an increase in net income of $138,745. The increase in net income for the three and six month periods ended June 29, 2013 compared to the three and six month periods ended June 30, 2012, is attributable to an increase in gross profit and a decrease in selling, general and administrative expenses.

Liquidity and Capital Resources

Management believes that the Company currently has sufficient cash flow from operations, available bank borrowings, cash, and cash equivalents to meet its short-term working capital requirements. The Company had $2,138,064 in cash and cash equivalents as of June 29, 2013, compared to $2,434,227 in cash and cash equivalents and short-term investments as of December 31, 2012. The decrease in cash and cash equivalents is primarily attributable to an increase in accounts receivable and inventories. Should our costs and expenses prove to greater than we currently anticipate or should we change our current business plan in a manner which will increase or accelerate our anticipated costs or capital demand, such as through the acquisition of new products, our working capital could be depleted at an accelerated rate.

As of June 29, 2013, the aggregate balance on our loan facilities was $4,806,799. In addition, we have a real estate loan from its primary bank that had a balance, as of June 29, 2013, of $1,004,800.

1 - Cash flow from operating activities:

For the six month period ended June 29, 2013, operating activities used net cash of $118,859 primarily as a result of the following:

(a)	an increase in accounts receivable of $204,173 (a use of cash), primarily as a result of a return to normal production levels subsequent to holiday shutdown period at December 31, 2012,

(b)	an increase in inventories of $109,638 (a use of cash), primarily as a result of a return to normal production levels subsequent to holiday shutdown period at December 31, 2012, and

(c)	an increase in construction loan receivables of $1,000,960 (a use of cash), as result of the initial funding of construction-to-permanent loans, which were partially offset by,

(d)	a decrease in inventory finance notes receivable of $1,069,768 (a source of cash), primarily as a result of a national inventory lender returning to the market, and

(e)	a decrease in deferred tax asset of $177,056 ( a source of cash).

2 - Cash flow from investing activities:

The net cash used in investing activities for the six month period ending June 29, 2013 was $60,219, which reflects capitalization of normal operating purchases of equipment.

3 - Cash flow from financing activities:

The net cash used in financing activities for the six month period ending June 29, 2013 was $117,085, which is primarily attributable purchases of treasury stock at a cost of $111,085 and scheduled principal payments of long-term debt of $62,800, which were partially offset by net proceeds from revolving credit loans of $56,800.

The Company is contingently liable under the terms of the repurchase agreements with financial institutions providing inventory financing for retailers of our products. For more information on the repurchase agreements, including the Company’s contingent liability there under, please see “Reserve for Repurchase Commitments” below.

DVH, during its normal course of business, is required to provide irrevocable standby letters of credit to cover obligations under its workers compensation insurance policy in the amount of $65,000. As of June 29, 2013, no amounts had been drawn on the above irrevocable letters of credit by the beneficiaries.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments which affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. For a description of those estimates, see Note 2, Summary of Significant Accounting Policies, contained in the explanatory notes to the Company’s financial statements for the quarter ended June 29, 2013, contained in this filing and the Company’s Form 10-K for December 31, 2012. On an ongoing basis, we evaluate our estimates, including those related to reserves, deferred tax assets, valuation allowances, impairment of long-lived assets, fair value of equity instruments issued to consultants for services, and estimates of costs to complete contracts. We base our estimates on historical experience and on various other assumptions which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities which are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. However, we believe that our estimates, including those for the above-described items, are reasonable.

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

Warranties

We provide our retail buyers with a one-year limited warranty covering defects in material or workmanship, including plumbing and electrical systems. We record a liability for estimated future warranty costs relating to homes sold, based upon our assessment of historical experience and industry trends. In making this estimate, we evaluate historical sales amounts, warranty costs related to homes sold and timing in which any work orders are completed. The Company has accrued a warranty liability reserve of $1,080,000 on its balance sheet as of June 29, 2013. Based on management’s assessment of historical experience and current trends in wholesale shipments and dealer inventories we decreased our warranty provision by $5,000 for the quarter ended June 29, 2013. Although we maintain reserves for such claims, there can be no assurance that warranty expense levels will remain at current levels or that the reserves that we have set aside will continue to be adequate. A large number of warranty claims which exceed our current warranty expense levels could have a material adverse effect upon our results of operations.

Volume Incentives Payable

We have relied upon volume incentive payments to our independent dealers who retail our products. These volume incentive payments are accounted for as a reduction to gross sales, and are estimated and accrued when sales of our factory-built homes are made to our independent dealers. Volume incentive reserves are recorded based upon the annualized purchases of our independent dealers who purchase a qualifying amount of home products from us. We accrue a liability to our dealers, based upon estimates derived from historical payout rates. We had a reserve for volume incentives payable of $202,962 as of June 29, 2013.

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

The maximum amount for which the Company is contingently liable under such agreements amounted to approximately $1,969,635 as of June 29, 2013, as compared to $3,300,000 as of June 30, 2012. As of June 29, 2013 and June 30, 2012, we had reserves of $78,785 and $122,785, respectively, established for future repurchase commitments, based upon our prior experience and evaluation of our independent dealers’ financial conditions. Deer Valley to date has not experienced any significant losses under these agreements; consequently, management does not expect any future losses to have a material effect on our accompanying financial statements.

Allowance loan loss for Inventory Finance Notes Receivable

The Company offers inventory-secured financing for its products to qualified retail dealers and developers. Finance contracts require periodic installments of principal and interest over periods of up to 24 months. The Company periodically evaluates the collectability of our notes receivable and considers the need to establish an allowance for doubtful accounts based upon our historical collection experience. The Company had a total inventory-secured financing receivable of $7,204,664 as of June 29, 2013. We have established an allowance for doubtful accounts of $241,510 as of June 29, 2013 and $260,770 at June 30, 2012.

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

Recent accounting pronouncements

Recent accounting pronouncements - We have reviewed accounting pronouncements and interpretations thereof that have effective dates during the periods reported and in future periods. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending June 29, 2013 covered by this Quarterly Report on Form 10-Q. Based upon our evaluation of disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Changes in Internal Controls over Financial Reporting

During the quarter ended June 29, 2013, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Treasury Stock - Pursuant to a common stock repurchase program approved by our Board of Directors, a total of 176,223 shares were purchased during the six month period ended June 29, 2013 at a cost of $111,085 and recorded as treasury stock.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
Month #1 Jan. 1 to Jan. 31, 2013	81,545	$.62	0	0
Month #2 Feb. 1 to Feb. 28, 2013	30,000	$.65	0	0
Month #3 Mar. 1 to Mar. 31, 2013	20,003	$.65	0	0
Month #4 Apr. 1 to Apr. 30, 2013	4,951	$.65	0	0
Month #5 May 1 May 31, 2013	28,554	$.62	0	0
Month #6 June. 1 to June 30, 2013	11,170	$.65	0	0
Total (1)	176,223	$.63	0	0

(1)	Total does not include 12,140 shares of the Company’s common stock repurchased by the Company between July 1, 2013 and August 2, 2013 at an average price of $.64 per share.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None

Item 5. Exhibits

Exhibit No.	Description

3.01	Articles of Incorporation of Deer Valley Corporation. (1)

3.02	Bylaws of Deer Valley Corporation. (1)

4.01	Certificate of Designation, Rights, and Preferences of Series A Convertible Preferred Stock. (1)

4.02	Certificate of Designation, Rights, and Preferences of Series B Convertible Preferred Stock. (1)

4.03	Certificate of Designation, Rights, and Preferences of Series C Convertible Preferred Stock. (1)

4.04	Certificate of Designation, Rights, and Preferences of Series D Convertible Preferred Stock. (1)

4.05	Certificate of Designation, Rights, and Preferences of Series E Convertible Preferred Stock. (2)

10.1	Revolving Credit Loan and Security Agreement - $2,500,000 (3)

10.2	Revolving Credit Note - $2,500,000 (3)

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 8, 2013. (4)

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 8, 2013. (4)

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 8, 2013. (4)

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 8, 2013. (4)

101.INS	XBRL Instance Document (5)

101.SCH	XBRL Taxonomy Extension Scheme Document (5)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (5)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (5)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (5)

(1)	Previously filed as an exhibit to the Form 8-K, filed with the SEC on July 28, 2006 and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Form 10-QSB, filed with the SEC on November 20, 2006 and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Form 8-K, filed with the SEC on April 19, 2013 and incorporated herein by reference
(4)	Filed herewith.
(5)	Pursuant to Rule 406T of Regulation S-T, these Interactive Data Files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to the liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Deer Valley Corporation
(Registrant)

Dated: August 8, 2013	By:	/s/ Charles G. Masters
Charles G. Masters
President & Chief Executive Officer