Form 10-K/A
period 2012-12-31
DEER VALLEY CORP
filed 2013-08-12
CIK 95047

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

Deer Valley Corporation (“Deer Valley” or “the Company”) is filing this Amendment No. 1 (the “Amended Report”) to its Annual Report on 10-K for the fiscal year ended December 31, 2012 that was originally filed with the United States Securities and Exchange Commission (“SEC”) on March 22, 2013. This amendment is filed to (a) include our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012, and (b) to modify the management certifications to conform to conform to the format provided in Item 601(b)(31) of Regulation S-K.

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

The Company hereby amends and restates the following item:

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting. Under the supervision and with the participation of our management, including our chief executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using framework similar to criteria referenced in the initial steps of the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon such evaluation, the Chief Executive Officer (principal executive officer) and Chief Financial Officer (the principal accounting officer and principal financial officer) has concluded that, as of the end of such period, the Company’s internal controls over financial reporting as of December 31, 2012 were not effective as required under Rules 13a-15(c) and 15d-15(c) under the Exchange Act.

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

•

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

ITEM 15.	EXHIBITS

Exhibit No.	Description

31.01A.	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 12, 2013.

31.02A.	Certification of Acting Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 12, 2013.

32.01A.	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 12, 2013.

32.02A.	Certification of Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 12, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEER VALLEY CORPORATION

By:	/s/ Charles G. Masters
Charles G. Masters, President and Chief Executive Officer (principal executive officer)

By:	/s/ John S. Lawler
John S. Lawler, Chief Executive Officer (principal financial officer and principal accounting officer)

Date: August 12, 2013