Form 10-Q
period 2013-09-28
DEER VALLEY CORP
filed 2013-11-07
CIK 95047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2013

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

The Registrant had 15,434,447 shares of Common Stock, par value $0.001 per share, outstanding as of October 31, 2013.

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

Deer Valley Corporation & Subsidiaries

Condensed Consolidated Financial Statements

Deer Valley Corporation & Subsidiaries

Condensed Consolidated Balance Sheets

	September 28, 2013	December 31, 2012
	(unaudited)
ASSETS
Current Assets:
Cash	$1,691,162	$2,434,227
Accounts receivable, net	2,041,516	1,058,858
Inventory	1,793,714	1,547,723
Deferred tax asset	564,187	629,090
Inventory finance notes receivable	2,776,743	3,537,638
Construction loan notes receivable	1,069,007	—
Prepaid expenses and other current assets	176,249	122,280

Total Current Assets	10,112,578	9,329,816

Fixed Assets:
Property, plant and equipment, net	2,101,489	2,128,005

Other Assets:
Inventory finance notes receivable, net	2,685,259	4,407,293
Deferred tax asset	1,746,495	1,891,861
Other assets	18,256	20,578

Total Other Assets:	4,450,010	6,319,732

Total Assets	$16,664,077	$17,777,553

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Current maturities on long term debt	$125,600	$125,600
Revolving credit loans	3,221,799	4,750,000
Accounts payable	435,617	197,915
Accrued expenses	1,536,223	1,398,306
Accrued warranties	1,110,000	1,170,000
Income tax payable	—	57,732

Total Current Liabilities	6,429,239	7,699,553

Long Term Liabilities:
Long-term debt, net of current maturities	847,800	942,000

Total Long Term Liabilities	847,800	942,000

Total Liabilities	7,277,039	8,641,553

Commitments and Contingencies (Note 11)

Stockholders’ Equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 17,786,184 and 17,786,184 shares issued and 15,434,513 and 15,657,661 shares outstanding, respectively.	17,788	17,788

Additional paid-in capital	33,254,293	33,254,293

Treasury Stock, at cost; 2,351,671 and 2,128,523 shares, respectively	(1,275,572)	(1,134,998)

Accumulated deficit	(22,609,471)	(23,001,083)

Total Stockholders’ Equity	9,387,038	9,136,000

Total Liabilities and Stockholders’ Equity	$16,664,077	$17,777,553

See notes to condensed consolidated financial statements

Deer Valley Corporation & Subsidiaries

Condensed Consolidated Statements of Operations

	For The Three Month Period Ended		For The Nine Month Period Ended
	September 28,	September 30,	September 28,	September 30,
	2013	2012	2013	2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUE	$7,285,472	$6,439,126	$19,963,500	$19,401,335

COST OF REVENUE	5,886,887	5,097,314	16,295,573	15,923,789

GROSS PROFIT	1,398,585	1,341,812	3,667,927	3,477,546

OPERATING EXPENSES
Depreciation	2,247	3,221	7,986	9,707
Selling, general and administrative	1,013,018	980,190	3,037,249	3,115,871

TOTAL OPERATING EXPENSES	1,015,265	983,411	3,045,235	3,125,578

OPERATING INCOME	383,320	358,401	622,692	351,968

OTHER INCOME (EXPENSES)
Derivative income	—	16,821	—	33,286
Interest income	122	218	414	3,156
Other income	2,000	—	2,000	1,640
Interest expense	(10,685)	(15,791)	(32,710)	(41,573)

TOTAL OTHER (EXPENSES)/INCOME	(8,563)	1,248	(30,296)	(3,491)

INCOME BEFORE INCOME TAXES	374,757	359,649	592,396	348,477

INCOME TAX (EXPENSE)	(110,834)	(136,843)	(200,784)	(136,727)

NET INCOME	$263,923	$222,806	$391,612	$211,750

Reconciliation of net income to income attributable to common stockholders:

Income from operations	$263,923	$222,806	$391,612	$211,750
Deemed distribution on redemption of preferred stock	—	—	—	118,182

Income attributable to common stockholders an numerator for basic Income per common share	$263,923	$222,806	$391,612	$329,932

Net Income Per Share (Basic)	$0.02	$0.01	$0.03	$0.02
Net Income Per Share (Fully Diluted)	$0.02	$0.01	$0.03	$0.02

Weighted Average Common Shares Outstanding	15,459,922	15,959,274	15,512,813	18,547,213
Weighted Average Common and Common Equivalent Shares Outstanding	15,459,922	15,959,274	15,512,813	16,317,618

See notes to condensed consolidated financial statements

Deer Valley Corporation & Subsidiaries

Condensed Consolidated Statements of Cash Flows

	For The Nine Month Period Ended
	September 28,	September 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$391,612	$211,750
Adjustments to reconcile net income to net cash provided by/(used) in operating activities:
Depreciation	157,209	158,607
Derivative (income)	—	(33,286)
Gain on sale of equipment	(2,000)	(1,640)
(Benefit)/Provision for credit losses	(117,660)	70,870
Changes in assets and liabilities:
(Increase)/decrease in receivables	(982,658)	1,208,188
(Increase)/decrease in inventories	(245,991)	(857,798)
(Increase)/decrease in deferred tax asset	210,269	215,944
(Increase)/decrease in inventory finance receivable	2,600,589	(774,906)
(Increase)/decrease in construction loan receivable	(1,069,007)	—
(Increase)/decrease in prepaid expenses and other assets	(45,783)	49,309
Increase/(decrease) in accounts payable	237,702	(22,577)
Increase/(decrease) in income tax payable	(63,596)	(519,182)
Increase/(decrease) in estimated services and warranties	(60,000)	(135,000)
Increase/(decrease) in accrued expenses	137,916	100,695

CASH FLOW PROVIDED BY/(USED) IN OPERATING ACTIVITIES	$1,148,602	$(329,026)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(130,693)	(9,724)
Proceeds from sale of property, plant and equipment	2,000	4,095
Sales of short-term investments	—	2,900,000

CASH FLOW (USED) IN/PROVIDED BY INVESTING ACTIVITIES	$(128,693)	$2,894,371

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(94,200)	(83,733)
Proceeds from revolving credit loans	11,396,287	8,750,000
Repayments of revolving credit loans	(12,924,487)	(8,300,000)
Purchases of common stock option	—	(879,419)
Purchases of treasury stock	(140,574)	(660,593)
Purchases of preferred stock	—	(1,756,818)

CASH FLOW (USED) IN/FINANCING ACTIVITIES	$(1,762,974)	$(2,930,563)

NET (DECREASE) IN CASH	$(743,065)	$(365,218)
CASH, Beginning	2,434,227	3,270,048

CASH, Ending	$1,691,162	$2,904,830

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$155,255	$125,145

Taxes	$106,008	$568,723

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of Series A preferred stock for common stock-net	$—	$215

See notes to condensed consolidated financial statements

Deer Valley Corporation & Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 28, 2013

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements for the three and nine month periods ended September 28, 2013 and September 30, 2012 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The unaudited financial information included in this report includes all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim period. The operations for the three and nine month periods ended September 28, 2013 are not necessarily indicative of the results of the full fiscal year.

The condensed consolidated financial statements included in this report should be read in conjunction with the consolidated financial statements and notes thereto included in the Registrant’s December 31, 2012 Annual Report on Form 10-K and subsequent filings on Form 10-Q and Form 8-K.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Deer Valley Homebuilders, Inc. (“DVH), Deer Valley Financial Corp (“DVFC”) and Deer Valley Home Repair Services, Inc. (“DVHRS”). Intercompany accounts and transactions have been eliminated in consolidation.

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

The Company maintains its cash balances in two different financial institutions. The balances are insured by the Federal Deposit Insurance Corporation up to $250,000. At September 28, 2013, $1,798,772 of our cash balances exceeded the current FDIC insurance limits.

Inventory Finance Notes Receivable - The Company offers inventory-secured financing for its products to qualified retail dealers and developers. Finance contracts require periodic installments of principal and interest over periods of up to 24 months. The Company periodically evaluates the collectability of our notes receivable and considers the need to establish an allowance for doubtful accounts based upon our historical collection experience. We have established an allowance for doubtful accounts of $211,840 as of September 28, 2013 and $271,810 at September 30, 2012.

Construction Loan Notes Receivable - The Company provides bridge financing to an established mortgage originator to provide on a revolving basis, 80% of the funding for “construction-to-permanent loans” prior to the issue of a certificate of occupancy and ultimate resale of the loan to either private or government controlled long term financing entities.

Impairment of Long-Lived Assets - Property and intangible assets are material to our consolidated financial statements. Further, these assets are subject to the potential negative effects arising from factors beyond the Company’s control including changing economic conditions. The Company evaluates its tangible and definite-lived intangible assets for impairment annually during our fourth quarter or more frequently in the presence of circumstances or trends that may be indicators of impairment. The evaluation is a two step process. The first step is to compare our undiscounted cash flows, as projected over the remaining useful lives of the assets, to their respective carrying values. In the event that the carrying values are not recovered by future undiscounted cash flows, as a second step, the Company compares the carrying values to the related fair values and, if the fair value is lower, record an impairment adjustment. For purposes of fair value, the Company generally uses replacement costs for tangible fixed assets and discounted cash flows, using risk-adjusted discount rates, for intangible assets. These estimates are made by competent employees, using the best available information, under the direct supervision of our management. For tangible property, plant and equipment, there have been no changes in assumptions or methodologies in the three and nine month periods ended September 28, 2013 as compared to September 30, 2012. The Company did not have definite-lived intangible assets at September 28, 2013 and September 30, 2012.

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

Revenue Recognition - Revenue from manufactured homes sold to independent dealers generally is recorded when all of the following conditions have been met; (a) an order for the home has been received from the dealer, (b) an agreement with respect to payment terms (usually in the form of a written or verbal approval for payment has been received from the dealer’s flooring institution), and (c) the home has been shipped and risk of loss has passed to the dealer and collectability is reasonably assured.

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

The Company’s dilutive common stock equivalent shares as of September 30, 2012 include any incremental shares associated with the Company’s outstanding warrants. As of September 28, 2013 the Company did not have any outstanding warrants. All warrants expired on August 11, 2013.

See the detailed list of Common Stock Equivalents below.

			Common Stock Equivalents
			as of
Securities	Exercise Price	Expiration Date	September 28, 2013	September 30, 2012

Warrants:

Class B Warrants	$2.25	August 11, 2013	—	1,112,487

Total			—	1,112,487

Total common stock equivalents			—	1,112,487

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

NOTE 3 - INVENTORY

Inventory consisted of the following components:

	September 28,	December 31,
	2013	2012

Raw Materials	$1,005,848	$884,884
Work-in-Process	228,196	229,259
Finished Goods	559,670	433,580

Total Inventory	$1,793,714	$1,547,723

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

Inventory finance notes receivable, net, consisted of the following:

	September 28,	December 31,
	2013	2012

Inventory finance notes receivable - current	$2,776,743	$3,537,638
Inventory finance notes receivable - long-term	2,897,099	4,736,793
Allowance for loan loss	(211,840)	(329,500)

Total Inventory finance notes receivable	$5,462,002	$7,944,931

With respect to our inventory finance notes receivable, the risk of loss is spread over numerous borrowers. In addition to historical experience, borrower inventory levels and activity are monitored in conjunction with a third-party provider to estimate the potential for loss. The Company anticipates it will be able to resell any repossessed homes, thereby mitigating loss experience. If a default occurs and collateral is lost, the Company is exposed to loss of the full value of the note receivable. The Company recorded a (benefit)/provision for credit losses of $(117,660) and $70,870 for nine month period ending September 28, 2013 and September 30, 2012, respectively. The following table represents changes in the estimated allowance for loan losses:

	September 28,	September 30,
	2013	2012

Balance at beginning of period	$329,500	$200,940
(Benefit)/Provision for credit losses	(117,660)	70,870

Balance at end of period	$211,840	$271,810

NOTE 5 - ACCRUED EXPENSES

Accrued expenses consisted of the following:

	September 28,	December 31,
Category	2013	2012

Accrued dealer incentive program	$241,471	$268,754
Accrued third party billings	468,779	477,832
Accrued compensation	408,730	239,225
Accrued insurance	76,273	90,943
Accrued interest	11,163	17,394
Accrued repurchase commitment	116,605	106,280
Other	213,202	197,878

Total Accrued Expenses	$1,536,223	$1,398,306

NOTE 6 - PRODUCT WARRANTIES

The Company provides the retail home buyer a one-year limited warranty covering defects in material or workmanship in home structure, plumbing and electrical systems. The Company estimated warranty costs are accrued at the time of the sale to the dealer following industry standards and historical warranty cost incurred. Periodic adjustments to the estimated warranty accrual are made as events occur which indicate changes are necessary. As of September 28, 2013, the Company has recorded an accrued liability of $1,110,000 for estimated warranty costs relating to homes sold, based upon management’s assessment of historical experience factors and current industry trends. Management reviews its warranty requirements at the close of each reporting period and adjusts the reserves accordingly.

The following tabular presentation reflects activity in warranty reserves during the periods presented:

	For The Three Month Period Ended	For The Nine Month Period Ended
	September 28,	September 28,
	2013	2013
Balance at beginning of period	$1,080,000	$1,170,000
Warranty charges	353,303	967,070
Warranty payments	(323,303)	(1,027,070)

Balance at end of period	$1,110,000	$1,110,000

NOTE 7 - REVOLVING CREDIT LOANS

Effective September 10, 2013, Deer Valley renewed its $5,000,000 Revolving Credit Loan and Security Agreement with Fifth Third Bank, used for display model financing for dealers of the products produced by DVH (the “Display Model LOC”). The Display Model LOC has a two year term and has a variable interest rate at 4.00% above LIBOR or 4.1824% at September 28, 2013. As of September 28, 2013, the Company had an outstanding balance of $650,000 under the revolving credit loan.

Effective September 10, 2013, Deer Valley renewed its $3,000,000 Revolving Credit Loan and Security Agreement with Fifth Third Bank, used for short term working capital financing, letters of credit and as a bridge loan on financing the sale of retail units by DVH (the “Working Capital LOC”). The Working Capital LOC has a two year term and has a variable interest rate at 2.50% above LIBOR or 2.6824% at September 28, 2013. As of September 28, 2013, the Company had an outstanding balance of $1,550,000 under the revolving credit loan.

Effective April 12, 2013 Deer Valley entered into a Revolving Credit Loan and Security Agreement with its primary bank, used for funding “construction-to-permanent loans” prior to the issue of a certificate of occupancy and ultimate resale of the loan to either a private or government controlled long term financing entities. The $2,500,000 Facility has a two year term and has a variable interest rate at 4.0% above LIBOR. The loan is evidenced by a revolving credit note and secured by accounts receivable, inventory, equipment and all other tangible and intangible personal property of Deer Valley. As of September 28, 2013, the Company had an outstanding balance of $1,021,799 under the revolving credit loan.

The amount available under the revolving credit loans is equal to the lesser of $10,500,000 or an amount based on defined percentages of accounts receivable and inventories reduced by any outstanding letters of credit. At September 28, 2013, $6,855,088 was available under the revolving credit loans after deducting letters of credit of $65,000.

In addition to the revolving line of credit described in the preceding paragraph, DVH, during its normal course of business, is required to issue irrevocable standby letters of credit in the favor of independent third party beneficiaries to cover obligations under insurance policies. As of September 28, 2013, no amounts had been drawn on the above irrevocable letters of credit by the beneficiaries.

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

As of December 31, 2012, derivative financial instruments recorded as liabilities consisted of Class B Warrants indexed to 1,112,487 shares of our common stock with an exercise price of $2.25. The fair value of the Class B warrants as of December 31, 2012 was $0. The Company’s Class B Warrants expired on August 11, 2013.

The following tables summarize the effects on our income (loss) associated with changes in the fair values of our derivative financial instruments:

	Three months ended	Three months ended
	September 28, 2013	September 30, 2012
Class A Warrants (Class A-1 & Class A-2)	$—	$—
Class B Warrants	—	16,821
Class BD-2 Warrants	—	—
Class BD-3 Warrants	—	—
Class BD-4 Warrants	—	—
Class BD-5 Warrants	—	—

	$—	$16,821

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

December 31, 2012
Significant assumptions (or ranges):
Trading market values (1)	$0.60
Term (years) (3)	.61
Volatility (3)	44.8%
Risk-free rate (2)	0.06%

Fair value hierarchy:

(1)	Level 1 inputs are quoted prices in active markets for identical assets and liabilities, or derived there from. Our trading market values and the volatilities that are calculated thereupon are level 1 inputs.
(2)	Level 2 inputs are inputs other than quoted prices that are observable. We use the current published yields for zero-coupon US Treasury Securities, with terms nearest the remaining term of the warrants for our risk free rate.
(3)	Level 3 inputs are unobservable inputs. Inputs for which any parts are level 3 inputs are classified as level 3 in their entirety. The remaining term used equals the remaining contractual term as our best estimate of the expected term.

NOTE 10 - INCOME TAXES

Income Taxes:

The components of the provision for income taxes are as follows:

Nine months ended
September 28, 2013

Current income tax (benefit)	$(9,485)
Deferred income tax expense	210,269

Total income tax expense	$200,784

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

	Nine months ended
	September 28, 2013
		Impact on
	Amount	Rate
Income tax (benefit) at federal rate	$201,415	34.00%

State tax benefit, net of Federal effect	25,035	4.23%

Permanent Differences:
Meals and entertainment	15,765	2.66%
Officer’s life insurance	1,003	0.17%

Total permanent differences	$16,768	2.83%

True Up to Tax Return - Deferred Assets	(42,434)	-7.16%

Total income tax (benefit)	$200,784	33.90%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income taxes are as follows:

September 28, 2013

Current Deferred Tax Assets:
Warranty reserve	$424,309
Repurchase reserve	44,573
Loan loss reserve	80,978
Allowance for doubtful accounts	5,734
Inventory reserve	4,770
Accrued legal fees	3,823

Total Current Deferred Tax Asset	564,187

Non-Current Deferred Tax Assets:
Goodwill impairment	1,781,829

Total Non-Current Deferred Tax Assets	1,781,829

Non-Current Deferred Tax Liability:
Accelerated depreciation	(42,864)
Sale of assets	7,530

Total Non-Current Deferred Tax Liability	(35,334)

Total Deferred Tax Assets (Liabilities) - Net	$2,310,682

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Litigation - The Company in the normal course of business is subject to claims and litigation. Management of the Company is of the opinion that, based on information available, such legal matters will not ultimately have a material adverse effect on the financial position or results of operation of the Company.

Reserve for Repurchase Commitments - DVH is contingently liable under the terms of repurchase agreements with financial institutions providing inventory financing for retailers of DVH’s products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The risk of loss under these agreements is spread over numerous retailers. The price DVH is obligated to pay generally declines over the period of the agreement (typically 18 to 24 months) and the risk of loss is further reduced by the sale value of repurchased homes. The maximum amount for which the

Company is contingently liable under repurchase agreements is approximately $2,915,145 at September 28, 2013. As of September 28, 2013 the Company reserved $116,605 for future repurchase losses, based on prior experience and an evaluation of dealers’ financial conditions. DVH to date has not experienced significant losses under these agreements, and management does not expect any future losses to have a material effect on the accompanying financial statements.

NOTE 12 - EQUITY TRANSACTIONS

Common Stock Dividends - There were no dividends paid during the nine month period ended September 28, 2013.

Treasury Stock - Pursuant to a common stock repurchase program approved by our Board of Directors, a total of 223,148 shares were purchased during the nine month period ended September 28, 2013 at a cost of $140,574 and recorded as treasury stock.

NOTE 13 - SEGMENT INFORMATION

Our business segments consist of factory-built housing and financial services. Our chief decision making officer considers income (loss) from operations as the basis to measure segment profitability. The following table summarizes net sales, income (loss) from operations, and identifiable assets by segment for the three and nine month periods ended September 28, 2013 and September 30, 2012.

	For The Three Months Ended		For The nine Months Ended
	September 28, 2013	September 30, 2012	September 28, 2013	September 30, 2012

Revenues from external customers
Factory-built housing	$7,114,025	$6,279,416	$19,422,391	$18,973,951
Financial services	171,447	159,710	541,109	427,384

Total revenues	$7,285,472	$6,439,126	$19,963,500	$19,401,335

Income (loss) from operations
Factory-built housing	$362,244	$401,187	$709,588	$675,023
Financial services	130,231	71,265	358,900	155,464
General corporate expenses	(109,155)	(114,051)	(445,796)	(478,519)

Total income (loss) from operations	$383,320	$358,401	$622,692	$351,968

Identifiable assets by segment
Factory-built housing	$9,904,826	$10,064,217
Financial Services	6,675,761	7,460,462
Other	83,490	71,837

	$16,664,077	$17,596,516

Item 2.	Management’s Discussion and Analysis

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

Overview

The Company, through its wholly owned subsidiaries Deer Valley Homebuilders, Inc. (“DVH”) and Deer Valley Home Repair Services, Inc. (“DVHRS”), designs and manufactures factory built homes which are marketed in 14 states through a network of independent dealers, builders, developers and government agencies located primarily in the southeastern and south central regions of the United States. Our financial subsidiary, Deer Valley Financial Corp (“DVFC”), provides dealer inventory-secured financing for our factory built homes and provides bridge financing to an established mortgage originator for the funding of construction-to-permanent loans for ultimate resale.

Our business segments consist of factory-built housing and financial services. Our financial services provide qualified independent retail dealers and developers with inventory-secured financing for homes the Company produces and provides bridge financing for construction-to-permanent loans for ultimate resale. The Company does not maintain separate operating segments for regions and does not separately report financial information by geographic sales area because they are similar products using similar production techniques and sold to the same class of customer. See Note 13 – Segment Information of the Notes to Condensed Consolidated Financial Statements for information on our net sales, income from operations, and identifiable assets by segment for the three and nine month periods ended September 28, 2013 and September 30, 2012.

Industry and Company Outlook

The factory-built housing industry and the Company continue to operate at low production and shipment levels. According to data provided by the Manufactured Housing Institute (“MHI”), our industry shipped approximately 55,000 HUD code homes during the calendar year 2012, compared to approximately 52,000 homes shipped in 2011 and 50,000 homes shipped in both calendar years 2010 and 2009. From January to August 2013, industry HUD code shipments were approximately 39,750 units; an approximately 6 percent increase from the same period a year ago.

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

Before an emergence from current low shipment levels can occur, increased availability of consumer financing for the retail purchase of factory-built is necessary. Although, the overall demand for new homes has continued to show signs of improvement, the current lending environment that favors site-built housing and more affluent homebuyers has resulted in an adverse impact for buyers of factory-built homes. Restrictive underwriting guidelines, inconsistent appraisal processes, higher interest rates compared to site-built homes, regulatory burdens, reduction in the number of institutions lending to factory-built home buyers and limited secondary market availability for factory-built home loans are significant restraints to industry growth.

The Company’s executives continue to focus on challenges faced by our industry and the general economy. (i) As part of the Company’s strategic plan, management seeks to identify niche market opportunities where our custom building capabilities provide us with a competitive advantage. The Company continues to focus on the production of custom built, energy efficient, “heavy built homes” and has intensified efforts in innovative exterior elevations to meet the needs of homeowners, dealers and developers (ii) Management has addressed the limited availability of “dealer inventory financing” with the establishment of its wholly owned subsidiary, DVFC. The subsidiary was created to provide inventory-secured loans to qualified retail dealers and developers. (iii) Management has addressed a need for consumer financing by teaming with an established mortgage originator to increase the availability of affordable loans for qualified retail buyers of factory-built homes. (iv) The Company continues to focus on operating activities to improve manufacturing efficiencies and maintaining a conservative cost structure. (v) The Company continually looks for new market opportunities and expanding our product offering by developing product designs and production methods.

Manufacturing Operations

We produce all of our factory-built homes at our plant in Guin, Alabama. Our plant is currently staffed for a single shift; 40 hour work week and producing on average 20 “floors” per week. During the quarter ended September 28, 2013, the Company’s average production rate was approximately 17 “floors” produced per week or 49% of our maximum capacity of a single shift, 40 hour work week. As of September 28, 2013, our backlog of orders stood at approximately $3,100,000 or approximately 22 days at our current production rate. We have one idle plant located in Sulligent, Alabama.

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

Finance contracts require periodic installments of principal and interest over periods of up to twenty-four months. These notes are secured by a first priority secured interest in the inventory collateral and other security depending on borrower circumstances. Dealers who sell products utilizing inventory-secured financing are required to make immediate payment for those products to the Company upon sale to the retail customer. For the three month period ending September 28, 2013, approximately 30% of sales of the Company’s products utilized the Company’s inventory-secured financing program compared to approximately 46% for the three month period ended September 30, 2012.

Although inventory-secured financing continues to be in short supply for the industry’s wholesale distribution chain, recently a national lender introduced finance programs subject to less financial involvement of the manufacturer. The increased flexibility has allowed the Company to begin to reduce its involvement in direct inventory-secured financing. However, until greater access to credit for inventory financing becomes available participation in inventory-secured financing is needed to maintain our distribution base.

On April 12, 2013, the Company entered into a new credit arrangement with its primary bank by entering into a new Revolving Credit Loan and Security Agreement with its primary bank, which provides for a revolving line of credit in an amount not to exceed Two Million Five Hundred Thousand and No/100 Dollars ($2,500,000.00) (the “Construction Facility”). The Construction Facility is evidenced by a revolving credit note and secured by accounts receivable, inventory, equipment and all other tangible and intangible personal property of Deer Valley. The Loan matures on June 30, 2015 and has a variable interest rate of 4.00% above LIBOR. An event of default such as non-payment of amounts when due or a breach of a covenant may accelerate the maturity date of the facility. The facility provides for conditions to meet prior to each advance, including financial ratios.

Deer Valley’s financial subsidiary, DVFC is using proceeds from the Construction Facility to furnish up to total of $2.5 million dollars to CIS Financial Services, Inc. d/b/a CIS Home Loans (CIS), to provide on a revolving basis, 80% of the funding for “construction-to-permanent loans” prior to the issue of a certificate of occupancy and ultimate resale of the loan to either private or government controlled long term financing entities.

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

See Note 7 – Revolving Credit Loans of the Notes to Condensed Financial Statements for information on our $5,000,000 display model line of credit, $3,000,000 working capital line of credit, and the $2,500,000 Construction Facility.

Regulatory Developments

In 2010, the Dodd-Frank Act was passed into law. The Dodd-Frank Act is a sweeping piece of legislation, and the financial services industry is still assessing its implications. Congress detailed some significant changes, but the Dodd-Frank Act leaves many details to be determined by regulation and further study. The full impact will not be fully known for months or even years, as regulations that are intended to implement the Dodd-Frank Act are adopted by the appropriate agencies, and the text of the Dodd-Frank Act is analyzed by impacted stakeholders and possibly the courts. The Dodd-Frank Act established the CFPB to regulate consumer financial products and services. On January 10, 2013 the CFPB released certain mortgage finance rules required under the Dodd-Frank Act. These rules define standards for origination of “Qualified Mortgages,” establish specific requirements for lenders to prove borrowers’ ability to repay loans, and outline the conditions under which Qualified Mortgages will be subject to safe harbor limitations on liability to borrowers. Unless current efforts to modify the new rules are successful they will take effect in January 2014 and will apply to consumer credit transactions secured by a dwelling, which include chattel-only loans (manufactured home without land). The rules also establish interest rate and other cost parameters for determining which Qualified Mortgages fall under safe harbor protection. Among other issues, Qualified Mortgages with interest rates and other costs outside the limits will be “rebuttable” by borrowers and expose the lender and its assignees (including investors in loans, pools of loans, and instruments secured by loans or loan pools) to litigation and penalties. While many manufactured homes are currently financed with agency-conforming mortgages in which the ability to repay is verified and at interest rates and other costs that would be within the safe harbor limits, a significant amount of loans as currently written, especially chattel loans and non-conforming land-home loans, would fall outside the safe harbor. After the rules are in effect, lenders may become reluctant to write such loans, and investors reluctant to own or participate in owning such loans because of the uncertainty of potential litigation and other costs. If so, some prospective buyers of manufactured homes may be unable to secure financing necessary to complete purchases. In addition, compliance with the law may be costly from implementation of new processes, procedures, controls and infrastructure which may be required to comply with the regulations. Compliance may also create operational constraints and place limits on pricing. Failure to comply with these regulations, changes in these or other regulations, or the imposition of additional regulations, could affect our earnings, limit our access to capital and have a material adverse effect on our business and results of operations.

In 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, was passed into law. As enacted, the Health Reform Law reforms, among other things, certain aspects of health insurance. The Health Reform Law could increase our healthcare costs, adversely impacting the Company’s earnings.

Results of Operations

The following discussion examines the results of the Company’s operations for the three and nine month periods ended September 28, 2013. This discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and notes to the consolidated financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment by our management. It is also imperative that one read our December 31, 2012 Annual Report on Form 10-K and subsequent filings on Form 8-K.

HISTORICAL RESULTS – THREE AND SIX MONTH PERIODS ENDED SEPTEMBER 28, 2013 AND SEPTEMBER 30, 2012.

Revenues. Overall gross revenue for the three month period ended September 28, 2013 was $7,285,472 compared to $6,439,126 for the three month period ended September 30, 2012, representing an increase of $846,346, or approximately 13.1%. Overall gross revenue for the nine month period ended September 28, 2013 was $19,963,500 compared to $19,401,335 for the nine month period ended September 30, 2012, representing an increase of $562,165, or approximately 2.9%. The increase in revenue is primarily from an increase in the average sales prices. Our average wholesale price per unit increased to approximately $78,000 from $68,000 for the nine month period ended September 28, 2013, compared to the nine month period ended September 30, 2012. The increase in the average sales price is attributable to sales price adjustments from higher material costs and from a product mix of larger homes with greater amenities. Although we remain cautiously optimistic, several challenges such as persistently high unemployment levels, ongoing economic weakness and uncertainty, the restrictive mortgage lending environment and the threat of more foreclosures continue to hinder a robust recovery in the housing market.

Gross Profit. Gross profit for the three month period ended September 28, 2013 was $1,398,585 or 19.2% of total revenue compared to $1,341,812 or 20.8% of total revenue for the three month period ended September 30, 2012. Gross profit for the nine month period ended September 28, 2013 was $3,667,927 or 18.4% of total revenue compared to $3,477,546 or 17.9% of total revenue for the nine month period ended September 30, 2012. For the three month period gross profit as a percentage of sales decreased 1.6% compared to the prior year, the decrease is primarily attributable to an increase in warranty related costs of 1.05% and other direct and indirect overhead cost of .55%. For the nine month period gross profit as a percentage of sales increased ..50% compared to the prior year, the increase is primarily attributable to a decrease in labor and related costs of 1.35%, which were offset in part by an increase in warranty related cost of .80%. The Company includes the following types of expenses in cost of sales: purchase and receiving costs, freight in, direct labor, supply costs, warehousing, direct and indirect overhead costs, inspection, transfer, actual and accrued warranty, depreciation, and amortization costs.

Selling, General, and Administrative Expenses. Selling, general and administrative expenses for the three month period ended September 28, 2013 were $1,013,018 compared to $980,190 for the three month period ended September 30, 2012. Selling, general, and administrative expenses for the nine month period ended September 28, 2013 were $3,037,249 compared to $3,115,871 for the nine month period ended September 30, 2012. The decrease in selling, general and administrative expenses for the nine month period, primarily relates to a decrease in sales and marketing expenses. The Company includes the following types of expenses in selling, general and administrative expense: sales salaries, sales commissions, bad debt expense, advertising, administrative overhead, administrative salaries and bonuses and legal and professional fees.

Net Income. The net income for the three month period ended September 28, 2013 was $263,923 compared to net income of $222,806 for the three month period ended September 30, 2012, representing an increase in net income of $41,117. The net income for the nine month period ended September 28, 2013 was $391,612 compared to net income of $211,750 for the nine month period ended September 30, 2012, representing an increase in net income of $179,862. The increase in net income for the three and nine month periods ended September 28, 2013 compared to the three and nine month periods ended September 30, 2012, is primarily attributable to an increase in revenues.

Liquidity and Capital Resources

Management believes that the Company currently has sufficient cash flow from operations, available bank borrowings, cash, and cash equivalents to meet its short-term working capital requirements. The Company had $1,691,162 in cash and cash equivalents as of September 28, 2013, compared to $2,434,227 in cash and cash equivalents and short-term investments as of December 31, 2012. The decrease in cash and cash equivalents is primarily attributable to an increase in accounts receivable. The increase in accounts receivable is primarily driven by a smaller percentage of sales of our products utilizing the Company’s inventory secured finance program. Should our costs and expenses prove to greater than we currently anticipate or should we change our current business plan in a manner which will increase or accelerate our anticipated costs or capital demand, such as through the acquisition of new products, our working capital could be depleted at an accelerated rate.

As of September 28, 2013, the aggregate balance on our loan facilities was $3,221,799. In addition, we have a real estate loan from its primary bank that had a balance, as of September 28, 2013, of $973,400.

1 – Cash flow from operating activities:

For the nine month period ended September 28, 2013, operating activities provided net cash of $1,148,602 primarily as a result of the following:

(a)	a decrease in inventory finance notes receivable of $2,600,589 (a source of cash), primarily as a result of a national inventory lender returning to the market, and

(b)	a decrease in deferred tax asset of $210,269 ( a source of cash), and

(c)	an increase in accounts payable and accrued expenses of 375,618 (a source of cash), which were partially offset by,

(d)	an increase in accounts receivable of $982,658 (a use of cash), primarily as a result of a return to normal production levels subsequent to holiday shutdown period at December 31, 2012 and a smaller percentage of sales utilizing the Company’s inventory secured financing,

(e)	an increase in inventories of $245,991 (a use of cash), primarily as a result of a return to normal production levels subsequent to holiday shutdown period at December 31, 2012, and

(f)	an increase in construction loan receivables of $1,069,007 (a use of cash), as result of the initial funding of construction-to-permanent loans.

2 – Cash flow from investing activities:

The net cash used in investing activities for the nine month period ending September 28, 2013 was $128,693, which reflects capitalization of normal operating purchases of equipment.

3 – Cash flow from financing activities:

The net cash used in financing activities for the nine month period ending September 28, 2013 was $1,762,974, which is primarily attributable purchases of treasury stock at a cost of $140,574, scheduled principal payments of long-term debt of $94,200, and net repayments of revolving credit loans of $1,528,200.

The Company is contingently liable under the terms of the repurchase agreements with financial institutions providing inventory financing for retailers of our products. For more information on the repurchase agreements, including the Company’s contingent liability there under, please see “Reserve for Repurchase Commitments” below.

DVH, during its normal course of business, is required to provide irrevocable standby letters of credit to cover obligations under its workers compensation insurance policy in the amount of $65,000. As of September 28, 2013, no amounts had been drawn on the above irrevocable letters of credit by the beneficiaries.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments which affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. For a description of those estimates, see Note 2, Summary of Significant Accounting Policies, contained in the explanatory notes to the Company’s financial statements for the quarter ended September 28, 2013, contained in this filing and the Company’s Form 10-K for December 31, 2012. On an ongoing basis, we evaluate our estimates, including those related to reserves, deferred tax assets, valuation allowances, impairment of long-lived assets, fair value of equity instruments issued to consultants for services, and estimates of costs to complete contracts. We base our estimates on historical experience and on various other assumptions which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities which are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. However, we believe that our estimates, including those for the above-described items, are reasonable.

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

Warranties

We provide our retail buyers with a one-year limited warranty covering defects in material or workmanship, including plumbing and electrical systems. We record a liability for estimated future warranty costs relating to homes sold, based upon our assessment of historical experience and industry trends. In making this estimate, we evaluate historical sales amounts, warranty costs related to homes sold and timing in which any work orders are completed. The Company has accrued a warranty liability reserve of $1,110,000 on its balance sheet as of September 28, 2013. Based on management’s assessment of historical experience and current trends in wholesale shipments and dealer inventories we decreased our warranty provision by $30,000 for the quarter ended September 28, 2013. Although we maintain reserves for such claims, there can be no assurance that warranty expense levels will remain at current levels or that the reserves that we have set aside will continue to be adequate. A large number of warranty claims which exceed our current warranty expense levels could have a material adverse effect upon our results of operations.

Volume Incentives Payable

We have relied upon volume incentive payments to our independent dealers who retail our products. These volume incentive payments are accounted for as a reduction to gross sales, and are estimated and accrued when sales of our factory-built homes are made to our independent dealers. Volume incentive reserves are recorded based upon the annualized purchases of our independent dealers who purchase a qualifying amount of home products from us. We accrue a liability to our dealers, based upon estimates derived from historical payout rates. We had a reserve for volume incentives payable of $241,471 as of September 28, 2013.

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

The maximum amount for which the Company is contingently liable under such agreements amounted to approximately $2,915,145 as of September 28, 2013, as compared to $2,675,000 as of September 30, 2012. As of September 28, 2013 and September 30, 2012, we had reserves of $116,605 and $106,885, respectively, established for future repurchase commitments, based upon our prior experience and evaluation of our independent dealers’ financial conditions. Deer Valley to date has not experienced any significant losses under these agreements; consequently, management does not expect any future losses to have a material effect on our accompanying financial statements.

Allowance loan loss for Inventory Finance Notes Receivable

The Company offers inventory-secured financing for its products to qualified retail dealers and developers. Finance contracts require periodic installments of principal and interest over periods of up to 24 months. The Company periodically evaluates the collectability of our notes receivable and considers the need to establish an allowance for doubtful accounts based upon our historical collection experience. The Company had a total inventory-secured financing receivable of $5,673,842 as of September 28, 2013. We have established an allowance for doubtful accounts of $211,840 as of September 28, 2013 and $271,810 at September 30, 2012.

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

Recent accounting pronouncements

Recent accounting pronouncements – We have reviewed accounting pronouncements and interpretations thereof that have effective dates during the periods reported and in future periods. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

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

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending September 28, 2013 covered by this Quarterly Report on Form 10-Q. Based upon our evaluation of disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Changes in Internal Controls over Financial Reporting

During the quarter ended September 28, 2013, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of the date of this filing, there are no material pending legal or governmental proceedings relating to our Company or properties to which we are a party, and except as set forth below, to our knowledge there are no material proceedings to which any of our directors, executive officers, or affiliates are a party adverse to us or which have a material interest adverse to us.

On September 17, 2013, Mr. Shadron Stastney resigned from the Company’s board of directors. On September 18, 2013, without admitting or denying the findings of the Securities and Exchange Commission (the “SEC”), Mr. Stastney consented to the entry of an administrative order (the “Order”) by the SEC instituting administrative and cease-and-desist proceedings pursuant to Sections 203(f) and 203(k) of the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and Section 9(b) of the Investment Company Act of 1940, as amended. The order, entitled In the Matter of Shadron L. Stastney, resolved issues relating to a failure to disclose a material conflict of interest to the trustee of Vicis Capital Master Fund (the “Fund”) and the engagement in an undisclosed principal transaction with the Fund. In conjunction with the Order, Mr. Stastney agreed to cease and desist from committing or causing any violations and any future violations of Sections 206(2) and 206(3) of the Advisers Act, to be barred from association with any investment adviser, broker, dealer, municipal securities dealer, or transfer agent and prohibited from serving or acting as an employee, officer, director, member of an advisory board, investment adviser or depositor of, or principal underwriter for, a registered investment company or affiliated person of such investment adviser, depositor, or principal underwriter, with the right to apply for reentry after eighteen months (except that he may continue to remain associated with Vicis Capital, LLC as a managing member solely for the purpose of engaging in activities and taking actions that are reasonably necessary to wind down the Fund, subject to the oversight of an independent monitor paid for by Mr. Stastney), and pay disgorgement of $2,033,710.46, prejudgment interest of $501,385.06, and a civil monetary penalty of $375,000. To the Company’s knowledge, no other director, officer, or five percent owner of the Company has, during the last five years, been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to, federal or state securities laws or finding any violation with respect to such laws.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Treasury Stock – Pursuant to a common stock repurchase program approved by our Board of Directors, a total of 223,148 shares were purchased during the nine month period ended September 28, 2013 at a cost of $140,574 and recorded as treasury stock.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
Month #1 Jan. 1 to Jan. 31, 2013	81,545	$.62	0	0
Month #2 Feb. 1 to Feb. 28, 2013	30,000	$.65	0	0
Month #3 Mar. 1 to Mar. 31, 2013	20,003	$.65	0	0
Month #4 Apr. 1 to Apr. 30, 2013	4,951	$.65	0	0
Month #5 May 1 May 31, 2013	28,554	$.62	0	0
Month #6 June 1 to June 30, 2013	11,170	$.65	0	0
Month #7 July 1 to July 31, 2013	12,140	$.64	0	0
Month #8 August 1 to August 31, 2013	22,512	$.61	0	0
Month #9 September 1 to September 30, 2013	12,273	$.64	0	0

Total (1)	223,148	$.63	0	0

(1)	Total does not include 66 shares of the Company’s common stock repurchased by the Company between October 1, 2013 and October 31, 2013 at an average price of $.65 per share.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None

Item 5.	Exhibits

Exhibit No.	Description

3.01	Articles of Incorporation of Deer Valley Corporation. (1)

3.02	Bylaws of Deer Valley Corporation. (1)

4.01	Certificate of Designation, Rights, and Preferences of Series A Convertible Preferred Stock. (1)

4.02	Certificate of Designation, Rights, and Preferences of Series B Convertible Preferred Stock. (1)

4.03	Certificate of Designation, Rights, and Preferences of Series C Convertible Preferred Stock. (1)

4.04	Certificate of Designation, Rights, and Preferences of Series D Convertible Preferred Stock. (1)

4.05	Certificate of Designation, Rights, and Preferences of Series E Convertible Preferred Stock. (2)

10.1	Revolving Credit Loan and Security Agreement – $2,500,000 (3)

10.2	Revolving Credit Note – $2,500,000 (3)

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 7, 2013. (4)

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 7, 2013. (4)

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 7, 2013. (4)

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 7, 2013. (4)

101.INS	XBRL Instance Document (4)

101.SCH	XBRL Taxonomy Extension Scheme Document (4)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (4)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (4)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (4)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (4)

(1)	Previously filed as an exhibit to the Form 8-K, filed with the SEC on July 28, 2006 and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Form 10-QSB, filed with the SEC on November 20, 2006 and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Form 8-K, filed with the SEC on April 19, 2013 and incorporated herein by reference
(4)	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Deer Valley Corporation

(Registrant)

Dated: November 7, 2013	By:	/s/ Charles G. Masters
Charles G. Masters
President & Chief Executive Officer