Form 10-K
period 2013-12-28
DEER VALLEY CORP
filed 2014-03-20
CIK 95047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2013

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

The issuer’s revenues for its most recent fiscal year were $28,937,716. The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2013 was $1,746,9611. As of March 1, 2014, the number of shares outstanding of the Registrant’s common stock (excluding 2,352,761 shares of treasury common stock) was 15,433,423, of which 12,793,806 shares of common stock were held by affiliates.

[1]	Market value based upon sale price of $.65 occurring on June 30, 2013.

DEER VALLEY CORPORATION

2013 FORM 10-K

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

Business of the Issuer

Overview

The Company, through its wholly owned subsidiaries DVH and DVHRS, design and manufacture factory built homes which are marketed in 14 states through a network of independent dealers, builders, developers and government agencies located primarily in the southeastern and south central regions of the United States. Our financial subsidiary, DVFC, provides dealer inventory-secured financing for our factory built homes and provides bridge financing to an established mortgage originator for the funding of construction-to-permanent loans for ultimate resale.

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

Our business segments consist of factory-built housing and financial services. Our financial services business provides qualified independent retail dealers and developers inventory-secured financing for homes the Company produces. Otherwise, the Company does not maintain separate operating segments for regions and does not separately report financial information by geographic sales area because they are similar products using similar production techniques and sold to the same class of customer. See Note 15 - Segment Information of the notes to Consolidated Financial Statements for information on our net sales, income from operations, and identifiable assets by segment for the periods ended December 28, 2013 and December 31, 2012.

Manufacturing Operations

We produce all of our factory built homes at our plant in Guin, Alabama, which normally operates on a single shift, five-day work week. The Company’s average production rate was approximately 19 “floors” produced per week, during the fourth quarter of 2013 and approximately 16 “floors” produced per week for the fiscal year 2013. As of December 28, 2013, our backlog of orders stood at 9 production days.

Our plant in Guin, Alabama operated at a capacity of 56% and 46% during the quarter ended December 28, 2013 and the fiscal year ended December 28, 2013, respectively. We have one idle plant located in Sulligent, Alabama.

The Company manufacturers homes that are designed as primary residences ready for immediate occupancy. Most of our homes are customized at the Company’s factory to the home buyers’ specifications. The Company has concentrated on the medium to higher priced segments of the manufactured housing market.

While our homes are constructed with many of the same components and building materials used in site-built homes, we utilize a cost-efficient assembly line manufacturing process which enables us to produce a quality home at a significantly lower cost per square foot than a traditional, site-built home. Lower costs are achieved through bulk quantity purchase of building materials, production workforce is trained and managed more efficiently and effectively than the system of contract labor typical in the construction industry. The indoor building process allows work crews to avoid delays caused by outside factors, such as inclement weather, vandalism and theft that are common at traditional home sites.

The principal raw materials used in the production of our homes include wood, wood products, panels, steel, sheetrock, vinyl siding, gypsum wallboard, fiberglass insulation, carpet, appliances, electrical items, windows, roofing materials, electrical supplies, roof trusses, and plumbing fixtures. We believe that the raw materials used in the production of our factory-built homes are readily available from a wide variety of suppliers and that the loss of any single supplier would not have a material adverse effect on our business.

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

Backlog of Orders and Sales Policies

Substantially all production of our factory-built homes is initiated against specific orders. As of December 28, 2013, our total backlog of orders stood at $1,100,000, compared to $1,690,000 at December 31, 2012. Dealer orders are subject to cancellation prior to commencement of production, however, because we operate in an industry where order lead times are extremely short such cancellations rarely occur. Because we initiate production against a specific product order, we do not have significant inventories of finished goods or a backlog of product orders, we do not view backlog to be indicative of the level of our future revenues.

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

Products

Most of our homes are constructed in accordance with the National Manufactured Home Construction and Safety Standards promulgated by HUD. We also produce modular homes constructed in accordance with the local building codes in effect at the point of delivery. Of the homes we produced in 2013, approximately 76% were HUD code homes and approximately 24% were modular homes. The following table sets forth certain sales information for 2013 and 2012:

Shipments	2013 – Floors	2013 – Units	2012 – Floors	2012 – Units
HUD-Code	578	279	622	306
Modular	186	78	137	64

Total	764	357	759	370

We offer a variety of different floor plans, ranging in size from approximately 840 to more than 3,000 square feet. A single section home is generally 600 to 1,300 square feet, while multi section homes built with two or more modules range from 1,400 to more than 3,000 square feet. We are constantly introducing new designs, features and accessories to appeal to changing trends and consumer feedback. Many of our homes are customized to homebuyers’ specifications and have features associated with site-built homes, such as central heating and air conditioning, name-brand appliances, carpeting, cabinets, walk-in closets, porches, 1/2 inch drywall, thermally sealed double-paned low-e windows, enhanced insulation, oak cabinets, and six inch exterior wall construction standards. We believe that our willingness to offer superior construction standards, energy efficient homes and customize floor plans and design features to match homebuyers’ preferences are principal factors which differentiate us from our competitors.

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

The Company continues to expand its product offerings in its modular home line. The homes are currently offered in fourteen states: Alabama, Arkansas, Florida, Georgia, Illinois, Kansas, Kentucky, Louisiana, Mississippi, Missouri, Oklahoma, Tennessee, Texas and West Virginia. These modular homes include front load porch designs to accommodate the narrow lot lines typical in coastal areas. Our modular homes are constructed to withstand a 110 mile per hour wind load. In addition, we offer an optional 140 mile per hour wind load feature on our modular homes. The Company is seeking to expand into other states with new designs to fulfill the demand among builders and developers for factory-built structures. Typical features in our modular homes include “heavy built” construction very similar to Deer Valley Homebuilders, Inc.’s other offerings. The Company will perform customization in this line of modular homes, as each builder has different needs.

Our modular homes must be constructed in accordance with the local building codes in effect at the point of delivery. These codes vary from state to state and also within states. We build our modular homes to the standards of the International Residential Code (“IRC”). The IRC has been adopted wholesale by several states and by selected localities in many others.

Due to the nature of our business, we do not have a significant formal research and development program and we do not allocate significant funds for research and development activities. Instead we rely on constant consumer feedback from our network of dealers, developers and vendors to continually review our product offerings, expand product designs, production methods and marketing strategies.

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

Independent Dealer Network, Sales and Marketing

As of the date of this filing, we had approximately 55 participating independent dealers marketing our factory-built homes at around 60 locations. Our independent dealers are not required to exclusively sell our homes and will typically choose to offer the products of other manufacturers in addition to ours. We do not have written exclusive agreements with our independent dealers and do not have any control over the operations of, or financial interest in, any of our independent dealers. During 2013, the Company did not have sales to any one customer of greater than 10%. During 2012, the Company had sales to one customer of approximately 12%. These sales were made through the Company’s network of independent distributors.

The utilization of our independent dealer network has enabled us to avoid the substantial investment in management, capital, and overhead associated with company-owned sales centers. Although we do not rely upon exclusive dealer arrangements, we typically rely upon a single dealer within a given geographical market to distribute our products. We believe our strategy of selling our homes through independent dealers helps to ensure that our homes are competitive with those of other companies in terms of quality, consumer acceptability, product design, and price.

During the fiscal year ended December 28, 2013, we estimate that the percentage of our revenues by region was as follows:

Regions	Primary States	Percentage of Revenue by Region
East South Central	Alabama, Kentucky, Mississippi, Tennessee	39%
West South Central	Arkansas, Louisiana, Oklahoma, Texas	48%
South Atlantic	Florida, Georgia, West Virginia	9%
North Central	Kansas, Illinois, Missouri	4%

Sales information provided above is merely a geographic indicator to the reader of where the Company’s products are sold by region. The Company does not maintain separate operating segments and does not separately report financial information, by geographic sales area or otherwise, for separate operating segments.

Financial Operations

The Company offers inventory-secured financing for its products to a limited number of qualified retail dealers and developers. Products shipped to dealers under the Company’s inventory-secured financing program are recorded by the Company as sales and the dealers’ obligations to the Company are reflected as inventory finance notes receivable.

Finance contracts typically require periodic installments of principal and interest over periods of up to twenty-four months. These notes are secured by a first priority secured interest in the inventory collateral and other security depending on borrower circumstances. Dealers who sell products utilizing inventory-secured financing are required to make immediate payment for those products to the Company upon sale to the retail customer. This type of inventory-secured financing accounted for approximately, 36% of the Company’s sales during 2013, compared to 47% of the Company’s sales during 2012.

Although inventory-secured financing continues to be restrictive for the industry’s wholesale distribution chain, recently a national lender introduced finance programs subject to less financial involvement of the manufacturer. The increased flexibility has allowed the Company to begin to reduce its involvement in direct inventory-secured financing. However, until greater access to credit for inventory financing becomes available participation in inventory-secured financing is needed to maintain our distribution base.

On April 12, 2013, the Company entered into a new credit arrangement with its primary bank by entering into a new Revolving Credit Loan and Security Agreement, which provides for a revolving line of credit in an amount not to exceed Two Million Five Hundred Thousand and No/100 Dollars ($2,500,000.00) (the “Construction Facility”). The Construction Facility is evidenced by a revolving credit note and secured by accounts receivable, inventory, equipment and all other tangible and intangible personal property of Deer Valley. The Loan matures on June 30, 2015 and has a variable interest rate of 4.00% above LIBOR. An event of default such as non-payment of amounts when due or a breach of a covenant may accelerate the maturity date of the facility. The facility provides for conditions to meet prior to each advance, including financial ratios.

Deer Valley’s financial subsidiary, DVFC is using proceeds from the Construction Facility to furnish up to a total of $2.5 million dollars to CIS Financial Services, Inc. d/b/a CIS Home Loans (CIS), to provide on a revolving basis, 80% of the funding for “construction-to-permanent loans” prior to the issue of a certificate of occupancy and ultimate resale of the loan to either private or government controlled long term financing entities.

Single-closing, construction-to-permanent mortgage is a common form of financing for new site-built homes. Often, however, it is not readily available to buyers of factory-built homes. This specific source of retail financing is important for the factory-built housing industry. Through this arrangement with CIS, Deer Valley is able to assist its dealers and homebuyers with increased availability of this type of retail financing to the buyers of factory-built homes.

See Note 8 - Revolving Credit Loans of the Notes to Consolidated Financial Statements for information on our $5,000,000 display model line of credit, $3,000,000 working capital line of credit, and the $2,500,000 Construction Facility.

Continuing Operations

Factory-Built Homes - Industry Trends

Although, the manufactured housing industry continues to operate at historically low production and shipment levels, 2013 represents the third consecutive year of growth for industry shipments of HUD code homes. According to data provided by the Manufactured Housing Institute (“MHI”), our industry shipped approximately 60,000 HUD code manufactured homes for the calendar year 2013, compared to approximately 55,000 HUD code manufactured homes for the calendar year 2012.

The manufactured housing industry and Company home sales continue to struggle due to ongoing economic challenges. Low consumer confidence levels and high unemployment and underemployment rates are two of the most significant challenges affecting buyers of factory-built homes. Low consumer confidence regarding the outlook for jobs is not conducive for potential customers to commit to a home purchase. Historically lower-income households are among the largest segments of new factory-built home purchasers. Lower-income households are particularly affected by high unemployment and underemployment rates.

We believe our market and housing in general have reached bottom and continue to show signs of improvement; however, we expect that there may be periods of volatility in the future. We believe that, as employment and consumer confidence levels improve, pent-up demand will be released, and, gradually, more buyers will enter the market. We believe the key to full recovery in our business depends on these factors as well as an increased availability of consumer financing for the retail purchase of manufactured homes.

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

The Company addressed the limited availability of “dealer inventory financing” by the creation of DVFC. DVFC was created to provide inventory-secured loans to qualified retail dealers and developers. Through the establishment of the financial subsidiary, Deer Valley has moved to counter the credit squeeze that many of the Company’s existing dealers are experiencing. The existence of DVFC also positions the Company to potentially gain “shelf space” at additional independent dealer sales centers in regions where the Company is not currently represented. The Company continues to fund the financial subsidiary through the reallocation of existing cash reserves in combination with funds available from its commercial bank credit facility. Administrative services for DVFC’s new inventory-secured loan program are provided by a third party financial servicing company.

In connection with an inventory-secured financing arrangement by third parties, the financial institution that provides the independent dealer financing customarily requires DVH to enter into a separate repurchase agreement with the financial institution, under which DVH is obligated, upon default by the independent dealer, to repurchase the home at the original invoice price less the cost of all damaged/missing items, plus certain administrative and shipping expenses. The repurchase agreement relates to homes located on an authorized dealer’s lot and in new, sellable condition. As a result, the potential repurchase liability may be offset by the value of the repurchased house. The risk of loss which we face under these repurchase agreements is also lessened by additional factors listed under Item 7 of this filing, at “Reserve for Repurchase Commitments.”

As of December 28, 2013, DVH’s contingent repurchase liability under inventory-secured financing arrangements through independent dealers was approximately $2,915,000. While homes repurchased by DVH under inventory-secured financing arrangements are usually sold to other dealers, no assurance can be given that DVH will be able to sell to other dealers homes which it may be obligated to repurchase in the future or that DVH will not suffer more losses with respect to, and as a consequence of, those arrangements than we have accrued in our financial statements.

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

The capital requirements for entry as a producer in the factory-built housing industry are relatively small in comparison to potential revenue. However, entry into the industry remains a challenge due to the repurchase requirements imposed by the inventory-secured financing obtained by dealers. In addition, we believe that the qualifications for obtaining inventory financing, which are based upon the financial strength of the manufacturer and each of its dealers, have recently become more difficult to meet due to the departure of financial institutions from the market and efforts of our competitors to add dealers to their sales network.

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

Our HUD Code and modular homes are also subject to local zoning and housing regulations. Utility connections are subject to state and local regulation, which must be followed by the dealer or other person installing the home. A number of states require HUD Code and modular home producers to post bonds to ensure the satisfaction of consumer warranty claims. Several states have adopted procedures governing the installation of HUD Code and modular homes. We have complied with these requirements in each of the staes in which we operate.

In 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) was passed into law. The Dodd-Frank Act is a sweeping piece of legislation, and the financial services industry is still assessing its implications. Congress detailed some significant changes, but the Dodd-Frank Act leaves many details to be determined by regulation and further study. The full impact will not be fully known for months or even years, as regulations that are intended to implement the Dodd-Frank Act are adopted by the appropriate agencies, and the text of the Dodd-Frank Act is analyzed by impacted stakeholders and possibly the courts. The Dodd-Frank Act established the Consumer Finance Protection Bureau (“CFPB”) to regulate consumer financial products and services. On January 10, 2013 the CFPB released certain mortgage finance rules required under the Dodd-Frank Act. These rules define standards for origination of “Qualified Mortgages,” establish specific requirements for lenders to prove borrowers’ ability to repay loans, and outline the conditions under which Qualified Mortgages will be subject to safe harbor limitations on liability to borrowers. The rules became effective January 10, 2014 apply to consumer credit transactions secured by a dwelling, which include chattel-only loans (manufactured home without land). The rules also establish interest rate and other cost parameters for determining which Qualified Mortgages fall under safe harbor protection. Among other issues, Qualified Mortgages with interest rates and other costs outside the limits will be “rebuttable” by borrowers and expose the lender and its assignees (including investors in loans, pools of loans, and instruments secured by loans or loan pools) to litigation and penalties. While many manufactured homes are currently financed with agency-conforming mortgages in which the ability to repay is verified and at interest rates and other costs that would be within the safe harbor limits, a significant amount of loans as currently written, especially chattel loans and non-conforming land-home loans, would fall outside the safe harbor. After the rules are in effect, lenders may become reluctant to write such loans, and investors reluctant to own or participate in owning such loans because of the uncertainty of potential litigation and other costs. If so, some prospective buyers of manufactured homes may be unable to secure financing necessary to complete purchases. In addition, compliance with the law may be costly from implementation of new processes, procedures, controls and infrastructure which may be required to comply with the regulations. Compliance may also create operational constraints and place limits on pricing. Failure to comply with these regulations, changes in these or other regulations, or the imposition of additional regulations, could affect our earnings, limit our access to capital and have a material adverse effect on our business and results of operations.

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

Employees

As of December 28, 2013, we had 188 employees, all of whom are full-time. None of our employees are represented by a labor union and we consider our relationships with our employees to be good.

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

ITEM 4.	MINE SAFETY DISCLOSURES

None

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND REGISTANT REPURCHASES OF SECURITIES

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

	High	Low
2012 Quarter Ended
March 31, 2012	$.70	$.55
June 30, 2012	$.80	$.46
September 30, 2012	$.80	$.70
December 31, 2012	$.75	$.54
2013 Quarter Ended
March 30, 2013	$.65	$.60
June 29, 2013	$.80	$.60
September 28, 2013	$.65	$.59
December 28, 2013	$.66	$.65

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

Holders Of Common Stock

On March 1, 2014, there were 307 registered holders or persons otherwise entitled to hold our common shares pursuant to a shareholders’ list provided by our transfer agent, Computershare Investor Services, N.A. The number of registered shareholders excludes any estimate by us of the number of beneficial owners of common shares held in street name.

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

The Company did not issue any stock options or warrants pursuant to an equity compensation plan during 2013 or 2012. There were no outstanding stock options as of December 28, 2013 and December 31, 2012.

Recent Sales of Unregistered Securities

Except as reported in previous filings, we did not sell any securities in transactions which were not registered under the Securities Act in the fiscal year ended December 28, 2013.

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

Overview

The Company, through its wholly owned subsidiaries DVH and DVHRS, designs and manufactures factory built homes which are marketed in 14 states through a network of independent dealers, builders, developers and government agencies located primarily in the southeastern and south central regions of the United States. Our financial subsidiary, DVFC, provides dealer inventory-secured financing for our factory built homes and provides bridge financing to an established mortgage originator for the funding of construction-to-permanent loans for ultimate resale.

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

Our business segments consist of factory-built housing and financial services. Our financial services business provides qualified independent retail dealers and developers inventory-secured financing for homes the Company produces. Otherwise, the Company does not maintain separate operating segments for regions and does not separately report financial information by geographic sales area because they are similar products using similar production techniques and sold to the same class of customer. See Note 15 - Segment Information of the notes to Consolidated Financial Statements for information on our net sales, income from operations, and identifiable assets by segment for the periods ended December 28, 2013 and December 31, 2012.

Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment by our management. Information for the year ended December 28, 2013 and year ended December 31, 2012 is that of the Company on a consolidated basis with DVH, DVFC and DVHRS.

Revenues. The Company had gross revenues of $28,937,716 in fiscal year 2013, as compared to $26,220,656 in fiscal year 2012. Accordingly, revenues increased $2,717,060 or an increase of 10.4% compared to the prior year. The increase in revenue for 2013, is primarily attributable to an increase in the average wholesale price per unit in 2013 compared to prior year. Our average wholesale price per unit increased to approximately $79,000 in fiscal year 2013, as compared to $69,250 in fiscal year 2012. The increase in the average wholesale price is primarily the result of a change in the product mix. Our product mix in 2013 featured a greater percentage of modular homes and homes featuring innovative exterior elevations. Although we remain cautiously optimistic, several challenges such as persistently high unemployment levels and low consumer confidence levels continue to hinder a recovery for our industry and the Company’s sales.

Gross Profit. Gross profit was $5,542,376 or 19.2% of total revenue for 2013, compared to $4,939,821 or 18.8% of total revenue for 2012. The increase in gross profit as a percentage of revenue is primarily the result of changes in the product mix. The Company includes the following types of expenses in cost of sales: purchase and receiving costs, freight in, direct labor, supply costs, warehousing, direct and indirect overhead costs, inspection, transfer, actual and accrued warranty, depreciation, and amortization costs.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses for the fiscal year ending December 28, 2013 were $4,147,385, compared to $4,111,943 for the fiscal year 2012. Selling, general and administrative cost increased $35,442 for the fiscal year ending December 28, 2013, in comparison to the corresponding period for 2012. The increase in our selling, general and administration expenses is due to an increase in salaries and wages compared to the same corresponding period for 2012. The Company includes the following types of expenses in selling, general and administrative expense: sales salaries, sales commissions, bad debt expense, advertising, administrative overhead, administrative salaries and bonuses and legal and professional fees.

Operating Income. Operating income is derived by deducting cost of revenue, depreciation and amortization and selling, general and administration expenses from total revenue. Operating income for 2013 was $1,384,296 compared to $814,989 in 2012. Accordingly, operating income increased $569,307 or an increase of 69.9% compared to the prior year. The improvement was due to the increase in revenue and gross profit discussed above.

Other Income (Expense). Derivative income for the year ended December 31, 2012 was $34,486. The Company did not have any derivative income or expenses for the year ended December 28, 2013. Our derivative income/expense represents changes in the fair value of our derivative warrants. These derivative liabilities are sensitive to changes in the trading market price of our common stock and the total number of common shares indexed to derivative instruments. The decrease in derivative income is due to expiration of 1,112,487 Class B warrants in August 2013. See Note 10 - Derivative Liabilities of the notes to Consolidated Financial Statements for additional disclosure data.

Income Tax Expense. An income expense of $528,546 was recognized for the year ended December 28, 2013, compared to an income tax benefit of $37,956 for the year ended December 31, 2012. For the year ended December 31, 2012, we reversed all of the previously recorded valuation allowance for deferred tax assets after determining that realization of the deferred tax assets was more likely than not. This determination was based upon our achieving historical profitability and our outlook for ongoing profitability. See Note 11 – Income Taxes of the notes to Consolidated Financial Statements for additional disclosure data.

Net Income. The net income for 2013 was $815,233 or .05 per diluted share, compared to net income of $839,135, or .06 per diluted share, in 2012.

Net Income attributable to common stockholders - Net income attributable to common stockholders represents our net income as adjusted for deemed dividends on redemption on our preferred stock. See Note 13 - Equity Transactions of the Consolidated Financial Statements for additional disclosure data.

Liquidity and Capital Resources

Management believes that the Company currently has sufficient cash flow from operations, available bank borrowings, cash, and cash equivalents to meet its short-term working capital requirements. The Company had $3,107,213 in cash and cash equivalents as of December 28, 2013, compared to $2,434,227 in cash and cash equivalents as of December 31, 2012. The increase in cash and cash equivalents is primarily attributable to the decrease in our inventory finance receivable. Although inventory-secured financing continues to be in short supply for the industry’s wholesale distribution chain, recently a national lender introduced finance programs subject to less financial involvement of the manufacturer. The increased flexibility has allowed the Company to begin to reduce its involvement in direct inventory-secured financing. Nevertheless, until greater access to credit for inventory financing becomes available participation in inventory-secured financing is needed to maintain our distribution base. Should our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner which will increase or accelerate our anticipated costs or capital demand, such as through the acquisition of new products, our working capital could be depleted at an accelerated rate.

For the fiscal year ended December 28, 2013, our operating activities provided net cash of $2,859,056, as compared to our operating activities used net cash of $703,899 for fiscal year ended December 31, 2012. Our significant change in cash flow is primarily attributable to a decrease in our participation in inventory finance receivables, which was offset in part by an increase in accounts receivable and construction loan receivable.

For the fiscal year ended December 28, 2013, operating activities provided net cash of $2,859,056 primarily as a result of the following:

(a)	We had net income of $815,233

Changes in our operating assets and liabilities are as follows:

(b)	a decrease in inventory finance receivable of $2,177,243 (a source of cash), primarily a result a smaller percentage of sales utilizing the Company’s inventory secured financing programs due to a national inventory lender returning to the market,

(c)	A decrease in inventories of $237,105 (a source of cash), primarily as a result of a decrease in finished goods inventory as a result of the holiday shutdown period, which were offset in part by

(d)	an increase in accounts receivable of $478,169 (use of cash), the decrease in accounts receivable is a result of a smaller percentage of sales utilizing the Company’s inventory secured financing programs due to a national inventory lender returning to the market, and

(e)	an increase in construction loan receivables of $693,257 (a use of cash), as result of the initial funding of construction-to-permanent loans.

For the fiscal year ended December 31, 2012, operating activities used net cash of $703,899 primarily as a result of the following:

(a)	We had net income of $839,135

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

The net cash used in investing activities for the fiscal year ended December 28, 2013 was $226,653, which reflects normal equipment purchases. The net cash provided by investing activities for the fiscal year ended December 31, 2012 was $2,894,371, which reflects proceeds from the sale of short-term investments of $2,900,000.

The net cash used in financing activities for the fiscal year ended December 28, 2013 was $1,959,417, primarily attributable to (i) scheduled principal payments of long-term debt of $125,600 (ii) net repayments of revolving credit loans of $1,693,200 and (iii) purchase of treasury stock at a cost of $140,617. The net cash used in financing activities for the fiscal year ended December 31, 2012 was $3,026,293, primarily attributable to (i) the redemption of all of the Company’s issued and outstanding Series C and Series E Convertible Preferred Stock, together with a block of the Company’s common stock and options to purchase shares of common stock, for an aggregate price of $3,200,000 and purchases of treasury stock at a cost of $824,923, which were offset in part by (ii) net proceeds from revolving credit loans of $550,000 used to finance our inventory finance notes receivable.

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

DVH, during its normal course of business, is required to issue irrevocable standby letters of credit to cover obligations under its workers compensation insurance policy in the amount of $65,000. As of December 28, 2013, no amounts had been drawn on the above irrevocable letters of credit by the beneficiaries.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments which affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. For a description of those estimates, see Note 2, Summary of Significant Accounting Policies, contained in the explanatory notes to the Company’s financial statements for the year ended December 28, 2013, contained in this filing. On an ongoing basis, we evaluate our estimates, including those related to reserves, deferred tax assets, valuation allowances, impairment of long-lived assets, fair value of equity instruments issued to consultants for services, and estimates of costs to complete contracts. We base our estimates on historical experience and on various other assumptions which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities which are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. However, we believe that our estimates, including those for the above-described items, are reasonable.

Critical Accounting Estimates

Management is aware that certain changes in accounting estimates employed in generating financial statements can have the effect of making the Company look more or less profitable than it actually is. Management does not believe that the Company or its auditors has made any material changes in accounting estimates. A summary of the most critical accounting estimates employed by the Company in generating financial statements follows below.

Warranties

We provide our retail buyers with a one-year limited warranty covering defects in material or workmanship, including plumbing and electrical systems. We record a liability for estimated future warranty costs relating to homes sold, based upon our assessment of historical experience and industry trends. In making this estimate, we evaluate historical sales amounts, warranty costs related to homes sold and timing in which any work orders are completed. The Company has accrued a warranty liability reserve of $1,185,000 on its balance sheet as of December 28, 2013 compared with a warranty liability reserve of $1,170,000 on its balance sheet as of December 31, 2012. Based on management’s assessment of historical experience and current trends in wholesale shipments and dealer inventories we increased our warranty provision by $15,000 for the fiscal year ended December 28, 2013. Although we maintain reserves for such claims, there can be no assurance that warranty expense levels will remain at current levels or that the reserves that we have set aside will continue to be adequate. A large number of warranty claims which exceed our current warranty expense levels could have a material adverse affect upon our results of operations.

Volume Incentives Payable

We have relied upon volume incentive payments to our independent dealers who retail our products. These volume incentive payments are accounted for as a reduction to gross sales, and are estimated and accrued when sales of our factory-built homes are made to our independent dealers. Volume incentive reserves are recorded based upon the annualized purchases of our independent dealers who purchase a qualifying amount of home products from us. We accrue a liability to our dealers, based upon estimates derived from historical payout rates. Volume incentive costs represent a significant expense to us, and any significant changes in actual payouts could have an adverse affect on our financial performance. We had a reserve for volume incentives payable of $230,429 as of December 28, 2013, as compared to $268,754 as of December 31, 2012.

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

The maximum amount for which the Company is contingently liable under such agreements amounted to approximately $2,915,000 at December 28, 2013, as compared to $2,657,000 at December 31, 2012. As of December 28, 2013 and December 31, 2012, we had reserves of $116,605 and $106,280, respectively, established for future repurchase commitments, based upon our prior experience and evaluation of our independent dealers’ financial conditions. We have decreased repurchase reserves as compared to amounts under repurchase obligation based on identified changes in dealers’ financial conditions and the probability of default for the group of dealers identified at an elevated disk of default. Because Deer Valley to date has not experienced any significant losses under these agreements, management does not expect any future losses to have a material effect on our accompanying financial statements.

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

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) and other regulatory bodies that are adopted by the Company as of the specified effective dates. Unless otherwise discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s Consolidated Financial Statements upon adoption.

Off-Balance Sheet Arrangements

None

ITEM 8.	FINANCIAL STATEMENTS

Deer Valley Corporation & Subsidiaries

Consolidated Financial Statements

For the Years Ended December 28, 2013 and December 31, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Deer Valley Corporation & Subsidiaries

Tampa, Florida

We have audited the accompanying consolidated balance sheets of Deer Valley Corporation & Subsidiaries (the “Company”) as of December 28, 2013 and December 31, 2012, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Deer Valley Corporation & Subsidiaries at December 28, 2013 and December 31, 2012, and the results of their operations and their cash flows for the years then ended in conformity with U. S. generally accepted accounting principles.

/s/ Thomas Howell Ferguson P.A.

Thomas Howell Ferguson P.A.

Tallahassee, Florida

March 20, 2014

Deer Valley Corporation & Subsidiaries

Consolidated Balance Sheets

	December 28,	December 31,
	2013	2012
ASSETS

Current Assets:
Cash	$3,107,213	$2,434,227
Accounts receivable, net	1,537,027	1,058,858
Inventory	1,310,618	1,547,723
Deferred tax asset	567,693	629,090
Inventory finance notes receivable	2,607,456	3,537,638
Construction loan notes receivable	693,257	—
Prepaid expenses and other current assets	120,069	122,280

Total Current Assets	9,943,333	9,329,816

Fixed Assets:
Property, plant and equipment, net	2,143,707	2,128,005

Other Assets:
Inventory finance notes receivable, net	3,287,772	4,407,293
Deferred tax asset	1,621,179	1,891,861
Other assets	17,482	20,578

Total Other Assets:	4,926,433	6,319,732

Total Assets	$17,013,473	$17,777,553

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Current maturities on long term debt	$125,600	$125,600
Revolving credit loans	3,056,799	4,750,000
Accounts payable	364,887	197,915
Accrued expenses	1,514,010	1,398,306
Accrued warranties	1,185,000	1,170,000
Income tax payable	140,162	57,732

Total Current Liabilities	6,386,458	7,699,553

Long Term Liabilities:
Long-term debt, net of current maturities	816,400	942,000

Total Long Term Liabilities	816,400	942,000

Total Liabilities	7,202,858	8,641,553

Commitments and Contingencies (Note 10)

Stockholders’ Equity:

Common stock, $0.001 par value, 100,000,000 shares authorized, 17,786,184 and 17,786,184 shares issued and 15,434,447 and 15,657,661 outstanding, respectively.	17,788	17,788

Additional paid-in capital	33,254,293	33,254,293

Treasury Stock, at cost; 2,351,737 and 2,128,523 shares, respectively	(1,275,616)	(1,134,998)

Accumulated deficit	(22,185,850)	(23,001,083)

Total Stockholders’ Equity	9,810,615	9,136,000

Total Liabilities and Stockholders’ Equity	$17,013,473	$17,777,553

See notes to consolidated financial statements

Deer Valley Corporation & Subsidiaries

Consolidated Statements of Operations

	For the years ended
	December 28,	December 31,
	2013	2012

REVENUE	$28,937,716	$26,220,656

COST OF REVENUE	23,395,340	21,280,835

GROSS PROFIT	5,542,376	4,939,821

OPERATING EXPENSES:
Depreciation and Amortization	10,695	12,889
Selling, general and administrative	4,147,385	4,111,943

TOTAL OPERATING EXPENSES	4,158,080	4,124,832

OPERATING INCOME	1,384,296	814,989

OTHER INCOME (EXPENSES)
Derivative income	—	34,486
Interest income	535	3,344
Other income	2,000	1,640
Interest expense	(43,052)	(53,280)

TOTAL OTHER INCOME/(EXPENSES)	(40,517)	(13,810)

INCOME BEFORE INCOME TAXES	1,343,779	801,179

INCOME TAX (EXPENSE)	(528,546)	37,956

NET INCOME	$815,233	$839,135

Reconciliation of income from operations to income attributable to common shareholders:

Income from operations	$815,233	$839,135
Deemed distribution on redemption of preferred stock	—	118,182

Income from operations and numerator for basic income per common share	$815,233	$957,317

Net Income Per Share (Basic)	$0.05	$0.06
Net Income Per Share (Fully Diluted)	$0.05	$0.06

Weighted Average Common Shares Outstanding	15,493,116	16,200,509
Weighted Average Common and Common Equivalent Shares Outstanding	15,493,116	16,200,509

See notes to consolidated financial statements

Deer Valley Corporation & Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 28, 2013 and December 31, 2012

	Preferred A		Preferred C		Series E
	Shares	Amount	Shares	Amount	Shares	Amount

Balance - December 31, 2011	21,500	$215	22,463	$224	1,000,000	$10,000

Conversion of Series A Preferred	(21,500)	(215)	—	—	—	—
Redemption of Series C and E Preferred	—	—	(22,463)	(224)	(1,000,000)	(10,000)
Purchase of Common Stock Option	—	—	—	—	—	—
Treasury Stock purchase at cost	—	—	—	—	—	—
Deemed distribution on redemption of preferred stock	—	—	—	—	—	—
Net Income	—	—	—	—	—	—

Balance - December 31, 2012	—	$—	—	$—	—	$—

Treasury Stock purchase at cost	—	—	—	—	—	—
Net Income	—	—	—	—	—	—

Balance - December 28, 2013	—	$—	—	$—	—	$—

See notes to consolidated financial statements

Deer Valley Corporation & Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (continued)

For the Years Ended December 28, 2013 and December 31, 2012

	Common		Additional	Treasury
	Shares	Amount	Paid in Capital	Shares	Amount

Balance - December 31, 2011	17,499,517	$17,501	$35,998,560	(621,454)	$(310,075)

Conversion of Series A Preferred	286,667	287	(72)	—	—
Redemption of Series C and E Preferred	—	—	(1,864,776)	—	—
Purchase of Common Stock Option	—	—	(879,419)	—	—
Treasury Stock purchase at cost	—	—	—	(1,507,069)	(824,923)
Deemed distribution on redemption of preferred stock	—	—	—	—	—
Net Income	—	—	—	—	—

Balance - December 31, 2012	17,786,184	$17,788	$33,254,293	(2,128,523)	$(1,134,998)

Treasury Stock purchase at cost	—	—	—	(223,214)	(140,618)
Net Income	—	—	—	—	—

Balance - December 28, 2013	17,786,184	$17,788	$33,254,293	(2,351,737)	$(1,275,616)

See notes to consolidated financial statements

Deer Valley Corporation & Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (continued)

For the Years Ended December 28, 2013 and December 31, 2012

	Accumulated Deficit	Total Stockholders’ Equity

Balance - December 31, 2011	$(23,958,400)	$11,758,025

Conversion of Series A Preferred	—	—
Redemption of Series C and E Preferred	—	(1,875,000)
Purchase of Common Stock Option	—	(879,419)
Treasury Stock purchase at cost	—	(824,923)
Deemed distribution on redemption of preferred stock	118,182	118,182
Net Income	839,135	839,135

Balance - December 31, 2012	$(23,001,083)	$9,136,000

Treasury Stock purchase at cost	—	(140,618)
Net Income	815,233	815,233

Balance - December 28, 2013	$(22,185,850)	$9,810,615

See notes to consolidated financial statements

Deer Valley Corporation & Subsidiaries

Consolidated Statements of Cash Flows

	For the years ended
	December 28, 2013	December 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$815,233	$839,135
Adjustments to reconcile net income to net cash provided by/used in operating activities:
Depreciation and amortization	212,951	209,556
Derivative (income)	—	(34,486)
Gain on sale of equipment	(2,000)	(1,640)
Bad debt expense	(127,540)	128,560
Changes in assets and liabilities:
(Increase)/decrease in receivables	(478,169)	986,011
(Increase)/decrease in inventories	237,105	(505,844)
(Increase)/decrease in deferred tax asset	332,079	(146,729)
(Increase)/decrease in inventory finance receivable	2,177,243	(1,335,548)
(Increase)/decrease in construction loan receivable	(693,257)	—
(Increase)/decrease in prepayments and other	5,306	(3,006)
Increase/(decrease) in accounts payable	166,971	(212,409)
Increase/(decrease) in income tax payable	82,430	(453,923)
Increase/(decrease) in estimated services and warranties	15,000	(160,000)
Increase/(decrease) in accrued expenses	115,704	(13,576)

CASH FLOW PROVIDED/(USED) IN OPERATING ACTIVITIES	$2,859,056	$(703,899)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(228,653)	(9,724)
Proceeds from sale of property, plant and equipment	2,000	4,095
Sales of short-term investments	—	2,900,000

CASH FLOW (USED) IN/PROVIDED BY INVESTING ACTIVITIES	$(226,653)	$2,894,371

CASH FLOWS (USED) IN FINANCING ACTIVITIES:
Repayment of long-term debt	(125,600)	(115,133)
Proceeds from revolving credit loans	16,036,287	11,125,000
Repayments of revolving credit loans	(17,729,487)	(10,575,000)
Purchases of common stock option	—	(879,419)
Purchases of treasury stock	(140,617)	(824,923)
Purchases of preferred stock	—	(1,756,818)

CASH FLOW (USED) IN FINANCING ACTIVITIES	$(1,959,417)	$(3,026,293)

NET INCREASE/(DECREASE) IN CASH	$672,986	$(835,821)
CASH, Beginning	$2,434,227	$3,270,048

CASH, Ending	$3,107,213	$2,434,227

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$187,622	$177,553

Taxes	$106,008	$568,723

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of preferred stock for common stock-net	$—	$215

See notes to consolidated financial statements

Deer Valley Corporation & Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 28, 2013 and December 31, 2012

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

The Company maintains its cash balances in three different financial institutions. The balances are insured by the Federal Deposit Insurance Corporation up to $250,000. Bank deposit accounts at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

Accounts Receivable - Accounts receivable represent balances due from dealers. Credit risk associated with balances due from dealers is evaluated by management relative to financial condition and past payment experience. As a result of management’s reviews reserves for uncollectible amounts have been recorded in the accompanying financial statements. At December 28, 2013 and December 31, 2012, reserves for uncollectible accounts are $15,000.

Inventories - Inventories are stated at the lower of cost (first-in, first-out method) or market. Work-in-process and finished goods inventories include an allocation for labor and overhead costs.

Inventory Finance Notes Receivable - The Company offers inventory-secured financing for its products to qualified retail dealers and developers. Finance contracts require periodic installments of principal and interest over periods of up to 24 months. These notes are secured by the inventory collateral and other security depending on borrower circumstances. The Company periodically evaluates the collectibility of our notes receivable and considers the need to establish an allowance for doubtful accounts based upon our historical collection experience. We have established an allowance for doubtful accounts of $201,960 and $329,500 at December 28, 2013 and December 31, 2012, respectively. See Note 4 for further discussion regarding the Company’s inventory finance notes receivable.

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

Impairment of Long-Lived Assets - Property and intangible assets are material to our consolidated financial statements. Further, these assets are subject to the potential negative effects arising from factors beyond the Company’s control including changing economic conditions. The Company evaluates its tangible and definite-lived intangible assets for impairment annually during our fourth quarter or more frequently in the presence of circumstances or trends that may be indicators of impairment. The evaluation is a two step process. The first step is to compare our undiscounted cash flows, as projected over the remaining useful lives of the assets, to their respective carrying values. In the event that the carrying values are not recovered by future undiscounted cash flows, as a second step, the Company compares the carrying values to the related fair values and, if fair value is lower, records an impairment adjustment. For purposes of fair value, the Company generally uses replacement costs for tangible fixed assets and discounted cash flows, using risk-adjusted discount rates, for intangible assets. These estimates are made by competent employees, using the best available information, under the direct supervision of our management. For tangible property, plant and equipment, there have been no changes in assumptions or methodologies for the year ended December 28, 2013 as compared to December 31, 2012. The Company did not have definite-lived intangible assets at December 28, 2013 and December 31, 2012.

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

Advertising Costs - Advertising costs are charged to operations when incurred and are included in operating expenses. Advertising costs for the years ending December 28, 2013 and December 31, 2012 were $43,446 and $62,947, respectively.

Concentration of Sales to Certain Customers - During 2013, the Company did not have sales to any one customer of greater than 10%. During 2012, the Company had sales to one customer of approximately 12%. These sales were made through the Company’s network of independent distributors.

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

	For the years ended
	December 28, 2013	December 31, 2012

Income attributable to common shareholders	$815,233	$957,317

Weighted average shares outstanding:
Basic	15,493,116	16,200,509

Diluted	15,493,116	16,200,509

Income per share:
Basic	$0.05	$0.06

Diluted	$0.05	$0.06

The Company has no dilutive common stock equivalent shares at December 28, 2013 and December 31, 2012. The Company’s outstanding warrants at December 31, 2012 of which all expired August 11, 2013 were anti-dilutive.

NOTE 3 - INVENTORY

Inventory consisted of the following components:

	December 28, 2013	December 31, 2012

Raw Materials	$891,039	$884,884
Work-in-Process	223,755	229,259
Finished Goods	195,824	433,580

Total Inventory	$1,310,618	$1,547,723

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

Inventory finance notes receivable, net, consisted of the following:

	December 28, 2013	December 31, 2012

Inventory finance notes receivable	$6,097,188	$8,274,431
Allowance for loan loss	(201,960)	(329,500)

	$5,895,228	$7,944,931
Current portion of inventory finance notes receivable	(2,607,456)	(3,537,638)

Inventory finance notes receivable, net	$3,287,772	$4,407,293

With respect to our inventory finance notes receivable, the risk of loss is spread over numerous borrowers. In addition to historical experience, borrower inventory levels and activity are monitored in conjunction with a third-party provider to estimate the potential for loss. The Company anticipates it will be able to resell any repossessed homes, thereby mitigating loss experience. If a default occurs and collateral is lost, the Company is exposed to loss of the full value of the note receivable. The Company recorded a (benefit)/provision for credit losses of $(127,540) and $128,560 for years ending December 28, 2013 and December 31, 2012, respectively. The following table represents changes in the estimated allowance for loan losses:

	December 28, 2013	December 31, 2012

Balance at beginning of period	$329,500	$200,940
(Benefit)/Provision for credit losses	(127,540)	128,560

Balance at end of period	$201,960	$329,500

NOTE 5 - PROPERTY, PLANT, AND EQUIPMENT

Property, Plant and Equipment consisted of the following:

Category	December 28, 2013	December 31, 2012

Land and improvements	$481,526	$423,244
Buildings	1,978,088	1,978,088
Machinery and equipment	1,252,748	1,136,882
Furniture and fixtures	217,060	207,820

	3,929,422	3,746,034
Accumulated depreciation	(1,785,715)	(1,618,029)

Total Property, Plant, and Equipment	$2,143,707	$2,128,005

Depreciation expense totaled $212,951, of which $202,256 is included in cost of revenue and $10,695 is included in operating expenses, and $209,556, of which $196,667 is included in cost of revenue and $12,889 is included in operating expenses, for the years ended December 28, 2013 and December 31, 2012, respectively.

NOTE 6 - ACCRUED EXPENSES

Accrued expenses consisted of the following:

Category	December 28, 2013	December 31, 2012

Accrued dealer incentive program	$230,429	$268,754
Accrued third party billings	542,079	477,832
Accrued compensation	339,743	239,225
Accrued insurance	65,197	90,943
Accrued interest	11,985	17,394
Accrued repurchase commitment	152,510	106,280
Other	172,067	197,878

Total Accrued Expenses	$1,514,010	$1,398,306

NOTE 7 - PRODUCT WARRANTIES

The Company provides the retail home buyer a one-year limited warranty covering defects in material or workmanship in home structure, plumbing and electrical systems. The Company’s estimated warranty costs are accrued at the time of the sale to the dealer following industry standards and historical warranty cost incurred. Periodic adjustments to the estimated warranty accrual are made as events occur which indicate changes are necessary. As of December 28, 2013 and December 28, 2012, the Company has provided a liability of $1,185,000 and $1,170,000, respectively for estimated warranty costs relating to homes sold, based upon management’s assessment of historical experience factors and current industry trends.

Management reviews its warranty requirements at the close of each reporting period and adjusts the reserves accordingly. The following tabular presentation reflects activity in warranty reserves during the periods presented:

	For the years ended
	December 31, 2013	December 31, 2012
Balance at beginning of period	$1,170,000	$1,330,000
Warranty charges	1,538,363	1,193,893
Warranty payments	(1,523,363)	(1,353,893)

Balance at end of period	$1,185,000	$1,170,000

NOTE 8 - REVOLVING CREDIT LOANS

Effective September 10, 2013, Deer Valley renewed its $5,000,000 Revolving Credit Loan and Security Agreement with Fifth Third Bank, used for display model financing for dealers of the products produced by DVH (the “Display Model LOC”) The Display Model LOC has a two year term and has a variable interest rate at 4.00% above LIBOR or 4.16825% at December 28, 2013. As of December 28, 2013, the Company had an outstanding balance of $750,000 under the revolving credit loan.

Effective September 10, 2013, Deer Valley renewed its Revolving Credit Loan and Security Agreement with Fifth Third Bank, used for short term working capital financing, letters of credit and as a bridge loan on financing the sale of retail units by DVH (the “Working Capital LOC”). The Working Capital LOC has a two year term and has a variable interest rate at 2.50% above LIBOR or 2.6824% at December 28, 2013. As of December 28, 2013, the Company had an outstanding balance of $1,725,000 under the revolving credit loan.

Effective April 12, 2013 Deer Valley entered into a Revolving Credit Loan and Security Agreement with its primary bank, used for funding “construction-to-permanent loans” prior to the issue of a certificate of occupancy and ultimate resale of the loan to either a private or government controlled long term financing entities. The $2,500,000 Facility has a two year term and has a variable interest rate at 4.0% above LIBOR. The loan is evidenced by a revolving credit note and secured by accounts receivable, inventory, equipment and all other tangible and intangible personal property of Deer Valley. As of December 28, 2013, the Company had an outstanding balance of $581,799 under the revolving credit loan.

The amount available under the revolving credit loans is equal to the lesser of $10,500,000 or an amount based on defined percentages of accounts receivable and inventories reduced by any outstanding letters of credit. At December 28, 2013, $6,095,461 was available under the revolving credit loans after deducting letters of credit of $65,000.

In addition to the revolving line of credit described in the preceding paragraph, DVH, during its normal course of business, is required to issue irrevocable standby letters of credit in the favor of independent third party beneficiaries to cover obligations under insurance policies. As of December 28, 2013, no amounts had been drawn on the above irrevocable letters of credit by the beneficiaries.

NOTE 9 - LONG_TERM DEBT

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

Long-term debt of the Company was as follows:

	December 28, 2013	December 31, 2012

Note payable to Fifth Third Bank, payable in monthly installments of $10,467 plus interest at Libor plus 4.0%, maturing on June 1, 2016, secured by all assets of the Company.	$942,000	$1,067,600
Less: Current portion of long-term debt	(125,600)	(125,600)

Total long-term debt, net of current portion	$816,400	$942,000

At December 28, 2013, principal repayment requirements on long-term debt were as follows:

For year ended December 31,	Amount

2014	125,600
2015	125,600
2016	565,200

Total repayments on long-term debt	$816,400

NOTE 10 - DERIVATIVE LIABILITIES

As of December 31, 2012, derivative financial instruments recorded as liabilities consisted of Class B Warrants indexed to 1,112,487 shares of our common stock with an exercise price of $2.25. The fair value of the Class B warrants at December 31, 2012 was $0. The Company’s Class B Warrants expired on August 11, 2013.

The effects on our income associated with changes in the fair values of our derivative financial instruments for the year ended December 31, 2012 was $34,486 (none in 2013).

We estimate fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered to be consistent with the objective measuring fair values. In selecting the appropriate technique, we consider, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. We value our derivative warrants using a Binomial Lattice valuation model which provides for early exercise scenarios and incorporates the down-round anti-dilution protection possibilities that could arise in early exercise scenarios. Significant assumptions (or ranges) used in valuing our outstanding warrants at December 31, 2012 are as follows:

Trading market values (1)	$0.60
Term (years) (3)	0.61
Volatility (1)	44.80%
Risk-free rate (2)	0.06%

Fair value hierarchy:

(1)	Level 1 inputs are quoted prices in active markets for identical assets and liabilities, or derived there from. Our trading market values and the volatilities that are calculated thereupon are level 1 inputs.

(2)	Level 2 inputs are inputs other than quoted prices that are observable. We use the current published yields for zero-coupon US Treasury Securities, with terms nearest the remaining term of the warrants for our risk free rate.

(3)	Level 3 inputs are unobservable inputs. Inputs for which any parts are level 3 inputs are classified as level 3 in their entirety. The remaining term used equals the remaining contractual term as our best estimate of the expected term.

NOTE 11 - INCOME TAXES

The Company’s 2013 consolidated effective tax rate was 39.33% as compared to (4.72%) in 2012. The large increase in the effective tax rate is due to the Company benefiting from the release of the valuation allowance in 2012, previously recorded against the deferred tax asset for goodwill amortization.

In prior years, the Company recorded and maintained a valuation allowance against the deferred tax asset resulting from the amortization of goodwill. Changes in the valuation allowance and the corresponding impact on the effective income tax rate resulted from Management’s assessment of the Company’s ability to utilize the tax deduction from goodwill amortization. The decrease in valuation allowance in 2012 was $402,617. Based upon the Company’s history of earnings and expected sufficient earnings in future periods, Management has determined that it is more likely than not that the Company will realize a tax benefit when the deferred tax asset attributable to goodwill reverses. Therefore, no valuation allowance has been recorded as of December 28, 2013 and December 31, 2012.

The Company and its subsidiaries file income tax returns for U.S. Federal and Alabama purposes. The Company is not currently under a tax examination, but the statute of limitations has not yet expired. The Company generally remains subject to examination of its U.S. federal income tax returns for 2010 and subsequent years as the IRS has a three year window to assess/collect taxes. In addition, the Company also remains subject to examination of its Alabama income tax returns for 2010 and subsequent years. However, if required income taxes are understated by more than 25%, the statute of limitations is extended to 6 years, potentially opening the years of 2007 through 2009 as well.

The income tax provision (benefit) consists of the following:

Income Taxes:

The components of the provision for income taxes are as follows:

	2013	2012

Current income taxes	$196,466	$108,772
Deferred income taxes	332,080	(146,728)

(Benefit)/Provision for income taxes	$528,546	$(37,956)

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

	2013		2012
	Amount	Impact on Rate	Amount	Impact on Rate
Income tax at federal rate	$456,885	34.00%	$272,394	34.00%
State tax, net of Federal effect	56,788	4.23%	33,857	4.23%
Permanent Differences:

Meals & Entertainment	20,792	1.55%	19,207	2.40%
Officers Life Insurance	1,337	0.10%	1,337	0.17%
Derivative expense	—	0.00%	(13,175)	-1.64%
Charitable Contribution C/F	(646)	-0.05%	—	0.00%
Domestic Production Activities Deduction	(25,954)	-1.94%	—	0.00%

Total Permanent Differences	(4,471)	-0.34%	7,369	0.93%

Deferred Tax Valuation Allowance	—	0.00%	(402,617)	-50.25%
True Up to Tax Return - Deferred Assets	—	0.00%	51,041	6.37%
NOL Deduction	(27,192)	-2.02%	—	0.00%
Total Tax Credits	(20,068)	-1.49%	—	0.00%
Prior Period over/under accrual	66,612	4.95%	—	0.00%
Rounding	(8)	0.00%	—	0.00%

Total (Benefit) Provision	$528,546	39.33%	$(37,956)	-4.72%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income taxes are as follows:

	2013	2012

Current Deferred Tax Assets:
Warranty Reserve	$452,978	$447,243
Repurchase Reserve	58,298	40,627
Allowance for Loan Losses	77,201	125,955
Allowance for Doubtful Accounts	5,734	5,734
Inventory Reserve	5,531	5,708
Accrued Legal Fees	3,823	3,823

Total Current Deferred Tax Asset	603,565	629,090

Non-Current Deferred Tax Assets:
Goodwill Impairment	1,706,420	1,950,130
Valuation Allowance	—	—

Total Non-Current Deferred Tax Assets	1,706,420	1,950,130

Current Deferred Tax Liabilities:
Prepaid insurance	(35,872)	—

Total Current Deferred Tax Liabilities	(35,872)	—

Non-Current Deferred Tax Liability:
Accelerated Depreciation	(93,709)	(65,799)
Sale of Assets	8,468	7,530

Total Non-Current Deferred Tax Liability	(85,241)	(58,269)

Total Deferred Tax Assets (Net)	$2,188,872	$2,520,951

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Litigation - The Company in the normal course of business is subject to claims and litigation. Management of the Company is of the opinion that, based on information available, such legal matters will not ultimately have a material adverse effect on the financial position or results of operation of the Company.

Accrued for Repurchase Commitments - DVH is contingently liable under the terms of repurchase agreements with financial institutions providing inventory financing for retailers of DVH’s products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The risk of loss under these agreements is spread over numerous retailers. The price DVH is obligated to pay generally declines over the period of the agreement (typically 18 to 24 months) and the risk of loss is further reduced by the sale value of repurchased homes. The maximum amount for which the Company is contingently liable under repurchase agreements is approximately $2,915,000 at December 28, 2013. As of December 28, 2013 the Company accrued $152,510 for future repurchase losses (included in accrued expenses) based on prior experience and an evaluation of dealers’ financial conditions. DVH to date has not experienced significant losses under these agreements, and management does not expect any future losses to have a material effect on the accompanying financial statements.

NOTE 13 - EQUITY TRANSACTIONS

Preferred Stock - During the year ended December 31, 2012 certain of the Company’s shareholders converted 21,500 shares of Series A Preferred stock, stated value $215, into 286,667 shares of the Company’s common stock. The conversion represented all of the outstanding shares of the Company’s Series A Preferred stock.

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

Treasury Stock - Pursuant to a Common Stock Repurchase Program approved by our Board of Directors, a total of 223,214 and 1,507,069 shares were purchased during the years ended December 28, 2013 and December 31, 2012 at a cost of $140,618 and $824,923 and recorded as treasury stock. Shares purchased during the year ended December 31, 2012 are inclusive of the shares purchased pursuant to the common stock redemption agreement described below.

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

NOTE 14 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the Company’s unaudited quarterly results of operations for the periods ended December 28, 2013 and December 31, 2012.

	For the three month periods ended
	December 28, 2013	December 31, 2012
	(unaudited)	(unaudited)

REVENUE	$8,974,216	$6,819,321

COST OF REVENUE	7,099,767	5,357,046

GROSS PROFIT	1,874,449	1,462,275

OPERATING EXPENSES:
Depreciation	2,709	3,182
Selling, general and administrative	1,110,136	996,072

TOTAL OPERATING EXPENSES	1,112,845	999,254

OPERATING INCOME	761,604	463,021

OTHER INCOME (EXPENSES)
Derivative income/(expense)	—	1,200
Interest income	121	188
Interest expense	(10,342)	(11,707)

TOTAL OTHER (EXPENSE)	(10,221)	(10,319)

INCOME BEFORE INCOME TAXES	751,383	452,702

INCOME TAX BENEFIT/(EXPENSE)	(327,762)	174,683

NET INCOME	$423,621	$627,385

Net Income Per Share (Basic)	$0.03	$0.04
Net Income Per Share (Fully Diluted)	$0.03	$0.04

Weighted Average Common Shares Outstanding	15,493,116	16,200,509
Weighted Average Common and Common Equivalent Shares Outstanding	15,493,116	16,200,509

NOTE 15 - SEGMENT INFORMATION

Our business segments consist of factory-built housing and financial services. Our chief decision making officer considers income from operations as the basis to measure segment profitability. The following table summarizes net sales, income from operations, and identifiable assets by segment for the years ended December 28, 2013 and December 31, 2012.

	December 28, 2013	December 31, 2012

Revenues from external customers
Factory-built housing	$28,252,606	$25,616,574
Financial Services	685,110	604,082

Total Revenues	$28,937,716	$26,220,656

Income from operations
Factory-built housing	$1,497,515	$1,209,987
Financial services	456,717	191,897
General corporate expenses	(569,936)	(586,895)

Total Income from operations	$1,384,296	$814,989

Identifiable assets by segment
Factory-built housing	$10,125,643	$9,579,386
Financial Services	6,763,645	8,102,910
Other	124,185	95,257

	$17,013,473	$17,777,553

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 28, 2013. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

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

Remediation Efforts to Address Deficiencies in Internal Control Over Financial Reporting

As a result of the findings from the investigation and a company-led accounting review, management intends to take practical, cost-effective steps in implementing internal controls, including the following remedial measures, including:

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

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended December 28, 2013, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

As of March 1, 2014, the directors and executive officers of the Company, their ages, positions, the dates of initial election or appointment as directors or executive officers, and the expiration of their terms are as set forth in the following table.

Name of Director / Executive Officer	Age	Position(s)	Period Served
Charles G. Masters	74	President and Chief Executive Officer of Deer Valley	January 18, 2006 to Present
		Class II Director of Deer Valley Corporation	January 18, 2006 to Present (term expires at next meeting of shareholders)
		President and Member of Board of Directors of DVFC	August 18, 2009 to Present

Joel Stephen Logan, II	45	President and General Manager of DVH	September 22, 2006 to Present
		Chief Operating Officer and Vice President of Deer Valley Corporation	July 1, 2012 to Present
		Class II Director of Deer Valley Corporation	September 22, 2006 to Present (term expires at next meeting of shareholders)
		Member of the Board of Directors of DVH	September 22, 2006 to Present (term expires at next meeting of shareholders)
		Vice President and Member of Board of Directors of DVFC	August 18, 2009 to Present

Charles L. Murphree, Jr.	52	Vice President and Regional Sales Director of DVH	September 22, 2006 to Present
		Class I Director of Deer Valley Corporation	September 22, 2006 to Present (term expires at next meeting of shareholders)
		Member of the Board of Directors of DVH	September 22, 2006 to Present (term expires at next meeting of shareholders)
		Member of Board of Directors of DVFC	August 18, 2009 to Present

John Steven Lawler	45	Chief Financial Officer, Secretary and Treasurer of DVH	September 22, 2006 to Present
		Class III Director of Deer Valley Corporation	September 22, 2006 to Present (term expires at next meeting of shareholders)
		Member of the Board of Directors of DVH	September 22, 2006 to Present (term expires at next meeting of shareholders)
		Chief Financial Officer and Executive Vice President of Deer Valley Corporation	January 27, 2009 to Present
		Secretary, Treasurer and Member of Board of Directors of DVFC	August 18, 2009 to Present

John N. Giordano	56	Class III Director of Deer Valley Corporation	July 27, 2006 to Present (term expires at next meeting of shareholders)

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

John N. Giordano, Director of Deer Valley Corporation. Mr. Giordano serves as Chair of the Business, Tax and Corporate Finance Practice Group at Bush Ross, P.A., a Tampa, Florida law firm. He is regularly involved in complex business-related transactions, has extensive experience in a broad range of areas, including federal and state securities law, corporate finance, mergers, acquisitions, and tax law, and has acted as general corporate counsel for numerous Florida-based public and private corporations. Mr. Giordano attended the University of Florida, where he received a B.S., a J.D., and an L.L.M. in taxation.

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
None

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

Material Changes to Nominations by Security Holders of Director Candidates

In the past fiscal year, there has been no material change to the procedures by which security holders may recommend nominees to the registrant’s board of directors.

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

Summary of Executive Compensation

The following table sets forth information regarding the compensation earned by our Chief Executive Officer and each of our most highly compensated executive officers whose total compensation exceeded $100,000 for the fiscal year ended December 28, 2013 with respect to services rendered by such persons.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary		Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation			Non-qualified deferred compensation earnings	All Other Compensation			Total
Charles G. Masters (1)	2013 2012	$ $	150,000 150,000	— —	— —	— —		— —		— —	$ $	10,000 10,000	(8) (8)	$ $	160,000 160,000

Joel Stephen Logan, II	2013 2012	$ $	91,000 84,250	— —	— —	— —	$	— 36,954	(2)	— —	$ $	10,000 10,000	(8) (8)	$ $	101,000 131,454

Charles L. Murphree, Jr.	2013 2012	$ $	85,150 78,000	— —	— —	— —	$ $	126,249 92,113	(3) (4)	— —	$ $	20,481 19,637	(7) (7)	$ $	231,880 186,183

John Steven Lawler	2013 2012	$ $	85,150 78,000	— —	— —	— —	$ $	91,789 71,612	(5) (6)	— —	$ $	10,000 10,000	(8) (8)	$ $	186,939 159,612

(1)	On January 18, 2006, Mr. Masters was elected to serve as a Director, Chief Executive Officer, and President of the Company. Mr. Masters’ salary was $150,000 per year in 2013 and 2012.
(2)	Non-equity incentive plan compensation consisted of “hitch” bonuses and profit-sharing arrangements described in “Employment Agreements with Named Executive Officers” below. In 2012, Mr. Logan was paid $27,240 as a “hitch bonus,” which includes $3,180 accrued but unpaid in 2011, and $78,105 in profit-sharing, which includes $65,211 accrued but unpaid in 2011.
(3)	Non-equity incentive plan compensation consisted of “hitch” bonuses and profit-sharing arrangements described in “Employment Agreements with Named Executive Officers” below. Amount reflects accruals in fiscal year 2013, including a “hitch” bonus of $3,180 and profit-sharing of $45,600 accrued but unpaid in 2013. In 2013, Mr. Murphree was paid $44,580 as a “hitch bonus,” which includes $2,520 accrued but unpaid in 2012, and $66,895 in profit-sharing, which includes $31,736 accrued but unpaid in 2012.
(4)	Non-equity incentive plan compensation consisted of “hitch” bonuses and profit-sharing arrangements described in “Employment Agreements with Named Executive Officers” below. Amount reflects accruals in fiscal year 2012, including a “hitch” bonus of $2,520 and profit-sharing of $31,736 accrued but unpaid in 2012. In 2012, Mr. Murphree was paid $36,879 as a “hitch bonus,” which includes $3,700 accrued but unpaid in 2011, and $56,001 in profit-sharing, which includes $31,323 accrued but unpaid in 2011.
(5)	Non-equity incentive plan compensation consisted of “hitch” bonuses and profit-sharing arrangements described in “Employment Agreements with Named Executive Officers” below. Amount reflects accruals in fiscal year 2013, including a “hitch” bonus of $2,650 and profit-sharing of $30,400 accrued but unpaid in 2013. In 2013, Mr. Lawler was paid $37,150 as a “hitch bonus,” which includes $2,100 accrued but unpaid in 2012, and $44,743 in profit-sharing, which includes $21,304 accrued but unpaid in 2012.
(6)	Non-equity incentive plan compensation consisted of “hitch” bonuses and profit-sharing arrangements described in “Employment Agreements with Named Executive Officers” below. Amount reflects accruals in fiscal year 2012, including a “hitch” bonus of $2,100 and profit-sharing of $21,304 accrued but unpaid in 2012. In 2012, Mr. Lawler was paid $32,290 as a “hitch bonus,” which includes $1,855 accrued but unpaid in 2011, and $46,077 in profit-sharing, which includes $28,304 accrued but unpaid in 2011.
(7)	Amount relates to health insurance premiums and director fees in the respective fiscal year.
(8)	Amount relates to director fees in the respective fiscal year.

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

Effective July 1, 2012, DVH entered into the First Amended and Restated Employment Agreement with Charles L. Murphree, Jr. Under the terms of Mr. Murphree’s Employment Agreement, Mr. Murphree is (a) entitled to receive a fixed annual salary of $78,000 through June 4, 2013 and $91,000 for the remainder of the term, (b) entitled to receive a monthly “hitch bonus” of $60.00 per “floor” produced by DVH, (c) is eligible to participate and receive 4.5% of the net income before taxes of DVH, and (d) entitled to receive health benefits and coverage, as provided by DVH. The term of Mr. Murphree’s Employment Agreement expires on January 18, 2016. Mr. Murphree is subject to a non-compete that expires on the earlier of twenty-four months after termination of employment or the end of the term.

Effective July 1, 2012, DVH entered into the First Amended and Restated Employment Agreement with John Steven Lawler. Under the terms of Mr. Lawler’s Employment Agreement, Mr. Lawler is (a) entitled to receive a fixed annual salary of $78,000 through June 4, 2013 and $91,000 for the remainder of the term, (b) entitled to receive a monthly “hitch bonus” of $50.00 per “floor” produced by DVH, (c) is eligible to participate and receive 3.0% of the net income before taxes of DVH, and (d) entitled to receive health benefits and coverage, as provided by DVH. The term of Mr. Lawler’s Employment Agreement expires on January 18, 2016. Mr. Lawler is subject to a non-compete that expires on the earlier of twenty-four months after termination of employment or the end of the term.

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

Outstanding Equity Awards

The following table sets forth information concerning unexercised options, stock that has not vested and equity incentive plan awards for our Chief Executive Officer and each of our most highly compensated executive officers whose total compensation exceeded $100,000 for the fiscal year ended December 28, 2013 with respect to services rendered by such persons.

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

Compensation of Directors

The following table sets forth information concerning compensation of the directors who are not included in the Summary Compensation Table or the Outstanding Equity Awards at Fiscal Year-End table above for the fiscal year ended December 28, 2013 with respect to services rendered by such persons.

DIRECTOR COMPENSATION

Name	Year	Fees Earned or Paid in Cash		Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
John N. Giordano	2013 2012	$ $	10,000 10,000	— —	— —	— —	— —	— —	$ $	10,000 10,000

Shadron Stasney	2013 2012	$ $	10,000 10,000	— —	— —	— —	— —	— —	$ $	10,000 10,000

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

Security Ownership of Certain Beneficial Owners and Management

The table below sets forth information with respect to the beneficial ownership of our capital stock as of March 1, 2014 for (i) any person whom we know to be the beneficial owner of more than 5% of our outstanding common stock (ii) each of our directors or those nominated to be directors, and executive officers and (iii) all of our directors and executive officers as a group.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Title of Class	Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percent of Class(2)
Common Stock; Common Stock issuable upon conversion of derivative securities	Charles G. Masters, Member of the Board of Directors of Deer Valley Corporation, Chief Executive Officer and President of the Deer Valley Corporation (3)	50,588 Direct/ Indirect (3)		*
Common Stock	Joel Stephen Logan, II, Member of the Board of Directors of Deer Valley Corporation and of DVH, President of DVH	216,328 Direct Ownership	1.4%

Common Stock	Charles L. Murphree, Jr., Member of the Board of Directors of Deer Valley Corporation and of DVH, Executive Vice President and General Manager of DVH	144,353 Direct Ownership		*

Common Stock

John Steven Lawler,

Member of the Board of Directors of Deer Valley Corporation and of DVH, Chief Financial Officer and Executive Vice President of Deer Valley Corporation and Chief Financial Officer of DVH

		72,178 Direct Ownership		*

Title of Class	Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percent of Class(2)

Common Stock	John N. Giordano Member of the Board of Directors of Deer Valley Corporation (4)	0(4)	0%

Common Stock	Vicis Capital Master Fund(6)	12,310,359 Direct Ownership(5) (6)	79.8%
Common Stock	All executive officers and directors as a group (5 persons)	483,447	3.1%

*	Less than 1%.
(1)	Unless otherwise indicated, the mailing address of the shareholder is 205 Carriage St., Guin, Alabama 35563.
(2)	Applicable percentage of ownership is based on 15,433,423, shares of common stock (excluding 2,352,761 shares of treasury common stock) being issued and outstanding. Calculations do not include outstanding warrants or options, or other rights issued by the Company, unless the reporting person is the beneficial owner of the warrant, option, or other right. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting of investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such persons, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise noted, we believe that all shares are beneficially owned and that all persons named in the table have sole voting and investment power with respect to all shares of common stock owned by them.
(3)	Consists of (a) 14,498 common shares directly owned by Charles G. Masters, (b) 36,090 common shares owned by Charles Masters’ spouse. Charles G. Masters disclaims beneficial ownership of securities owned by his spouse, except to the extent of his pecuniary interest therein, and the inclusion of these shares in this filing shall not be deemed an admission of beneficial ownership of all of the reported shares for purposes of Section 16 or for any other purpose. The mailing address for Mr. Masters is 3030 N. Rocky Point Drive W, Suite 150, Tampa, FL 33607.
(4)	The address for Mr. Giordano is 1801 N. Highland Ave., Tampa, Florida 33602.
(5)	Vicis Capital LLC serves as the investment advisor to Vicis Capital Master Fund, For purposes of Rule 13d-3 under the Securities Exchange Act of 1934, as amended, Vicis Capital LLC may be deemed to beneficially own, but has disclaimed ownership of, all shares owned by Vicis Capital Master Fund. The voting and dispositive power granted to Vicis Capital LLC by Vicis Capital Master Fund may be revoked at any time. Shadron Stastney, a member of Vicis Capital LLC and its chief operating officer, together with John Succo and Sky Lucas, have voting and dispositive control over these securities. No single natural person can exercise voting or investment power with respect to the securities owned by Vicis Capital Master Fund, and investment decisions with respect to these securities are made by a majority of these persons. The address for Vicis Capital Master Fund and Mr. Stastney is 445 Park Avenue, Suite 1901, New York, New York 10022.
(6)

On March 30, 2012 the Company entered into (i) a common stock redemption agreement wherein the Company purchased 1,096,291 shares of common stock; (ii) a securities redemption and purchase agreement wherein (a) the Company purchased 22,463 shares of Series C Preferred and 1,000,000 shares of Series E Preferred, representing 100% of the issued and outstanding shares of each class and convertible to 3,246,300 shares of common stock and (b) the Company purchased an option to purchase from Vicis Capital Master Fund’s remaining 12,310,359 shares of common stock (the “Option”). The aggregate purchase price of the stock redemption agreement was $3,200,000 and was allocated to the financial instruments acquired on the basis of relative fair value. The above referenced option expired on June 1, 2013.

Change in Control and Acquisition

None

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

The above referenced option expired on June 1, 2013.

John N. Giordano, a director of the Company, is also a shareholder of Bush Ross, P.A., the Company’s outside general legal counsel. The Company paid less than $75,000 for legal services during the fiscal year ending December 28, 2013.

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

Audit Fees Disclosure

The aggregate following table presents fees for professional services rendered by Thomas Howell Ferguson P.A. (THF) and Meeks International, LLC (Meeks) for the audit of our annual financial statements for 2013 and 2012 and fees billed for audit-related services, tax services and all other services rendered by THF and Meeks for 2013 and 2012.

	THF 2013	THF 2012	Meeks 2012
Audit fees (a)	$137,256	$39,061	$144,284
Tax fees	$25,600	$4,890	$21,706
All other fees	$3,729	$—	$6,515

(a)	Fees for the audit of our annual financial statements and quarterly reviews. Includes amounts for expenses incurred during the audit.

ITEM 15.	EXHIBITS

Exhibit No.	Description

3.01	Articles of Incorporation of Deer Valley Corporation (1)

3.02	Bylaws of Deer Valley Corporation (1)

4.01	Certificate of Designation, Rights, and Preferences of Series A Convertible Preferred Stock (1)

4.02	Certificate of Designation, Rights, and Preferences of Series C Convertible Preferred Stock (1)

4.03	Certificate of Designation, Rights, and Preferences of Series E Convertible Preferred Stock (2)

10.01	Form of Series B Common Stock Purchase Warrant (3)

10.02	Form of Loan Agreement (4)

10.03	Form of Commercial Promissory Note (4)

10.04	Form of Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing (4)

10.05	Form of Guaranty of Loan, Cytation Corp. (4)

10.06	Form of Guaranty of Loan, DeerValley Acquisitions Corp. (4)

10.07	Form of Guaranty of Deer Valley Corporation (5)

10.08	Form of Guaranty of Deer Valley Corporation (5)

10.09	Deer Valley Corporation 2007 Long Term Incentive Plan effective July 1, 2007 (6)

10.10	Form of Stock Option Agreement (6)

10.11	Employment Agreement with Charles G. Masters (6)

10.12	Revolving Credit Loan and Security Agreement - $7,500,000 Revolving Credit Loan (7)

10.13	Revolving Credit Note - $7,500,000 (7)

10.14	Revolving Credit Loan and Security Agreement - $5,000,000 Revolving Credit Loan (7)

10.15	Revolving Credit Note - $5,000,000 (7)

10.16	Amendment to Loan Agreement - Real Estate Loan (8)

10.17	Amendment to Loan Agreement - $7,500,000 Revolving Credit Loan (8)

10.18	Amendment to Loan Agreement - $5,000,000 Revolving Credit Loan (8)

10.19	Amendment to Loan Agreement - Real Estate Loan (9)

10.20	Renewal Commercial Promissory Note - $1,256,000(9)

10.21	Guaranty of Loan Agreement - Deer Valley Corporation (9)

10.22	Guaranty of Loan Agreement - Deer Valley Finance Corporation (9)

10.23	Second Amendment to Revolving Credit Loan and Security Agreement - $5,000,000 (10)

10.24	Revolving Credit Note - $5,000,000 (10)

10.25	Second Amendment to Revolving Credit Loan and Security Agreement - $3,000,000 (10)

10.26	Revolving Credit Note - $3,000,000 (10)

10.27	Third Amendment to Revolving Credit Agreement - $5,000,000 (11)

10.28	Third Amendment to Revolving Credit Agreement - $3,000,000(11)

10.29	Fourth Amendment to Loan Agreement - Real Estate Loan (11)

10.30	First Amended and Restated Agreement - Joel Stephen Logan, II (12)

10.31	First Amended and Restated Agreement - Charles L. Murphree, Jr. (12)

10.32	First Amended and Restated Agreement - John Steven Lawler (12)

10.33	Revolving Credit Loan and Security Agreement - $2,500,000 (13)

10.34	Revolving Credit Note - $2,500,000 (13)

21.01	List of Subsidiaries of the Company. (14)

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 20, 2014. (14)

31.02	Certification of Acting Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 20, 2014. (14)

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 20, 2014. (14)

32.02	Certification of Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 20, 2014. (14)

101.INS	XBRL Instance Document (14)

101.SCH	XBRL Taxonomy Extension Scheme Document (14)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (14)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (14)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (14)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (14)

(1)	Previously filed as an exhibit to the Form 8-K, filed with the SEC on July 28, 2006 and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Form 10-QSB, filed with the SEC on November 20, 2006 and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Form 8-K filed with the SEC on January 25, 2006 and incorporated herein by reference.
(4)	Previously filed as an exhibit to the Form 8-K filed with the SEC on June 1, 2006 and incorporated herein by reference.
(5)	Previously filed as an exhibit to the Form 10-KSB, filed with the SEC on April 11, 2007 and incorporated herein by reference.
(6)	Previously filed as an exhibit to the Form 10-QSB, filed with the SEC on November 6, 2007 and incorporated herein by reference.
(7)	Previously filed as an exhibit to the Form 8-K filed with the SEC on October 19, 2009 and incorporated herein by reference.
(8)	Previously filed as an exhibit to the Form 8-K, filed with the SEC on April 8, 2010 and incorporated herein by reference.
(9)	Previously filed as an exhibit to the Form 8-K, filed with the SEC on July 12, 2011 and incorporated herein by reference.
(10)	Previously filed as an exhibit to the Form 8-K, filed with the SEC on October 25, 2011 and incorporated herein by reference.
(11)	Previously filed as an exhibit to the Form 8-K, filed with the SEC on April 25, 2012 and incorporated herein by reference.
(12)	Previously filed as an exhibit to the Form 8-K, filed with the SEC on June 28, 2012 and incorporated herein by reference.
(13)	Previously filed as an exhibit to the Form 8-K, filed with the SEC on April 19, 2013 and incorporated herein by reference.
(14)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEER VALLEY CORPORATION

By:	/s/ Charles G Masters
Charles G. Masters
President and Chief Executive Officer

Date: March 20, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company and in the capacities indicated on March 20, 2014.

Signature	Title

/s/ Charles G Masters	President, Chief Executive Officer (Principal Executive Officer) and Director
Charles G. Masters

/s/ John S Lawler	Chief Financial Officer (Principal Financial Officer and Accounting Officer) and Director
John S. Lawler

/s/ Joel S Logan, II	Chief Operating Officer and Director
Joel S. Logan, II

/s/ Charles L Murphree	Director
Charles L. Murphree

/s/ John N Giordano	Director
John N. Giordano