Form 10-Q
period 2014-03-29
DEER VALLEY CORP
filed 2014-05-09
CIK 95047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2014

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

The Registrant had 15,419,387 shares of Common Stock, par value $0.001 per share, outstanding as of May 1, 2014.

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

Deer Valley Corporation & Subsidiaries

Condensed Consolidated Financial Statements

Deer Valley Corporation & Subsidiaries

Condensed Consolidated Balance Sheets

	March 29, 2014	December 28, 2013
	(unaudited)
ASSETS

Current Assets:
Cash	$1,828,192	$3,107,213
Accounts receivable, net	1,182,484	1,537,027
Inventory	1,936,664	1,310,618
Deferred tax asset	544,426	567,693
Inventory finance notes receivable	2,337,304	2,607,456
Construction loan notes receivable	195,922	693,257
Prepaid expenses and other current assets	458,147	120,069

Total Current Assets	8,483,139	9,943,333

Fixed Assets:
Property, plant and equipment, net	2,148,506	2,143,707

Other Assets:
Inventory finance notes receivable, net	2,902,873	3,287,772
Deferred tax asset	1,550,693	1,621,179
Other assets	16,708	17,482

Total Other Assets:	4,470,274	4,926,433

Total Assets	$15,101,919	$17,013,473

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Current maturities on long term debt	$125,600	$125,600
Revolving credit loans	2,000,000	3,056,799
Accounts payable	259,389	364,887
Accrued expenses	1,362,971	1,514,010
Accrued warranties	1,105,000	1,185,000
Income tax payable	—	140,162

Total Current Liabilities	4,852,960	6,386,458

Long Term Liabilities:
Long-term debt, net of current maturities	785,000	816,400

Total Long Term Liabilities	785,000	816,400

Total Liabilities	5,637,960	7,202,858

Commitments and Contingencies (Note 10)

Stockholders’ Equity:

Common stock, $0.001 par value, 100,000,000 shares authorized, 17,786,184 and 17,786,184 shares issued and 15,426,887 and 15,434,447 outstanding, respectively.	17,788	17,788

Additional paid-in capital	33,254,293	33,254,293

Treasury Stock, at cost; 2,359,297 and 2,351,737 shares, respectively	(1,280,529)	(1,275,616)

Accumulated deficit	(22,527,593)	(22,185,850)

Total Stockholders’ Equity	9,463,959	9,810,615

Total Liabilities and Stockholders’ Equity	$15,101,919	$17,013,473

See notes to consolidated financial statements

Deer Valley Corporation & Subsidiaries

Condensed Consolidated Statements of Operations

	For The Three Month Period Ended
	March 29, 2014	March 30, 2013
	(unaudited)	(unaudited)

REVENUE	$5,197,071	$5,454,551

COST OF REVENUE	4,526,815	4,561,799

GROSS PROFIT	670,256	892,752

OPERATING EXPENSES:
Depreciation	2,708	3,027
Selling, general and administrative	1,198,918	1,077,050

TOTAL OPERATING EXPENSES	1,201,626	1,080,077

OPERATING (LOSS)	(531,370)	(187,325)

OTHER INCOME (EXPENSES)
Interest income	119	171
Other income (expense)	2,200	—
Interest expense	(9,783)	(11,120)

TOTAL OTHER INCOME/(EXPENSES)	(7,464)	(10,949)

(LOSS) BEFORE INCOME TAXES	(538,834)	(198,274)

INCOME TAX BENEFIT	197,090	69,036

NET (LOSS)	$(341,744)	$(129,238)

Net (Loss) Per Share (Basic)	$(0.02)	$(0.01)
Net (Loss) Per Share (Fully Diluted)	$(0.02)	$(0.01)

Weighted Average Common Shares Outstanding	15,432,891	15,570,128
Weighted Average Common and Common Equivalent Shares Outstanding	15,432,891	15,570,128

See notes to consolidated financial statements

Deer Valley Corporation & Subsidiaries

Condensed Consolidated Statements of Cash Flows

	For The Three Month Period Ended
	March 29, 2014	March 30, 2013
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(341,744)	$(129,238)
Adjustments to reconcile net (loss) to net cash used in/provided by operating activities:
Depreciation	43,734	51,053
Gain on sale of equipment	(2,200)	—
Provision for credit losses	32,970	(16,180)
Changes in assets and liabilities:
(Increase)/decrease in receivables	354,543	35,850
(Increase)/decrease in inventories	(626,046)	(221,639)
(Increase)/decrease in deferred tax asset	93,752	95,477
(Increase)/decrease in inventory finance receivable	622,081	519,817
(Increase)/decrease in construction loan receivable	497,335	—
(Increase)/decrease in prepayments and other	(10,052)	(198,402)
Increase/(decrease) in accounts payable	(105,498)	295,229
Increase/(decrease) in income tax payable	(467,412)	(57,732)
Increase/(decrease) in estimated services and warranties	(80,000)	(85,000)
Increase/(decrease) in accrued expenses	(151,039)	19,907

CASH FLOW (USED) IN/PROVIDED BY OPERATING ACTIVITIES	$(139,576)	$309,142

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(48,533)	(11,297)
Proceeds from sale of property, plant and equipment	2,200	—

CASH FLOW (USED) IN INVESTING ACTIVITIES	$(46,333)	$(11,297)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(31,400)	(31,400)
Proceeds from revolving credit loans	2,280,000	2,200,000
Repayments of revolving credit loans	(3,336,799)	(2,700,000)
Purchases of treasury stock	(4,913)	(82,874)

CASH FLOW (USED) IN FINANCING ACTIVITIES	$(1,093,112)	$(614,274)

NET (DECREASE) IN CASH	$(1,279,021)	$(316,429)
CASH, Beginning	$3,107,213	$2,434,227

CASH, Ending	$1,828,192	$2,117,798

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$32,020	$50,492

Taxes	$176,570	$90,000

See notes to consolidated financial statements

Deer Valley Corporation & Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 29, 2014

(unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements for the three month period ended March 29, 2014 and March 30, 2013 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The unaudited financial information included in this report includes all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim period. The operations for the three month period ended March 29, 2014 are not necessarily indicative of the results of the full fiscal year.

The condensed consolidated financial statements included in this report should be read in conjunction with the consolidated financial statements and notes thereto included in the Registrant’s December 28, 2013 Annual Report on Form 10-K and subsequent filings on Form 8-K.

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

Inventory Finance Notes Receivable - The Company offers inventory-secured financing for its products to qualified retail dealers and developers. Finance contracts require periodic installments of principal and interest over periods of up to 24 months. The Company periodically evaluates the collectibility of our notes receivable and considers the need to establish an allowance for doubtful accounts based upon our historical collection experience. We have established an allowance for doubtful accounts of $234,930 as of March 29, 2014 and $313,320 at March 30, 2013.

Impairment of Long-Lived Assets - Property and intangible assets are material to our consolidated financial statements. Further, these assets are subject to the potential negative effects arising from factors beyond the Company’s control including changing economic conditions. The Company evaluates its tangible and definite-lived intangible assets for impairment annually during our fourth quarter or more frequently in the presence of circumstances or trends that may be indicators of impairment. The evaluation is a two step process. The first step is to compare our undiscounted cash flows, as projected over the remaining useful lives of the assets, to their respective carrying values. In the event that the carrying values are not recovered by future undiscounted cash flows, as a second step, the Company compares the carrying values to the related fair values and, if the fair value is lower, record an impairment adjustment. For purposes of fair value, the Company generally uses replacement costs for tangible fixed assets and discounted cash flows, using risk-adjusted discount rates, for intangible assets. These estimates are made by competent employees, using the best available information, under the direct supervision of our management. For tangible property, plant and equipment, there have been no changes in assumptions or methodologies in the three month period ended March 29, 2014 as compared to March 30, 2013. The Company did not have intangible assets at March 29, 2014 and March 30, 2013.

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

(Loss) Per Share - The Company uses the guidance set forth under FASB topic ASC 260, “Earnings Per Share” for calculating the basic and diluted loss per share. Basic (loss) per share is computed by dividing net (loss) by the weighted average number of common shares outstanding. Diluted (loss) per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued, if the additional shares were dilutive.

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

NOTE 3 - INVENTORY

Inventory consisted of the following components:

	March 29, 2014	December 28, 2013
	(unaudited)

Raw Materials	$1,184,091	$891,039
Work-in-Process	270,437	223,755
Finished Goods	482,136	195,824

Total Inventory	$1,936,664	$1,310,618

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

Inventory finance notes receivable, net, consisted of the following:

	March 29, 2014	December 28, 2013
	(unaudited)
Inventory finance notes receivable	$5,475,107	$6,097,188
Allowance for loan loss	(234,930)	(201,960)

	5,240,177	5,895,228
Current portion of inventory finance notes receivable	(2,337,304)	(2,607,456)

Total Inventory finance notes receivable, net	$2,902,873	$3,287,772

With respect to our inventory finance notes receivable, the risk of loss is spread over numerous borrowers. In addition to historical experience, borrower inventory levels and activity are monitored in conjunction with a third-party provider to estimate the potential for loss. The Company anticipates it will be able to resell any repossessed homes, thereby mitigating loss experience. If a default occurs and collateral is lost, the Company is exposed to loss of the full value of the note receivable. The Company recorded a provision/(benefit) for credit losses of $32,970 and $(16,180) for three month period ending March 29, 2014 and March 30, 2013, respectively. The following table represents changes in the estimated allowance for loan losses:

	March 29, 2014	March 30, 2013
	(unaudited)
Balance at beginning of period	$201,960	$329,500
Provision/(Benefit) for credit losses	32,970	(16,180)

Balance at end of period	$234,930	$313,320

NOTE 5 - ACCRUED EXPENSES

Accrued expenses consisted of the following:

Category	March 29, 2014	December 28, 2013
	(unaudited)
Accrued dealer incentive program	$205,329	$230,429
Accrued third party billings	541,165	542,079
Accrued compensation	246,799	339,743
Accrued insurance	65,861	65,197
Accrued interest	10,817	11,985
Accrued repurchase commitment (Note 10)	153,780	152,510
Other	139,220	172,067

Total Accrued Expenses	$1,362,971	$1,514,010

NOTE 6 - PRODUCT WARRANTIES

The Company provides the retail home buyer a one-year limited warranty covering defects in material or workmanship in home structure, plumbing and electrical systems. The Company’s estimated warranty costs are accrued at the time of the sale to the dealer following industry standards and historical warranty cost incurred. Periodic adjustments to the estimated warranty accrual are made as events occur which indicate changes are necessary. As of March 29, 2014, the Company has recorded an accrued liability of $1,105,000 for estimated warranty costs relating to homes sold, based upon management’s assessment of historical experience factors and current industry trends. Management reviews its warranty requirements at the close of each reporting period and adjusts the reserves accordingly.

The following tabular presentation reflects activity in warranty reserves during the periods presented:

For The Three Month Period Ended
March 29, 2014
(unaudited)
Balance at beginning of period	$1,185,000
Warranty charges	373,842
Warranty payments	(453,842)

Balance at end of period	$1,105,000

NOTE 7 - REVOLVING CREDIT LOANS

Effective September 10, 2013, Deer Valley renewed its $5,000,000 Revolving Credit Loan and Security Agreement with its primary bank, used for display model financing for dealers of the products produced by DVH (the “Display Model LOC”) The Display Model LOC has a two year term and has a variable interest rate at 4.00% above LIBOR or 4.1545% at March 29, 2014. As of March 29, 2014, the Company had an outstanding balance of $625,000 under the revolving credit loan.

Effective September 10, 2013, Deer Valley renewed its $3,000,000 Revolving Credit Loan and Security Agreement with its primary bank, used for short term working capital financing, letters of credit and as a bridge loan on financing the sale of retail units by DVH (the “Working Capital LOC”). The Working Capital LOC has a two year term and has a variable interest rate at 2.50% above LIBOR or 2.6545% at March 29, 2014. As of March 29, 2014, the Company had an outstanding balance of $1,375,000 under the revolving credit loan.

Effective April 12, 2013 Deer Valley entered into a $2,500,000 Revolving Credit Loan and Security Agreement with its primary bank, used for funding “construction-to-permanent loans” prior to the issue of a certificate of occupancy and ultimate resale of the loan to either a private or government controlled long term financing entities. The Loan Facility has a two year term and has a variable interest rate at 4.0% above LIBOR. The loan is evidenced by a revolving credit note and secured by accounts receivable, inventory, equipment and all other tangible and intangible personal property of Deer Valley. As of March 29, 2014, the Company had an outstanding balance of $0 under the revolving credit loan.

The amount available under the revolving credit loans is equal to the lesser of $10,500,000 or an amount based on defined percentages of accounts receivable and inventories reduced by any outstanding letters of credit. At March 29, 2014, $5,061,630 was available under the revolving credit loans after deducting letters of credit of $65,000.

In addition to the revolving line of credit described in the preceding paragraph, DVH, during its normal course of business, is required to issue irrevocable standby letters of credit in the favor of independent third party beneficiaries to cover obligations under insurance policies. As of March 29, 2014, no amounts had been drawn on the above irrevocable letters of credit by the beneficiaries.

NOTE 8 - LONG_TERM DEBT

On May 26, 2006, DVH entered into a Loan Agreement with Fifth Third Bank (the “Lender”) providing for a loan of Two Million Dollars ($2,000,000) (the “Loan”) evidenced by a promissory note and secured by a first mortgage on DVH’s properties in Guin, Alabama and Sulligent, Alabama, including the structures and fixtures located thereon, as well as DVH’s interest in any lease thereof. The Loan had a term from May 26, 2006 through June 1, 2011 and has a variable interest rate at 2.25% above LIBOR. There is no prepayment penalty. Future advances are available under the Loan Agreement, subject to approval by the Lender. Also on May 26, 2006, the Company and DVH guaranteed the Loan. Should Deer Valley default, thereby triggering acceleration of the Loan, the Company would become liable for payment of the Loan. On June 1, 2011 Fifth Third Bank agreed to extend the maturity date on the loan until an amendment to the loan agreement could be finalized.

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

NOTE 9 - INCOME TAXES

Income Taxes:

The components of the provision for income taxes are as follows:

Three months ended March 29, 2014
(unaudited)

Current income tax (benefit)	$(290,841)
Deferred income tax expense	93,751

Total income tax benefit	$(197,090)

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

	Three months ended March 29, 2014
	(unaudited)
	Amount	Impact on Rate
Income tax (benefit) at federal rate	$(183,204)	34.00%

State tax benefit, net of Federal effect	(22,771)	4.23%

Permanent Differences:
Meals and entertainment	7,482	-1.39%
Officer’s life insurance	334	-0.06%

Total permanent differences	7,816	-1.45%

Prior period over/under accrual	1,070	-0.20%
Rounding	(1)	0.00%

Total income tax (benefit)	$(197,090)	36.58%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income taxes are as follows:

March 29, 2014
(unaudited)

Current Deferred Tax Assets:
Warranty reserve	$422,398
Repurchase reserve	58,784
Loan loss reserve	89,804
Allowance for doubtful accounts	9,557
Inventory reserve	4,175

Total Current Deferred Tax Asset	584,718

Non-Current Deferred Tax Assets:
Goodwill impairment	1,645,492

Total Non-Current Deferred Tax Assets	1,645,492

Current Deferred Tax Liability:
Prepaid insurance	(40,292)

Total Non-Current Deferred Tax Liability	(40,292)

Non-Current Deferred Tax Liability:
Accelerated depreciation	(103,267)
Sale of assets	8,468

Total Non-Current Deferred Tax Liability	(94,799)

Total Deferred Tax Assets (Liabilities) - Net	$2,095,119

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Litigation - The Company in the normal course of business is subject to claims and litigation. Management of the Company is of the opinion that, based on information available, such legal matters will not ultimately have a material adverse effect on the financial position or results of operation of the Company.

Reserve for Repurchase Commitments - DVH is contingently liable under the terms of repurchase agreements with financial institutions providing inventory financing for retailers of DVH’s products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The risk of loss under these agreements is spread over numerous retailers. The price DVH is obligated to pay generally declines over the period of the agreement (typically 18 to 24 months) and the risk of loss is further reduced by the sale value of repurchased homes. The maximum amount for which the Company is contingently liable under repurchase agreements is approximately $3,845,000 at March 29, 2014. As of March 29, 2014 the Company reserved $153,780 for future repurchase losses, based on prior experience and an evaluation of dealers’ financial conditions. DVH to date has not experienced significant losses under these agreements, and management does not expect any future losses to have a material effect on the accompanying financial statements.

NOTE 11 - EQUITY TRANSACTIONS

Common Stock Dividends - There were no dividends paid during the three month period ended March 29, 2014.

Treasury Stock - Pursuant to a common stock repurchase program approved by our Board of Directors, a total of 7,560 shares were purchased during the three month period ended March 29, 2014 at a cost of $4,913 and recorded as treasury stock.

NOTE 12 - SEGMENT INFORMATION

Our business segments consist of factory-built housing and financial services. Our chief decision making officer considers income (loss) from operations as the basis to measure segment profitability. The following table summarizes net sales, income (loss) from operations, and identifiable assets by segment.

	March 29, 2014	March 30, 2013

Revenues from external customers
Factory-built housing	$5,071,726	$5,292,817
Financial Services	125,345	161,734

Total Revenues	$5,197,071	$5,454,551

Income from operations
Factory-built housing	$(331,375)	$(8,583)
Financial services	(18,246)	43,175
General corporate expenses	(181,749)	(221,917)

Total Income from operations	$(531,370)	$(187,325)

Identifiable assets by segment
Factory-built housing	$9,522,508	$9,422,254
Financial Services	5,494,265	7,650,470
Other	85,146	133,724

	$15,101,919	$17,206,448

Item 2.	Management’s Discussion and Analysis

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

Our business segments consist of factory-built housing and financial services. Our financial services provide qualified independent retail dealers and developers with inventory-secured financing for homes the Company produces. The Company does not maintain separate operating segments for regions and does not separately report financial information by geographic sales area because they are similar products using similar production techniques and sold to the same class of customer. See Note 12—Segment Information of the Notes to Condensed Consolidated Financial Statements for information on our net sales, income (loss) from operations, and identifiable assets by segment for the three month periods ended March 29, 2014 and March 30, 2013.

Industry and Company Outlook

The factory-built housing industry and the Company continue to operate at historically low production and shipment levels. According to data provided by the Manufactured Housing Institute (“MHI”), our industry shipped approximately 60,000 HUD code homes during the calendar year 2013, compared to approximately 55,000 homes shipped in 2012 and 52,000 homes shipped in 2011.

While we are encouraged by the positive trends in shipments of HUD code homes, the manufactured housing industry and Company home sales continue to struggle due to ongoing economic challenges. Low consumer confidence levels and high unemployment and underemployment rates are two of the most significant challenges affecting buyers of factory-built homes. Low consumer confidence regarding the outlook for jobs is not conducive for potential customers to commit to a home purchase. Historically, lower-income households are among the largest segments of new factory-built home purchasers. Lower-income households are particularly affected by high unemployment and underemployment rates.

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

The Company’s executives continue to focus on challenges faced by our industry and the general economy. (i) As part of the Company’s strategic plan, management seeks to identify niche market opportunities where our custom building capabilities provide us with a competitive advantage. The Company continues to focus on the production of custom built, energy efficient, “heavy built homes” and has intensified efforts in innovative exterior elevations to meet the needs of homeowners, dealers and (ii) The Company continues to focus on operating activities to improve manufacturing efficiencies and maintaining a conservative cost structure. (iii) The Company continually looks for new market opportunities and expanding our product offering by developing innovative product designs and production methods.

Manufacturing Operations

We produce all of our factory-built homes at our plant in Guin, Alabama. Our plant is currently staffed for a single shift; 40 hour work week and producing on average 17 “floors” per week. During the quarter ended March 29, 2014, the Company’s average production rate was approximately 12 “floors” produced per week or 35% of our maximum capacity of a single shift, 40 hour work week. As of March 29, 2014, our backlog of orders stood at approximately $1,400,000 or approximately 10 days at our current production rate. We have one idle plant located in Sulligent, Alabama.

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

Finance contracts require periodic installments of principal and interest over periods of up to twenty-four months. These notes are secured by a first priority secured interest in the inventory collateral and other security depending on borrower circumstances. Dealers who sell products utilizing inventory-secured financing are required to make immediate payment for those products to the Company upon sale to the retail customer. This type of inventory-secured financing accounts for approximately, 37% of the Company’s sales for the three month period ending March 29, 2014 compared to 41% of the Company’s sales for the three month period ended March 30, 2013.

Although inventory-secured financing continues to be restrictive for the industry’s wholesale distribution chain, recently a national lender introduced finance programs subject to less financial involvement of the manufacturer. The increased flexibility has allowed the Company to begin to reduce its involvement in direct inventory-secured financing. However, until greater access to credit for inventory financing becomes available participation in inventory-secured financing is still needed to maintain our distribution base.

On April 11, 2014, the Company did not renew its agreement with CIS Financial Services, Inc., to provide on a revolving basis, 80% of the funding for “construction-to-permanent loans” prior to the issue of a certificate of occupancy and ultimate resale of the loan to either private or government controlled long term financing entities.

Results of Operations

The following discussion examines the results of the Company’s operations for the three month period ended March 29, 2014. This discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and notes to the consolidated financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment by our management. It is also imperative that one read our December 28, 2013 Annual Report on Form 10-K and subsequent filings on Form 8-K.

HISTORICAL RESULTS – THREE MONTH PERIODS ENDED MARCH 30, 2013 AND MARCH 31, 2012.

Revenues. Overall gross revenue for the three month period ended March 29, 2014 was $5,197,071 compared to $5,454,551 for the three month period ended March 30, 2013, representing a decrease of $257,480, or approximately 4.7%. The decrease in revenue for the three month period ended March 29, 2014 compared to the three month period ended March 30, 2013, is in part attributable to unusual harsh winter conditions causing a disruption of business services and delivery of goods. Although we remain cautiously optimistic, several challenges such as persistently high unemployment levels, low consumer confidence levels, the restrictive mortgage lending environment and the threat of more foreclosures continue to hinder a recovery in the housing market.

Gross Profit. Gross profit for the three month period ended March 29, 2014 was $670,256 or 12.9% of total revenue compared to $892,752 or 16.4% of total revenue for the three month period ended March 30, 2013. The decrease in gross profit is attributable to an increase in service and warranty cost of 4.4%, which were partially offset by a decrease in raw material cost. The Company includes the following types of expenses in cost of sales: purchase and receiving costs, freight in, direct labor, supply costs, warehousing, direct and indirect overhead costs, inspection, transfer, actual and accrued warranty, depreciation, and amortization costs.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses for the three month period ended March 29, 2014 were $1,198,918 compared to $1,077,050 for the three month period ended March 30, 2013. The increase in selling, general and administrative expenses, of $121,868 primarily relates to an increase in salaries and wages and health insurance costs. The Company includes the following types of expenses in selling, general and administrative expense: sales salaries, sales commissions, bad debt expense, advertising, administrative overhead, administrative salaries and bonuses and legal and professional fees.

Net Income (Loss). The net (loss) for the three month period ended March 29, 2014 was $(341,744) compared to net (loss) of $(129,238) for the three month period ended March 30, 2013, representing a increase in net (loss) of $212,506. The increase in net loss for the three month period ended March 29, 2014 compared to the three month period ended March 30, 2013, is attributable to a decrease in revenues and gross profit and an increase in selling, general and administrative expenses.

Liquidity and Capital Resources

Management believes that the Company currently has sufficient cash flow from operations, available bank borrowings, cash, and cash equivalents to meet its short-term working capital requirements. The Company had $1,828,192 in cash and cash equivalents as of March 29, 2014, compared to $3,107,213 in cash and cash equivalents and short-term investments as of December 28, 2013. The decrease in cash and cash equivalents is primarily attributable to an increase in inventories, payment of certain expenses accrued during 2013, but payable during the first quarter of 2014 and repayments of revolving credit loans. Should our costs and expenses prove to greater than we currently anticipate or should we change our current business plan in a manner which will increase or accelerate our anticipated costs or capital demand, such as through the acquisition of new products, our working capital could be depleted at an accelerated rate.

As of March 29, 2014, the aggregate balance on our loan facilities was $2,000,000. In addition, we have a commercial real estate mortgage from its primary bank that had a balance, as of March 29, 2014, of $910,600.

1—Cash	flow from operating activities:

For the three month period ended March 29, 2014, operating activities used net cash of $139,576 primarily as a result of the following:

(a)	a increase in inventories of $626,046 (a use of cash), primarily as a result of a return to normal production levels subsequent to holiday shutdown period at December 28, 2013, and

(b)	a decrease in accounts payable of $105,498 (a use of cash), primarily as a result of a return to normal production levels subsequent to holiday shutdown period at December 31, 2012, and

(c)	a decrease in income taxes payable of $467,412 (a use of cash), and

(d)	a decrease in other accrued expenses of $151,039 (a use of cash), which were partially offset by,

(e)	a decrease in accounts receivable of $354,543 (a source of cash), and

(f)	a decrease in inventory finance receivable of $622,081 (a source of cash), and

(g)	a decrease in construction loan receivable of $497,335 ( a source of cash).

2—Cash	flow from investing activities:

The net cash used in investing activities for the three month period ending March 29, 2014 was $46,333, which reflects capitalization of normal operating purchases of equipment.

3—Cash	flow from financing activities:

The net cash used in financing activities for the three month period ending March 29, 2014 was $1,093,112, which is primarily attributable to a decrease in revolving credit loans of $1,056,799.

The Company is contingently liable under the terms of the repurchase agreements with third party financial institutions providing inventory financing for retailers of our products. For more information on the repurchase agreements, including the Company’s contingent liability there under, please see “Reserve for Repurchase Commitments” below.

DVH, during its normal course of business, is required to provide irrevocable standby letters of credit to cover obligations under its workers compensation insurance policy in the amount of $65,000. As of March 29, 2014, no amounts had been drawn on the above irrevocable letters of credit by the beneficiaries.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments which affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. For a description of those estimates, see Note 2, Summary of Significant Accounting Policies, contained in the explanatory notes to the Company’s unaudited financial statements for the quarter ended March 29, 2014, contained in this filing, and the Company’s Form 10-K for December 28, 2013. On an ongoing basis, we evaluate our estimates, including those related to reserves, deferred tax assets, valuation allowances, impairment of long-lived assets, fair value of equity instruments issued to consultants for services, and estimates of costs to complete contracts. We base our estimates on historical experience and on various other assumptions which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities which are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. However, we believe that our estimates, including those for the above-described items, are reasonable.

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

Warranties

We provide our retail buyers with a one-year limited warranty covering defects in material or workmanship, including plumbing and electrical systems. We record a liability for estimated future warranty costs relating to homes sold, based upon our assessment of historical experience and industry trends. In making this estimate, we evaluate historical sales amounts, warranty costs related to homes sold and timing in which any work orders are completed. The Company has accrued a warranty liability reserve of $1,105,000 on its balance sheet as of March 29, 2014. Based on management’s assessment of historical experience and current trends in wholesale shipments and dealer inventories we decreased our warranty provision by $80,000 for the quarter ended March 29, 2014. Although we maintain reserves for such claims, there can be no assurance that warranty expense levels will remain at current levels or that the reserves that we have set aside will continue to be adequate. A large number of warranty claims which exceed our current warranty expense levels could have a material adverse effect upon our results of operations.

Volume Incentives Payable

We have relied upon volume incentive payments to our independent dealers who retail our products. These volume incentive payments are accounted for as a reduction to gross sales, and are estimated and accrued when sales of our factory-built homes are made to our independent dealers. Volume incentive reserves are recorded based upon the annualized purchases of our independent dealers who purchase a qualifying amount of home products from us. We accrue a liability to our dealers, based upon estimates derived from historical payout rates. We had a reserve for volume incentives payable of $205,329 as of March 29, 2014.

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

The maximum amount for which the Company is contingently liable under such agreements amounted to approximately $3,845,000 as of March 29, 2014, as compared to $2,142,000 as of March 30, 2013. As of March 29, 2014 and March 30, 2013, we had reserves of $153,780 and $85,655, respectively, established for future repurchase commitments, based upon our prior experience and evaluation of our independent dealers’ financial conditions. Deer Valley to date has not experienced any significant losses under these agreements; consequently, management does not expect any future losses to have a material effect on our accompanying financial statements.

Allowance loan loss for Inventory Finance Notes Receivable

The Company offers inventory-secured financing for its products to qualified retail dealers and developers. Finance contracts require periodic installments of principal and interest over periods of up to 24 months. The Company periodically evaluates the collectability of our notes receivable and considers the need to establish an allowance for doubtful accounts based upon our historical collection experience. The Company had a total inventory-secured financing receivable of $5,475,107 as of March 29, 2014. We have established an allowance for doubtful accounts of $234,930 as of March 29, 2014 and $313,320 at March 30, 2013.

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

Impairment of Long-Lived Assets

As previously discussed, the factory-built housing industry has experienced an overall market decline. Addressing the constriction of the retail housing market, in 2008 the Company idled its Sulligent, Alabama plant and thereafter consolidated its production operations at the Company’s larger plant located in Guin, Alabama. In accordance with FASB Topic ASC 420 “Exit on Disposal Cost Obligations”, the Company evaluates the carrying value of long-lived assets to be held and used when events and circumstances warrant such a review. The carrying value of long-lived assets is considered impaired when the anticipated undiscounted cash flow from such assets is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived assets. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that the fair market values are primarily based on independent appraisals and preliminary or definitive contractual arrangements less costs to dispose. Based on our estimates of the fair value of idled facility no impairment charges are required.

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

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending March 29, 2014 covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Changes in Internal Controls over Financial Reporting

During the quarter ended March 29, 2014 there have been no changes in the Company’s internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Treasury Stock – Pursuant to a common stock repurchase program approved by our Board of Directors, a total of 7,560 shares were purchased during the three month period ended March 29, 2014 at a cost of $4,913 and recorded as treasury stock.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs

Month #1 Jan. 1 to Jan. 31, 2014	0	$.0	0	0

Month #2 Feb. 1 to Feb. 28, 2014	1,036	$.65	0	0

Month #3 March 1 to March 29, 2014	6,524	$.65	0	0
Total (1)	7,560	$.65	0	0

(1)	Total does not include 7,500 shares of the Company’s common stock repurchased by the Company between March 30, 2014 and May 1, 2014 at an average price of $.65 per share.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.	Description
3.01	Articles of Incorporation of Deer Valley Corporation. (1)
3.02	Bylaws of Deer Valley Corporation. (1)
4.01	Certificate of Designation, Rights, and Preferences of Series A Convertible Preferred Stock. (1)
4.02	Certificate of Designation, Rights, and Preferences of Series B Convertible Preferred Stock. (1)
4.03	Certificate of Designation, Rights, and Preferences of Series C Convertible Preferred Stock. (1)
4.04	Certificate of Designation, Rights, and Preferences of Series D Convertible Preferred Stock. (1)
4.05	Certificate of Designation, Rights, and Preferences of Series E Convertible Preferred Stock. (2)
31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 8, 2014. (3)
31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 8, 2014. (3)
32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 8, 2014. (3)

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 8, 2014. (3)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Scheme Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Previously filed as an exhibit to the Form 8-K, filed with the SEC on July 28, 2006 and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Form 10-QSB, filed with the SEC on November 20, 2006 and incorporated herein by reference.

(3)	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Deer Valley Corporation
(Registrant)

Dated: May 9, 2014	By:	/s/ Charles G. Masters
Charles G. Masters
President & Chief Executive Officer