Form 10-Q
period 2014-09-27
DEER VALLEY CORP
filed 2014-11-12
CIK 95047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2014

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

Large accelerated filer	☐	Accelerated Filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The Registrant had 15,514,344 shares of Common Stock, par value $0.001 per share, outstanding as of November 3, 2014.

		PAGE

PART I	FINANCIAL INFORMATION

Item 1	Financial Statements

	Condensed Consolidated Balance Sheets
	As of September 27, 2014 (unaudited)
	As of December 28, 2013	F-2

	Condensed Consolidated Statements of Operations
	Three and Nine Months ended September 27, 2014 (unaudited)
	Three and Nine Months ended September 28, 2013 (unaudited)	F-3

	Condensed Consolidated Statements of Cash Flows
	Nine Months ended September 27, 2014 (unaudited)
	Nine Months ended September 28, 2013 (unaudited)	F-4

	Notes to Condensed Consolidated Financial Statements (unaudited)	F-5– F-10

Item 2	Management’s Discussion and Analysis	1

Item 4T	Controls and Procedures	7

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	8

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	8

Item 3	Defaults Upon Senior Securities	9

Item 4	Mine Safety Disclosures	9

Item 5	Exhibits	10

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

Item 1. Financial Statements

Deer Valley Corporation & Subsidiaries

Condensed Consolidated Financial Statements

Deer Valley Corporation & Subsidiaries

Condensed Consolidated Balance Sheets

	September 27,	December 28,
	2014	2013
	(unaudited)
ASSETS
Current Assets:
Cash	$3,975,814	$3,107,213
Accounts receivable, net	1,770,016	1,537,027
Inventory	1,781,619	1,310,618
Deferred tax asset	551,316	567,693
Inventory finance notes receivable	2,146,630	2,607,456
Construction loan notes receivable	—	693,257
Prepaid expenses and other current assets	202,694	120,069

Total Current Assets	10,428,089	9,943,333

Fixed Assets:
Property, plant and equipment, net	2,130,584	2,143,707

Other Assets:
Inventory finance notes receivable, net	1,671,760	3,287,772
Deferred tax asset	1,409,725	1,621,179
Other assets	15,160	17,482

Total Other Assets:	3,096,645	4,926,433

Total Assets	$15,655,318	$17,013,473

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities on long term debt	$125,600	$125,600
Revolving credit loans	700,000	3,056,799
Accounts payable	600,886	364,887
Accrued expenses	2,266,024	1,514,010
Accrued warranties	1,205,000	1,185,000
Income tax payable	—	140,162

Total Current Liabilities	4,897,510	6,386,458

Long Term Liabilities:
Long-term debt, net of current maturities	722,200	816,400

Total Long Term Liabilities	722,200	816,400

Total Liabilities	5,619,710	7,202,858

Commitments and Contingencies (Note 10)

Stockholders’ Equity:

Common stock, $0.001 par value, 100,000,000 shares authorized, 17,786,184 and 17,786,184 shares issued and 15,396,387 and 15,434,447 outstanding, respectively.	17,788	17,788

Additional paid-in capital	33,254,293	33,254,293

Treasury Stock, at cost; 2,389,797 and 2,351,737 shares, respectively	(1,300,150)	(1,275,616)

Accumulated deficit	(21,936,323)	(22,185,850)

Total Stockholders’ Equity	10,035,608	9,810,615

Total Liabilities and Stockholders’ Equity	$15,655,318	$17,013,473

See notes to condensed consolidated financial statements

Deer Valley Corporation & Subsidiaries

Condensed Consolidated Statements of Operations

	For The Three Month Period Ended		For The Nine Month Period Ended
	September 27,	September 28,	September 27,	September 28,
	2014	2013	2014	2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUE	$8,473,549	$7,285,472	$21,589,852	$19,963,500
COST OF REVENUE	6,738,180	5,886,887	17,665,416	16,295,573

GROSS PROFIT	1,735,369	1,398,585	3,924,436	3,667,927

OPERATING EXPENSES:
Depreciation	3,658	2,247	5,785	7,986
Selling, general and administrative	1,221,528	1,013,018	3,445,486	3,037,249

TOTAL OPERATING EXPENSES	1,225,186	1,015,265	3,451,271	3,045,235

OPERATING INCOME	510,183	383,320	473,165	622,692

OTHER INCOME (EXPENSES)
Interest income	121	122	361	414
Other income (expense)	—	2,000	2,200	2,000
Interest expense	(9,319)	(10,685)	(28,657)	(32,710)

TOTAL OTHER INCOME/(EXPENSES)	(9,198)	(8,563)	(26,096)	(30,296)

INCOME BEFORE INCOME TAXES	500,985	374,757	447,069	592,396
INCOME TAX (EXPENSE)	(205,973)	(110,834)	(197,541)	(200,784)

NET INCOME	$295,012	$263,923	$249,528	$391,612

Net Income Per Share (Basic)	$0.02	$0.02	$0.02	$0.03
Net Income Per Share (Fully Diluted)	$0.02	$0.02	$0.02	$0.03

Weighted Average Common Shares Outstanding	15,398,831	15,459,922	15,414,322	15,512,813
Weighted Average Common and Common Equivalent Shares Outstanding	15,398,831	15,459,922	15,414,322	15,512,813

See notes to condensed consolidated financial statements

Deer Valley Corporation & Subsidiaries

Condensed Consolidated Statements of Cash Flows

	For The Nine Month Period Ended
	September 27,	September 28,
	2014	2013
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$249,528	$391,612
Adjustments to reconcile net income to net cash used in/provided by operating activities:
Depreciation	129,303	157,209
Gain on sale of equipment	(2,200)	(2,000)
Provision for credit losses	(70,980)	(117,660)
Changes in assets and liabilities:
(Increase)/decrease in receivables	(232,989)	(982,658)
(Increase)/decrease in inventories	(471,001)	(245,991)
(Increase)/decrease in deferred tax asset	227,829	210,269
(Increase)/decrease in inventory finance receivable	2,147,818	2,600,589
(Increase)/decrease in construction loan receivable	693,257	(1,069,007)
(Increase)/decrease in prepayments and other	(12,017)	(45,783)
Increase/(decrease) in accounts payable	235,999	237,702
Increase/(decrease) in income tax payable	(208,447)	(63,596)
Increase/(decrease) in estimated services and warranties	20,000	(60,000)
Increase/(decrease) in accrued expenses	752,014	137,916

CASH FLOW PROVIDED BY OPERATING ACTIVITIES	3,458,114	1,148,602

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(116,180)	(130,693)
Proceeds from sale of property, plant and equipment	2,200	2,000

CASH FLOW (USED) IN INVESTING ACTIVITIES	(113,980)	(128,693)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(94,200)	(94,200)
Proceeds from revolving credit loans	4,600,000	11,396,287
Repayments of revolving credit loans	(6,956,799)	(12,924,487)
Purchases of treasury stock	(24,534)	(140,574)

CASH FLOW (USED) IN FINANCING ACTIVITIES	(2,475,533)	(1,762,974)

NET INCREASE/(DECREASE) IN CASH	868,601	(743,065)

CASH, Beginning	3,107,213	2,434,227

CASH, Ending	$3,975,814	$1,691,162

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$73,361	$155,255

Taxes	$178,158	$106,008

See notes to condensed consolidated financial statements

Deer Valley Corporation & Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 27, 2014

(unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements for the three and nine month periods ended September 27, 2014 and September 28, 2013 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The unaudited financial information included in this report includes all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim period. The operations for the three and nine month periods ended September 27, 2014 are not necessarily indicative of the results of the full fiscal year.

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

Inventory Finance Notes Receivable – The Company offers inventory-secured financing for its products to qualified retail dealers and developers. Finance contracts require periodic installments of principal and interest over periods of up to 24 months. The Company periodically evaluates the collectibility of our notes receivable and considers the need to establish an allowance for doubtful accounts based upon our historical collection experience. We have established an allowance for doubtful accounts of $130,980 as of September 27, 2014 and $211,840 at September 28, 2013.

Impairment of Long-Lived Assets - Property and intangible assets are material to our consolidated financial statements. Further, these assets are subject to the potential negative effects arising from factors beyond the Company’s control including changing economic conditions. The Company evaluates its tangible and definite-lived intangible assets for impairment annually during our fourth quarter or more frequently in the presence of circumstances or trends that may be indicators of impairment. The evaluation is a two step process. The first step is to compare our undiscounted cash flows, as projected over the remaining useful lives of the assets, to their respective carrying values. In the event that the carrying values are not recovered by future undiscounted cash flows, as a second step, the Company compares the carrying values to the related fair values and, if the fair value is lower, record an impairment adjustment. For purposes of fair value, the Company generally uses replacement costs for tangible fixed assets and discounted cash flows, using risk-adjusted discount rates, for intangible assets. These estimates are made by competent employees, using the best available information, under the direct supervision of our management. For tangible property, plant and equipment, there have been no changes in assumptions or methodologies in the three month period ended September 27, 2014 as compared to September 28, 2013. The Company did not have intangible assets at September 27, 2014 and September 28, 2013.

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

NOTE 3 - INVENTORY

Inventory consisted of the following components:

	September 27,	December 28,
	2014	2013
	(unaudited)
Raw Materials	$1,103,366	$891,039
Work-in-Process	276,663	223,755
Finished Goods	401,590	195,824

Total Inventory	$1,781,619	$1,310,618

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

Inventory finance notes receivable, net, consisted of the following:

	September 27,	December 28,
	2014	2013
	(unaudited)
Inventory finance notes receivable	$3,949,370	$6,097,188
Allowance for loan loss	(130,980)	(201,960)

	3,818,390	5,895,228
Current portion of inventory finance notes receivable	(2,146,630)	(2,607,456)

Total inventory finance notes receivable, net	$1,671,760	$3,287,772

With respect to our inventory finance notes receivable, approximately 80% of the risk of loss is spread over five borrowers. In addition to historical experience, borrower inventory levels and activity are monitored in conjunction with a third-party provider to estimate the potential for loss. The Company anticipates it will be able to resell any repossessed homes, thereby mitigating loss experience. If a default occurs and collateral is lost, the Company is exposed to loss of the full value of the note receivable. The Company recorded a provision/(benefit) for credit losses of $(70,980) and $(117,660) for the nine month period ending September 27, 2014 and September 28, 2013, respectively. The following table represents changes in the estimated allowance for loan losses:

	September 27,	September 28,
	2014	2013
	(unaudited)	(unaudited)
Balance at beginning of period	$201,960	$329,500
Provision/(Benefit) for credit losses	(70,980)	(117,660)

Balance at end of period	$130,980	$211,840

NOTE 5 - ACCRUED EXPENSES

Accrued expenses consisted of the following:

	September 27,	December 28,
	2014	2013
Category	(unaudited)
Accrued dealer incentive program	$307,893	$230,429
Accrued third party billings	607,115	542,079
Accrued compensation	526,355	339,743
Accrued insurance	59,220	65,197
Accrued interest	4,822	11,985
Accrued repurchase commitment (Note 10)	203,945	152,510
Customer Deposits	430,027	—
Other	126,647	172,067

Total Accrued Expenses	$2,266,024	$1,514,010

NOTE 6 - PRODUCT WARRANTIES

The Company provides the retail home buyer a one-year limited warranty covering defects in material or workmanship in home structure, plumbing and electrical systems. The Company’s estimated warranty costs are accrued at the time of the sale to the dealer following industry standards and historical warranty cost incurred. Periodic adjustments to the estimated warranty accrual are made as events occur which indicate changes are necessary. As of September 27, 2014, the Company has recorded an accrued liability of $1,205,000 for estimated warranty costs relating to homes sold, based upon management’s assessment of historical experience factors and current industry trends. Management reviews its warranty requirements at the close of each reporting period and adjusts the reserves accordingly.

The following tabular presentation reflects activity in warranty reserves during the periods presented:

	For The Three Month Period Ended	For The Nine Month Period Ended
	September 27,	September 27,
	2014	2014
	(unaudited)	(unaudited)
Balance at beginning of period	$1,145,000	$1,185,000
Warranty charges	440,648	1,218,432
Warranty payments	(380,648)	(1,198,432)

Balance at end of period	$1,205,000	$1,205,000

NOTE 7 - REVOLVING CREDIT LOANS

Effective September 10, 2013, Deer Valley renewed its $5,000,000 Revolving Credit Loan and Security Agreement with its primary bank, used for display model financing for dealers of the products produced by DVH (the “Display Model LOC”). The Display Model LOC has a two year term and has a variable interest rate at 4.00% above LIBOR or 4.15580% at September 27, 2014. As of September 27, 2014, the Company had no outstanding balance under the revolving credit loan.

Effective September 10, 2013, Deer Valley renewed its $3,000,000 Revolving Credit Loan and Security Agreement with its primary bank, used for short term working capital financing, letters of credit and as a bridge loan on financing the sale of retail units by DVH (the “Working Capital LOC”). The Working Capital LOC has a two year term and has a variable interest rate at 2.50% above LIBOR or 2.6570% at September 27, 2014. As of September 27, 2014, the Company had an outstanding balance of $700,000 under the revolving credit loan.

On April 12, 2013 Deer Valley entered into a $2,500,000 Revolving Credit Loan and Security Agreement with its primary bank, used for funding “construction-to-permanent loans” prior to the issue of a certificate of occupancy and ultimate resale of the loan to either private or government controlled long term financing entities. On August 19, 2014 the Company closed the Loan Facility used for funding “construction-to-permanent loans”.

The amount available under the revolving credit loans is equal to the lesser of $8,000,000 or an amount based on defined percentages of accounts receivable and inventories reduced by any outstanding letters of credit. At September 27, 2014, $3,479,453 was available under the revolving credit loans after deducting letters of credit of $65,000.

In addition to the revolving line of credit described in the preceding paragraph, DVH, during its normal course of business, is required to issue irrevocable standby letters of credit in the favor of independent third party beneficiaries to cover obligations under insurance policies. As of September 27, 2014, no amounts had been drawn on the above irrevocable letters of credit by the beneficiaries.

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

NOTE 9 – INCOME TAXES

Income Taxes:

The components of the provision for income taxes are as follows:

Nine months ended
September 27, 2014
(unaudited)
Current income tax (benefit)	$(30,288)
Deferred income tax expense	227,829

Total income tax expense	$197,541

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

	Nine months ended
	September 27, 2014
	(unaudited)
	Amount	Impact on Rate
Income tax expense at federal rate	$152,003	34.00%

State tax expense, net of Federal effect	18,893	4.23%

Permanent Differences:
Meals and entertainment	17,168	3.84%
Officer’s life insurance	1,003	0.22%

Total permanent differences	18,171	4.06%

Prior period over/under accrual	8,475	1.90%
Rounding	(1)	0.00%

Total income tax (benefit)	$197,541	44.19%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income taxes are as follows:

September 27, 2014
(unaudited)
Current Deferred Tax Assets:
Warranty reserve	$460,623
Repurchase reserve	77,960
Loan loss reserve	50,068
Allowance for doubtful accounts	7,072
Inventory reserve	4,137

Total Current Deferred Tax Asset	599,860

Non-Current Deferred Tax Assets:
Goodwill impairment	1,523,636

Total Non-Current Deferred Tax Assets	1,523,636

Current Deferred Tax Liability:
Prepaid insurance	(48,544)

Total Current Deferred Tax Liability	(48,544)

Non-Current Deferred Tax Liability:
Accelerated depreciation	(122,379)
Sale of assets	8,468

Total Non-Current Deferred Tax Liability	(113,911)

Total Deferred Tax Assets (Liabilities) - Net	$1,961,041

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Litigation - The Company in the normal course of business is subject to claims and litigation. Management of the Company is of the opinion that, based on information available, such legal matters will not ultimately have a material adverse effect on the financial position or results of operation of the Company.

Reserve for Repurchase Commitments – DVH is contingently liable under the terms of repurchase agreements with financial institutions providing inventory financing for retailers of DVH’s products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The risk of loss under these agreements is spread over numerous retailers. The price DVH is obligated to pay generally declines over the period of the agreement (typically 18 to 24 months) and the risk of loss is further reduced by the sale value of repurchased homes. The maximum amount for which the Company is contingently liable under repurchase agreements is approximately $6,800,000 at September 27, 2014. As of September 27, 2014 the Company reserved $203,945 for future repurchase losses, based on prior experience and an evaluation of dealers’ financial conditions. DVH to date has not experienced significant losses under these agreements, and management does not expect any future losses to have a material effect on the accompanying financial statements.

NOTE 11 - EQUITY TRANSACTIONS

Common Stock Dividends – There were no dividends paid during the nine month period ended September 27, 2014.

Treasury Stock – Pursuant to a common stock repurchase program approved by our Board of Directors, a total of 38,060 shares were purchased during the nine month period ended September 27, 2014 at a cost of $24,534 and recorded as treasury stock.

NOTE 12 – SEGMENT INFORMATION

Our business segments consist of factory-built housing and financial services. Our chief decision making officer considers income from operations as the basis to measure segment profitability. The following table summarizes net sales, income from operations, and identifiable assets by segment for the three and nine month periods ended September 27, 2014 and September 28, 2013.

	For The Three Months Ended		For The Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2014	2013	2014	2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues from external customers
Factory-built housing	$8,387,621	$7,114,025	$21,278,948	$19,422,391
Financial services	85,928	171,447	310,904	541,109

Total revenues	$8,473,549	$7,285,472	$21,589,852	$19,963,500

Income (loss) from operations
Factory-built housing	$585,394	$362,244	$678,464	$709,588
Financial services	60,398	130,231	209,196	358,900
General corporate expenses	(135,609)	(109,155)	(414,495)	(445,796)

Total income (loss) from operations	$510,183	$383,320	$473,165	$622,692

Identifiable assets by segment
Factory-built housing	$11,277,122	$9,904,826
Financial Services	4,219,383	6,675,761
Other	158,813	83,490

	$15,655,318	$16,664,077

NOTE 13 – SUBSEQUENT EVENTS

On September 3, 2014, Peerless Systems Corporation, a Delaware corporation (“Peerless”), Vicis Capital Master Fund, a Cayman Island unit trust managed by Vicis Capital, LLC (“Vicis”), and the Company entered into a Stock Purchase Agreement (the “SPA”). The transaction described in the SPA closed, and the consummation of the transaction described in the SPA occurred, effective as of October 6, 2014.

Pursuant to the terms and conditions of the SPA, (a) Vicis sold to Peerless, and Peerless purchased from Vicis, 12,310,458 shares of the Company’s common stock for a purchase price of $3,600,000, and (b) the Company sold to Peerless, and Peerless purchased from the Company, 126,000 shares of the Company’s common stock for a purchase price of $81,900. The purchased shares represent approximately eighty percent (80%) of the Company’s issued and outstanding shares of common stock.

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

Our business segments consist of factory-built housing and financial services. Our financial services provide qualified independent retail dealers and developers with inventory-secured financing for homes the Company produces. The Company does not maintain separate operating segments for regions and does not separately report financial information by geographic sales area because they are similar products using similar production techniques and sold to the same class of customer. See Note 12 - Segment Information of the Notes to Condensed Consolidated Financial Statements for information on our net sales, income (loss) from operations, and identifiable assets by segment for the three and nine month periods ended September 27, 2014 and September 28, 2013.

Industry and Company Outlook

As a result of the “great recession”, the factory-built housing industry and the Company continue to operate at historically low production and shipment levels. According to data provided by the Manufactured Housing Institute (“MHI”), our industry shipped approximately 60,000 HUD code homes during the calendar year 2013, compared to approximately 55,000 homes shipped in 2012 and 52,000 homes shipped in 2011. From January to August 2014, industry HUD code shipments were approximately 42,000 units; an approximately 6 percent increase from the same period a year ago.

While we are encouraged by the modest improvement in shipments of HUD code homes during the most recent three years, the manufactured housing industry and the Company continue to struggle to sell homes due to ongoing economic challenges. Low consumer confidence levels and high unemployment and underemployment rates are two of the most significant challenges affecting buyers of factory-built homes. Low consumer confidence regarding the outlook for jobs is not conducive for potential customers to commit to a home purchase. Historically, lower-income households are among the largest segments of new factory-built home purchasers. Lower-income households are particularly affected by high unemployment and underemployment rates.

Sales activity for the Company and our industry appear to be showing signs of improvement; however, a revival faces multiple obstacles, including competition from distressed sales of site-built homes, historically low interest rates resulting in record affordability of site-built homes, restrictive underwriting guidelines, inconsistent appraisal processes and an undeveloped secondary market for manufactured home loans. We believe the key to full recovery in our industry depends on improved consumer confidence levels and an increased availability of consumer financing for the retail purchase of manufactured homes.

The Company’s executives continue to focus on challenges faced by our industry and the general economy. As part of the Company’s strategic plan, management seeks to identify niche market opportunities where our custom building capabilities provide us with a competitive advantage. The Company continues to focus on the production of custom built, energy efficient, “heavy built homes” and has intensified efforts in innovative exterior elevations to meet the needs of homeowners and dealers. The Company continues to focus on operating activities to improve manufacturing efficiencies and maintaining a conservative cost structure. The Company continuously looks for new market opportunities and ways to expand our product offering by developing innovative product designs and production methods.

On September 3, 2014, Peerless Systems Corporation, a Delaware corporation (“Peerless”), Vicis Capital Master Fund, a Cayman Island unit trust managed by Vicis Capital, LLC (“Vicis”), and the Company entered into a Stock Purchase Agreement (the “SPA”). The transaction described in the SPA closed, and the consummation of the transaction described in the SPA occurred, effective as of October 6, 2014.

Pursuant to the terms and conditions of the SPA, (a) Vicis sold to Peerless, and Peerless purchased from Vicis, 12,310,458 shares of the Company’s common stock for a purchase price of $3,600,000, and (b) the Company sold to Peerless, and Peerless purchased from the Company, 126,000 shares of the Company’s common stock for a purchase price of $81,900. The purchased shares represent approximately eighty percent (80%) of the Company’s issued and outstanding shares of common stock.

Manufacturing Operations

We produce all of our factory-built homes at our plant in Guin, Alabama. During the quarter ended September 27, 2014, our plant was staffed for a single shift; 40 hour work week and producing an average 19 “floors” per week or 53% of our maximum capacity of a single shift, 40 hour work week. As of September 27, 2014, our backlog of orders stood at approximately $2,625,000. We have one idle plant located in Sulligent, Alabama.

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

Finance contracts require periodic installments of principal and interest over periods of up to twenty-four months. These notes are secured by a first priority secured interest in the inventory collateral and other security depending on borrower circumstances. Dealers who sell products utilizing inventory-secured financing are required to make immediate payment for those products to the Company upon sale to the retail customer. This type of inventory-secured financing accounts for approximately, 22% of the Company’s sales for the three month period ending September 27, 2014 compared to 30% of the Company’s sales for the three month period ended September 28, 2013.

Although inventory-secured financing continues to be somewhat restrictive for the industry’s wholesale distribution chain, recently third party lenders have introduced finance programs. The increased third party lending has allowed the Company to begin to reduce its capital commitment in direct inventory-secured financing. Nevertheless, until greater access to credit for inventory financing becomes available, the Company’s participation in inventory-secured financing is still needed to maintain a portion of our distribution base.

On April 11, 2014, the Company elected not to renew its agreement with CIS Financial Services, Inc. Under this agreement the Company had provided on a revolving basis, 80% of the funding for “construction-to-permanent loans” prior to the issue of a certificate of occupancy and ultimate resale of the loan to either private or government controlled long term financing entities.

Results of Operations

The following discussion examines the results of the Company’s operations for the three and nine month periods ended September 27, 2014. This discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and notes to the consolidated financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment by our management. It is also imperative that one read our December 28, 2013 Annual Report on Form 10-K and subsequent filings on Form 8-K.

HISTORICAL RESULTS – THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 27, 2014 AND

SEPTEMBER 28, 2013.

Revenues. Overall gross revenue for the three month period ended September 27, 2014 was $8,473,549 compared to $7,285,472 for the three month period ended September 27, 2013, representing an increase of $1,188,077, or approximately 16.3%. Overall gross revenue for the nine month period ended September 27, 2014 was $21,589,852 compared to $19,963,500 for the nine month period ended September 28, 2013, representing an increase of $1,626,352, or approximately 8.1%. The increase in revenue for the three and nine month periods ended September 27, 2014 compared to the three and nine month period ended September 28, 2013, is primarily attributable to a product mix of larger homes with greater amenities. Although we remain cautiously optimistic, several challenges such as persistently high unemployment and underemployment levels, low consumer confidence levels and the restrictive mortgage lending environment continue to hinder a recovery in the housing market.

Gross Profit. Gross profit for the three month period ended September 28, 2014 was $1,735,369 or 20.5% of total revenue compared to $1,398,585 or 19.2% of total revenue for the three month period ended September 28, 2013. Gross profit for the nine month period ended September 27, 2014 was $3,924,436 or 18.2% of total revenue compared to $3,667,927 or 18.4% of total revenue for the nine month period ended September 28, 2013. For the three month period gross profit as a percentage of sales increased 1.3% compared to the prior year, the increase in gross profit as a percentage of sales is attributable a decrease in raw material cost of 1.3% and an increase in efficiencies as a result of higher capacity utilization, which were partially offset by an increase in service and warranty cost of .85%. For the nine month period gross profit as a percentage of sales decreased 0.2% compared to the prior year, the decrease in gross profit as a percentage of sales is attributable to an increase in service and warranty cost, which were partially offset by a decrease in raw material cost. The Company includes the following types of expenses in cost of sales: purchase and receiving costs, freight in, direct labor, supply costs, warehousing, direct and indirect overhead costs, inspection, transfer, actual and accrued warranty, depreciation, and amortization costs.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses for the three month period ended September 27, 2014 were $1,221,528 compared to $1,013,018 for the three month period ended September 28, 2013. Selling, general, and administrative expenses for the nine month period ended September 27,

2014 were $3,445,486 compared to $3,037,249 for the nine month period ended September 28, 2013. The increase in selling, general and administrative expenses for the three and nine month periods primarily relates to an increase in salaries and wages and health insurance costs. The Company includes the following types of expenses in selling, general and administrative expense: sales salaries, sales commissions, bad debt expense, advertising, administrative overhead, administrative salaries and bonuses and legal and professional fees.

Net Income. The net income for the three month period ended September 27, 2014 was $295,012 compared to net income of $263,923 for the three month period ended September 28, 2013, representing an increase in net income of $31,089. The net income for the nine month period ended September 27, 2014 was $249,528 compared to net income of $391,612 for the nine month period ended September 28, 2013, representing a decrease in net income of $142,084.

Liquidity and Capital Resources

Management believes that the Company currently has sufficient cash flow from operations, available bank borrowings, cash, and cash equivalents to meet its short-term working capital requirements. The Company had $3,975,814 in cash and cash equivalents as of September 27, 2014, compared to $3,107,213 in cash and cash equivalents and short-term investments as of December 28, 2013. The increase in cash and cash equivalents is primarily attributable to decrease in inventory finance notes receivable and construction loans, which were offset in part by repayments of revolving credit loans. Should our costs and expenses prove greater than we currently anticipate or should we change our current business plan in a manner which will increase or accelerate our anticipated costs or capital demand, such as through the acquisition of new products, our working capital could be depleted at an accelerated rate.

As of September 27, 2014, the aggregate balance on our loan facilities was $700,000. In addition, we have a commercial real estate mortgage from our primary bank that had a balance, as of September 27, 2014, of $847,800.

1 - Cash flow from operating activities:

For the nine month period ended September 27, 2014, operating activities provided net cash of $3,458,114 primarily as a result of the following:

(a)	a decrease in inventory finance receivable of $2,147,818 (a source of cash), and

(b)	a decrease in construction loan receivable of $693,257 (a source of cash), and

(c)	an increase in accrued expenses of $752,014 (a source of cash), primarily as a result of customer deposits on special projects, which were partially offset by,

(d)	an increase in accounts receivable of $232,989 (a use of cash), primarily as a result of a return to normal production levels subsequent to holiday shutdown period at December 28, 2013,

(e)	an increase in inventories of $471,001 (a use of cash), primarily as a result of a return to normal inventory levels subsequent to holiday shutdown period at December 28, 2013, and

(f)	a decrease in income taxes payable of $208,447 (a use of cash),

2 - Cash flow from investing activities:

The net cash used in investing activities for the nine month period ending September 27, 2014 was $113,980, which reflects capitalization of normal operating purchases of equipment.

3 - Cash flow from financing activities:

The net cash used in financing activities for the nine month period ending September 27, 2014 was $2,475,533, which is primarily attributable to a decrease in revolving credit loans of $2,356,799. The decrease in revolving credit loans is attributable to decreases in inventory finance notes receivable and construction loan notes receivable.

The Company is contingently liable under the terms of the repurchase agreements with third party financial institutions providing inventory financing for retailers of our products. For more information on the repurchase agreements, including the Company’s contingent liability there under, please see “Reserve for Repurchase Commitments” below.

DVH, during its normal course of business, is required to provide irrevocable standby letters of credit to cover obligations under its workers compensation insurance policy in the amount of $65,000. As of September 27, 2014, no amounts had been drawn on the above irrevocable letters of credit by the beneficiaries.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments which affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. For a description of those estimates, see Note 2, Summary of Significant Accounting Policies, contained in the explanatory notes to the Company’s unaudited financial statements for the quarter ended September 27, 2014, contained in this filing, and the Company’s Form 10-K for December 28, 2013. On an ongoing basis, we evaluate our estimates, including those related to reserves, deferred tax assets, valuation allowances, impairment of long-lived assets, fair value of equity instruments issued to consultants for services, and estimates of costs to complete contracts. We base our estimates on historical experience and on various other assumptions which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities which are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. However, we believe that our estimates, including those for the above-described items, are reasonable.

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

Warranties

We provide our retail buyers with a one-year limited warranty covering defects in material or workmanship, including plumbing and electrical systems. We record a liability for estimated future warranty costs relating to homes sold, based upon our assessment of historical experience and industry trends. In making this estimate, we evaluate historical sales amounts, warranty costs related to homes sold and timing in which any work orders are completed. The Company has accrued a warranty liability reserve of $1,205,000 on its balance sheet as of September 27, 2014, as compared to $1,110,000 as of September 28, 2013. Based on management’s assessment of historical experience and current trends in wholesale shipments and dealer inventories we increased our warranty provision by $60,000 for the quarter ended September 27, 2014. Although we maintain reserves for such claims, there can be no assurance that warranty expense levels will remain at current levels or that the reserves that we have set aside will continue to be adequate. An increased number of warranty claims which exceed our current warranty expense levels could have a material adverse effect upon our results of operations.

Volume Incentives Payable

We have relied upon volume incentive payments to our independent dealers who retail our products. These volume incentive payments are accounted for as a reduction to gross sales, and are estimated and accrued when sales of our factory-built homes are made to our independent dealers. Volume incentive reserves are recorded based upon the annualized purchases of our independent dealers who purchase a qualifying amount of home products from us. We accrue a liability to our dealers, based upon estimates derived from historical payout rates. As of September 27, 2014 and September 28, 2013, we had a reserve for volume incentives payable of $307,893 and $241,471, respectively.

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

The maximum amount for which the Company is contingently liable under such agreements amounted to approximately $6,800,000 as of September 27, 2014, as compared to $2,915,000 as of September 28, 2013. As of September 27, 2014 and September 28, 2013, we had reserves of $203,945 and $116,605, respectively, established for future repurchase commitments, based upon our prior experience and evaluation of our independent dealers’ financial conditions. Deer Valley to date has not experienced any significant losses under these agreements; consequently, management does not expect any future losses to have a material effect on our accompanying financial statements.

Inventory Finance Notes Receivable and Allowance for Loan Loss

The Company offers inventory-secured financing for its products to qualified retail dealers and developers. Finance contracts require periodic installments of principal and interest over periods of up to 24 months. The Company periodically evaluates the collectability of our notes receivable and considers the need to establish an allowance for doubtful accounts based upon our historical collection experience. The Company had a total inventory-secured financing receivable of $3,949,370 as of September 27, 2014, as compared to $5,673,842 as of September 28, 2013. We have established an allowance for loan loss of $130,980 as of September 27, 2014 and $211,840 at September 28, 2013.

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

Impairment of Long-Lived Assets

As previously discussed, the factory-built housing industry has experienced an overall market decline. Addressing the constriction of the retail housing market, in 2008 the Company idled its Sulligent, Alabama plant and thereafter consolidated its production operations at the Company’s larger plant located in Guin, Alabama. In accordance with FASB Topic ASC 420 “Exit on Disposal Cost Obligations”, the Company evaluates the carrying value of long-lived assets to be held and used when events and circumstances warrant such a review. The carrying value of long-lived assets is considered impaired when the anticipated undiscounted cash flow from such assets is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived assets. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that the fair market values are primarily based on independent appraisals and preliminary or definitive contractual arrangements less costs to dispose. Based on our estimates of the fair value of the idled facility no impairment charges are required.

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

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending September 27, 2014 covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Changes in Internal Controls over Financial Reporting

During the quarter ended September 27, 2014 there have been no changes in the Company’s internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Treasury Stock – Pursuant to a common stock repurchase program approved by our Board of Directors, a total of 38,060 shares were purchased during the nine month period ended September 27, 2014 at a cost of $24,534 and recorded as treasury stock.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
Month #1 Jan. 1 to Jan. 31, 2014	0	$.0	0	0
Month #2 Feb. 1 to Feb. 28, 2014	1,036	$.65	0	0
Month #3 March 1 to March 29, 2014	6,524	$.65	0	0
Month #4 March 30 to April 30, 2014	7,500	$.65	0	0
Month #5 May 1 to May 31, 2014	18,000	$.64	0	0
Month #6 June 1 to June 28, 2014	0	$.0	0	0
Month #7 June 29 to July 31, 2014	0	$.0	0	0
Month #8 August 1 to August 31, 2014	5,000	$.65	0	0
Month #9 September 1 to September 27, 2014	0	$.0	0	0

Total (1)	38,060	$.65	0	0

(1)	Total does not include 8,043 shares of the Company’s common stock repurchased by the Company between September 28, 2014 and November 3, 2014 at an average price of $ .65 per share

On October 6, 2014 the Company sold to Peerless Systems Corporation, 126,000 shares of the Company’s common stock for a purchase price of $81,900.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None

Item 5. Exhibits

Exhibit No.	Description

3.01	Articles of Incorporation of Deer Valley Corporation. (1)

3.02	Amended and Restated Bylaws of Deer Valley Corporation. (3)

4.01	Certificate of Designation, Rights, and Preferences of Series A Convertible Preferred Stock. (1)

4.02	Certificate of Designation, Rights, and Preferences of Series B Convertible Preferred Stock. (1)

4.03	Certificate of Designation, Rights, and Preferences of Series C Convertible Preferred Stock. (1)

4.04	Certificate of Designation, Rights, and Preferences of Series D Convertible Preferred Stock. (1)

4.05	Certificate of Designation, Rights, and Preferences of Series E Convertible Preferred Stock. (2)

10.1	Amended and Restated Employment Agreement – John S. Lawler (4)

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 12, 2014. (4)

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 12, 2014. (4)

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 12, 2014. (4)

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 12, 2014. (4)

101.INS	XBRL Instance Document (4)

101.SCH	XBRL Taxonomy Extension Scheme Document (4)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (4)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (4)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (4)

(1)	Previously filed as an exhibit to the Form 8-K filed with the SEC on July 28, 2006 and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Form 10-QSB filed with the SEC on November 20, 2006 and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Form 8-K filed with the SEC on October 17, 2014.
(4)	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Deer Valley Corporation
(Registrant)

Dated: November 12, 2014	By:	/s/ Charles G. Masters
Charles G. Masters
President & Chief Executive Officer