Form 10-K
period 2014-12-27
DEER VALLEY CORP
filed 2015-03-27
CIK 95047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 27, 2014

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 000-05388

DEER VALLEY CORPORATION

(Exact name of Registrant as specified in its charter)

Florida	20-5256635
(State of Incorporation)	(I.R.S. employer identification no.)

205 Carriage Street, Guin, AL	35563
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (205) 468-8400

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, everyInteractive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer	☐	Accelerated Filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company.    Yes  ☐    No  ☒

The issuer’s revenues for its most recent fiscal year were $30,247,725. The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2014 was $1,745,718. As of March 1, 2015, the number of shares outstanding of the Registrant’s common stock (excluding 2,397,840 shares of treasury common stock) was 15,514,344, of which 12,869,317 shares of common stock were held by affiliates.

DEER VALLEY CORPORATION

2014 FORM 10-K

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

On September 3, 2014, Peerless Systems Corporation, a Delaware corporation (“Peerless”), Vicis Capital Master Fund, a Cayman Island unit trust managed by Vicis Capital, LLC (“Vicis”), and the Company, entered into a Stock Purchase Agreement (the “SPA”). The transaction described in the SPA closed, and the consummation of the transaction described in the SPA occurred, effective as of October 6, 2014.

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

Our business segments consist of factory-built housing and financial services. Our financial services business provides qualified independent retail dealers and developers inventory-secured financing for homes the Company produces. Otherwise, the Company does not maintain separate operating segments for regions and does not separately report financial information by geographic sales area because they are similar products using similar production techniques and sold to the same class of customer. See Note 15 - Segment Information of the notes to Consolidated Financial Statements for information on our net sales, income from operations, and identifiable assets by segment for the periods ended December 27, 2014 and December 28, 2013.

Manufacturing Operations

We produce all of our factory-built homes at our plant in Guin, Alabama. During the quarter ended December 27, 2014, our plant was staffed for a single shift; 40 hour work week and producing an average of 19 “floors” per week or 53% of our maximum capacity of a single shift, 40 hour work week. As of December 27, 2014, our backlog of orders stood at approximately $1,675,000. We have one idle plant located in Sulligent, Alabama.

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

Backlog of Orders and Sales Policies

Substantially all production of our factory-built homes is initiated against specific orders. As of December 27, 2014, our total backlog of orders stood at $1,675,000, compared to $1,100,000 at December 28, 2013. Dealer orders are subject to cancellation prior to commencement of production, however, because we operate in an industry where order lead times are extremely short such cancellations rarely occur. Because we initiate production against a specific product order, we do not have significant inventories of finished goods or a backlog of product orders, we do not view backlog to be indicative of the level of our future revenues.

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

Products

Most of our homes are constructed in accordance with the National Manufactured Home Construction and Safety Standards promulgated by HUD. We also produce modular homes constructed in accordance with the local building codes in effect at the point of delivery. Of the homes we produced in 2014, approximately 75% were HUD code homes and approximately 25% were modular homes. The following table sets forth certain sales information for 2014 and 2013:

Shipments	2014 – Floors	2014 – Units	2013 – Floors	2013 – Units
HUD-Code	569	276	578	279
Modular	210	92	186	78

Total	779	368	764	357

We offer a variety of different floor plans, ranging in size from approximately 840 to more than 3,000 square feet. A single section home is generally 600 to 1,300 square feet, while multi section homes built with two or more modules range from 1,400 to more than 3,000 square feet. We are constantly introducing new designs, features and accessories to appeal to changing trends and consumer feedback. Many of our homes are customized to homebuyers’ specifications and have features associated with site-built homes, such as central heating and air conditioning, name-brand appliances, hand laid floor tile, KCMA certified solid wood cabinets, walk-in closets, porches, 1/2 inch drywall, thermally sealed double-paned low-e windows, enhanced insulation and 2x6 exterior wall construction standards. We believe that our willingness to offer superior construction standards, energy efficient homes and customize floor plans and design features to match homebuyers’ preferences are principal factors which differentiate us from our competitors.

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

Independent Dealer Network, Sales and Marketing

As of the date of this filing, we had approximately 55 participating independent dealers marketing our factory-built homes at around 60 locations. Our independent dealers are not required to exclusively sell our homes and will typically choose to offer the products of other manufacturers in addition to ours. We do not have written exclusive agreements with our independent dealers and do not have any control over the operations of, or financial interest in, any of our independent dealers. During 2014, the Company had sales to one customer of approximately 10%. During 2013, the Company did not have sales to any one customer of greater than 10%.

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

During the fiscal year ended December 27, 2014, we estimate that the percentage of our revenues by region was as follows:

Regions	Primary States	Percentage of Revenue by Region
East South Central	Alabama, Kentucky, Mississippi, Tennessee	43%
West South Central	Arkansas, Louisiana, Oklahoma, Texas	45%
South Atlantic	Florida, Georgia, West Virginia	7%
North Central	Kansas, Illinois, Missouri	5%

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

Finance contracts typically require periodic installments of principal and interest over periods of up to twenty-four months. These notes are secured by a first priority secured interest in the inventory collateral and other security depending on borrower circumstances. Dealers who sell products utilizing inventory-secured financing are required to make immediate payment for those products to the Company upon sale to the retail customer. This type of inventory-secured financing accounted for approximately, 22% of the Company’s sales during 2014, compared to 36% of the Company’s sales during 2013.

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

On April 12, 2013, the Company entered into a new credit arrangement with its primary bank by entering into a new Revolving Credit Loan and Security Agreement, which provided for a revolving line of credit in an amount not to exceed Two Million Five Hundred Thousand and No/100 Dollars ($2,500,000.00) (the “Construction Facility”). The Construction Facility was evidenced by a revolving credit note and secured by accounts receivable, inventory, equipment and all other tangible and intangible personal property of Deer Valley. The Loan matures on June 30, 2015 and has a variable interest rate of 4.00% above LIBOR. An event of default such as non-payment of amounts when due or a breach of a covenant may accelerate the maturity date of the facility. The facility provided for conditions to meet prior to each advance, including financial ratios.

Deer Valley’s financial subsidiary, DVFC used proceeds from the Construction Facility to furnish up to a total of $2.5 million dollars to CIS Financial Services, Inc. d/b/a CIS Home Loans (CIS), to provide on a revolving basis, 80% of the funding for “construction-to-permanent loans” prior to the issue of a certificate of occupancy and ultimate resale of the loan to either private or government controlled long term financing entities.

Single-closing, construction-to-permanent mortgage is a common form of financing for new site-built homes. Often, however, it is not readily available to buyers of factory-built homes. This specific source of retail financing is important for the factory-built housing industry. Through this arrangement with CIS, Deer Valley was able to assist its dealers and homebuyers with increased availability of this type of retail financing to the buyers of factory-built homes.

On April 11, 2014, the Company elected not to renew its agreement with CIS Financial Services, Inc. Under this agreement the Company had provided on a revolving basis, 80% of the funding for “construction-to-permanent loans” prior to the issue of a certificate of occupancy and ultimate resale of the loan to either private or government controlled long term financing entities.

See Note 8 – Revolving Credit Loans of the Notes to Consolidated Financial Statements for information on our $5,000,000 display model line of credit, $3,000,000 working capital line of credit, and the $2,500,000 Construction Facility.

Continuing Operations

Factory-Built Homes - Industry Trends

Although, the manufactured housing industry continues to operate at historically low production and shipment levels, 2014 represents the fourth consecutive year of growth for industry shipments of HUD code homes. According to data provided by the Manufactured Housing Institute (“MHI”), our industry shipped approximately 64,000 HUD code manufactured homes for the calendar year 2014, compared to approximately 60,000 HUD code manufactured homes for the calendar year 2013.

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

DVH’s contingent repurchase liability under inventory-secured financing arrangements through independent dealers was approximately $5,970,000 and $3,815,000 at December 27, 2014 and December 28, 2013, respectively. While homes repurchased by DVH under inventory-secured financing arrangements are usually sold to other dealers, no assurance can be given that DVH will be able to sell to other dealers homes which it may be obligated to repurchase in the future or that DVH will not suffer more losses with respect to, and as a consequence of, those arrangements than we have accrued in our financial statements.

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

Our HUD Code and modular homes are also subject to local zoning and housing regulations. Utility connections are subject to state and local regulation, which must be followed by the dealer or other person installing the home. A number of states require HUD Code and modular home producers to post bonds to ensure the satisfaction of consumer warranty claims. Several states have adopted procedures governing the installation of HUD Code and modular homes. We have complied with these requirements in each of the states in which we operate.

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

Employees

As of December 27, 2014, we had 185 employees, all of whom are full-time. None of our employees are represented by a labor union and we consider our relationships with our employees to be good.

ITEM 2.	DESCRIPTION OF PROPERTY

The Company’s executive offices are located at 205 Carriage Street, Guin, AL 35570. The telephone number at the Company’s executive offices is (205) 468-8400. DVH’s principal manufacturing plant and offices are located at 205 Carriage Street, Guin, Alabama 35563 (the “Guin Property”), and its telephone number is (205) 468-8400. DVH’s principal manufacturing plant and company offices consist of a manufacturing plant with 107,511 square feet, a frame shop with 10,800 square feet, material shed of 23,172 square feet and offices with 11,250 square feet of space. DVH owns the buildings and 25.5 acres underlying these facilities. DVH has executed a mortgage on the Guin Property in favor of a national bank. In addition, DVH owns an idled manufacturing facility with a 65,992 square foot manufacturing plant located on approximately 13 acres of land in Sulligent, Alabama (the “Sulligent Property”). The Sulligent Property was idled in September 2008.

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

	High	Low
2013 Quarter Ended
March 30, 2013	$.65	$.60
June 29, 2013	$.80	$.60
September 28, 2013	$.65	$.59
December 28, 2013	$.66	$.65

2014 Quarter Ended
March 29, 2014	$.75	$.65
June 28, 2014	$1.00	$.60
September 27, 2014	$.95	$.60
December 27, 2014	$.85	$.65

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

Holders Of Common Stock

On March 1, 2015, there were 305 registered holders or persons otherwise entitled to hold our common shares pursuant to a shareholders’ list provided by our transfer agent, Computershare Investor Services, N.A. The number of registered shareholders excludes any estimate by us of the number of beneficial owners of common shares held in street name.

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

The Company did not issue any stock options or warrants pursuant to an equity compensation plan during 2014 or 2013. There were no outstanding stock options as of December 27, 2014 and December 28, 2013.

Recent Sales of Unregistered Securities

Except as reported in previous filings, we did not sell any securities in transactions which were not registered under the Securities Act in the fiscal year ended December 27, 2014.

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

Our business segments consist of factory-built housing and financial services. Our financial services business provides qualified independent retail dealers and developers inventory-secured financing for homes the Company produces. Otherwise, the Company does not maintain separate operating segments for regions and does not separately report financial information by geographic sales area because they are similar products using similar production techniques and sold to the same class of customer. See Note 15 - Segment Information of the notes to Consolidated Financial Statements for information on our net sales, income from operations, and identifiable assets by segment for the periods ended December 27, 2014 and December 28, 2013.

Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment by our management. Information for the year ended December 27, 2014 and year ended December 28, 2013 is that of the Company on a consolidated basis with DVH, DVFC and DVHRS.

Revenues. The Company had gross revenues of $30,247,725 in fiscal year 2014, as compared to $28,937,716 in fiscal year 2013. Accordingly, revenues increased $1,310,009 or an increase of 4.5% compared to the prior year. The increase in revenue for 2014, is primarily attributable to an increase in the average wholesale price per unit in 2014 compared to prior year. Our average wholesale price per unit increased to approximately $81,100 in fiscal year 2014, as compared to $79,000 in fiscal year 2013. The increase in the average wholesale price is primarily the result of a change in the product mix. Our product mix in 2014 featured a greater percentage of modular homes and homes featuring innovative exterior elevations. Although we remain cautiously optimistic, several challenges such as persistently high unemployment levels and low consumer confidence levels continue to hinder a recovery for our industry and the Company’s sales.

Gross Profit. Gross profit was $5,752,470 or 19.2% of total revenue for 2014, compared to $5,542,376 or 19.2% of total revenue for 2013. The Company includes the following types of expenses in cost of sales: purchase and receiving costs, freight in, direct labor, supply costs, warehousing, direct and indirect overhead costs, inspection, transfer, actual and accrued warranty, depreciation, and amortization costs.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses for the fiscal year ending December 27, 2014 were $4,692,077, compared to $4,158,080 for the fiscal year 2013. Selling, general and administrative cost increased $533,997 for the fiscal year ending December 27, 2014, in comparison to the corresponding period for 2013. The increase in our selling, general and administration expenses is primarily due to an increase in salaries and wages and insurance costs compared to the same corresponding period for 2013. The Company includes the following types of expenses in selling, general and administrative expense: sales salaries, sales commissions, bad debt expense, advertising, administrative overhead, administrative salaries and bonuses and legal and professional fees.

Operating Income. Operating income is derived by deducting cost of revenue, depreciation and amortization and selling, general and administration expenses from total revenue. Operating income for 2014 was $1,060,393 compared to $1,384,296 in 2013. Accordingly, operating income decreased $323,903 compared to the prior year. The decrease was due to the increase in selling, general and administrative expenses discussed above.

Income Tax Expense. An income expense of $374,278 was recognized for the year ended December 27, 2014, compared to an income tax expense of $528,546 for the year ended December 28, 2013. See Note 11 – Income Taxes of the notes to Consolidated Financial Statements for additional disclosure data.

Net Income. The net income for 2014 was $651,139 or .04 per diluted share, compared to net income of $815,233, or ..05 per diluted share, in 2013.

Liquidity and Capital Resources

Management believes that the Company currently has sufficient cash flow from operations, available bank borrowings, cash, and cash equivalents to meet its short-term working capital requirements. The Company had $4,116,101 in cash and cash equivalents as of December 27, 2014, compared to $3,107,213 in cash and cash equivalents as of December 28, 2013. The increase in cash and cash equivalents is primarily attributable to the decrease in our inventory finance receivable. Although inventory-secured financing continues to be in short supply for the industry’s wholesale distribution chain, recently a national lender introduced finance programs subject to less financial involvement of the manufacturer. The increased flexibility has allowed the Company to begin to reduce its involvement in direct inventory-secured financing. Nevertheless, until greater access to credit for inventory financing becomes available participation in inventory-secured financing is needed to maintain our distribution base. Should our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner which will increase or accelerate our anticipated costs or capital demand, such as through the acquisition of new products, our working capital could be depleted at an accelerated rate.

For the fiscal year ended December 27, 2014, our operating activities provided net cash of $4,473,346, as compared to our operating activities provided net cash of $2,859,056 for fiscal year ended December 28, 2013. Our significant change in cash flow is primarily attributable to a decrease in our participation in inventory finance receivables, which was offset in part by an increase in accounts receivable and construction loan receivable.

For the fiscal year ended December 27, 2014, operating activities provided net cash of $4,473,346 primarily as a result of the following:

(a)	We had net income of $651,139

Changes in our operating assets and liabilities are as follows:

(b)	a decrease in inventory finance receivable of $2,480,743 (a source of cash), primarily a result a smaller percentage of sales utilizing the Company’s inventory secured financing programs due to a national inventory lender returning to the market,

(c)	a decrease in construction loan receivables of $693,257 (a source of cash), as result of the collection of construction-to-permanent loans, and

(d)	an increase in accrued expenses of $276,422 (a source of cash).

For the fiscal year ended December 28, 2013, operating activities provided net cash of $2,859,056 primarily as a result of the following:

(a)	We had net income of $815,233

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

The net cash used in investing activities for the fiscal year ended December 27, 2014 was $334,196, as compared to $226,653 for the fiscal year ended December 28, 2013. The net cash used in investing activities reflects normal equipment purchases.

The net cash used in financing activities for the fiscal year ended December 27, 2014 was $3,130,262, primarily attributable to scheduled principal payments of long-term debt of $125,600 and net repayments of revolving credit loans of $3,056,799. The net cash used in financing activities for the fiscal year ended December 28, 2013 was $1,959,417, primarily attributable to (i) scheduled principal payments of long-term debt of $125,600 (ii) net repayments of revolving credit loans of $1,693,200 and (iii) purchase of treasury stock at a cost of $140,617.

The Company is contingently liable under the terms of the repurchase agreements with financial institutions providing inventory financing for retailers of our products. For more information on the repurchase agreements, including the Company’s contingent liability there under, please see “Reserve for Repurchase Commitments” below.

DVH, during its normal course of business, is required to issue irrevocable standby letters of credit to cover obligations under its workers compensation insurance policy in the amount of $65,000. As of December 27, 2014, no amounts had been drawn on the above irrevocable letters of credit by the beneficiaries.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments which affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. For a description of those estimates, see Note 2, Summary of Significant Accounting Policies, contained in the explanatory notes to the Company’s financial statements for the year ended December 27, 2014, contained in this filing. On an ongoing basis, we evaluate our estimates, including those related to reserves, deferred tax assets, valuation allowances, impairment of long-lived assets, fair value of equity instruments issued to consultants for services, and estimates of costs to complete contracts. We base our estimates on historical experience and on various other assumptions which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities which are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. However, we believe that our estimates, including those for the above-described items, are reasonable.

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

Warranties

We provide our retail buyers with a one-year limited warranty covering defects in material or workmanship, including plumbing and electrical systems. We record a liability for estimated future warranty costs relating to homes sold, based upon our assessment of historical experience and industry trends. In making this estimate, we evaluate historical sales amounts, warranty costs related to homes sold and timing in which any work orders are completed. The Company has accrued a warranty liability reserve of $1,245,000 on its balance sheet as of December 27, 2014 compared with a warranty liability reserve of $1,185,000 on its balance sheet as of December 28, 2013. Based on management’s assessment of historical experience and current trends in wholesale shipments and dealer inventories we increased our warranty provision by $60,000 for the fiscal year ended December 27, 2014. Although we maintain reserves for such claims, there can be no assurance that warranty expense levels will remain at current levels or that the reserves that we have set aside will continue to be adequate. A large number of warranty claims which exceed our current warranty expense levels could have a material adverse affect upon our results of operations.

Volume Incentives Payable

We have relied upon volume incentive payments to our independent dealers who retail our products. These volume incentive payments are accounted for as a reduction to gross sales, and are estimated and accrued when sales of our factory-built homes are made to our independent dealers. Volume incentive reserves are recorded based upon the annualized purchases of our independent dealers who purchase a qualifying amount of home products from us. We accrue a liability to our dealers, based upon estimates derived from historical payout rates. Volume incentive costs represent a significant expense to us, and any significant changes in actual payouts could have an adverse affect on our financial performance. We had a reserve for volume incentives payable of $347,421 as of December 27, 2014, as compared to $230,429 as of December 28, 2013.

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

The maximum amount for which the Company is contingently liable under such agreements amounted to approximately $5,970,000 at December 27, 2014, as compared to $3,815,000 at December 28, 2013. As of December 27, 2014 and December 28, 2013, we had reserves of $179,065 and $116,605, respectively, established for future repurchase commitments, based upon our prior experience and evaluation of our independent dealers’ financial conditions. Because Deer Valley to date has not experienced any significant losses under these agreements, management does not expect any future losses to have a material effect on our accompanying financial statements.

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

Off-Balance Sheet Arrangements

None

Item 8. Financial Statements

Deer Valley Corporation & Subsidiaries

Consolidated Financial Statements

For the Years Ended December 27, 2014 and December 28, 2013

19

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Deer Valley Corporation & Subsidiaries

Tampa, Florida

We have audited the accompanying consolidated balance sheets of Deer Valley Corporation & Subsidiaries (the “Company”) as of December 27, 2014 and December 28, 2013, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Deer Valley Corporation & Subsidiaries at December 27, 2014 and December 28, 2013, and the results of their operations and their cash flows for the years then ended in conformity with U. S. generally accepted accounting principles.

Thomas Howell Ferguson P.A.

Tallahassee, Florida

March 27, 2015

Deer Valley Corporation & Subsidiaries

Consolidated Balance Sheets

ASSETS
	December 27,	December 28,
	2014	2013
Current Assets:
Cash	$4,116,101	$3,107,213
Accounts receivable, net	1,577,111	1,537,027
Inventory	1,233,480	1,310,618
Deferred tax asset	578,928	567,693
Inventory finance notes receivable	2,081,511	2,607,456
Construction loan notes receivable	—	693,257
Prepaid expenses and other current assets	67,532	120,069

Total Current Assets	9,654,663	9,943,333

Fixed Assets:
Property, plant and equipment, net	2,307,495	2,143,707

Other Assets:
Inventory finance notes receivable, net	1,443,294	3,287,772
Deferred tax asset	1,439,538	1,621,179
Other assets	14,386	17,482

Total Other Assets:	2,897,218	4,926,433

Total Assets	$14,859,376	$17,013,473

LIABILITIES AND STOCKHOLDERS’EQUITY
Current Liabilities:
Current maturities on long term debt	$125,600	$125,600
Revolving credit loans	—	3,056,799
Accounts payable	327,775	364,887
Accrued expenses	1,790,432	1,514,010
Accrued warranties	1,245,000	1,185,000
Income tax payable	165,877	140,162

Total Current Liabilities	3,654,684	6,386,458

Long Term Liabilities:
Long-term debt, net of current maturities	690,800	816,400

Total Long Term Liabilities	690,800	816,400

Total Liabilities	4,345,484	7,202,858

Stockholders’ Equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 17,912,184 and 17,786,184 shares issued and 15,514,344 and 15,434,447 outstanding, respectively.	17,914	17,788
Additional paid-in capital	33,336,067	33,254,293
Treasury Stock, at cost; 2,397,840 and 2,351,737 shares, respectively	(1,305,378)	(1,275,616)
Accumulated deficit	(21,534,711)	(22,185,850)

Total Stockholders Equity	10,513,892	9,810,615

Total Liabilities and Stockholders Equity	$14,859,376	$17,013,473

See notes to consolidated financial statements

Deer Valley Corporation & Subsidiaries

Consolidated Statements of Operations

	For the years ended
	December 27,	December 28,
	2014	2013
REVENUE	$30,247,725	$28,937,716
COST OF REVENUE	24,495,255	23,395,340

GROSS PROFIT	5,752,470	5,542,376
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	4,692,077	4,158,080

OPERATING INCOME	1,060,393	1,384,296
OTHER INCOME (EXPENSES)
Interest income	461	535
Other income	2,200	2,000
Interest expense	(37,637)	(43,052)

TOTAL OTHER EXPENSES	(34,976)	(40,517)

INCOME BEFORE INCOME TAXES	1,025,417	1,343,779
INCOME TAX EXPENSE	(374,278)	(528,546)

NET INCOME	$651,139	$815,233

Net Income Per Share (Basic)	$0.04	$0.05
Net Income Per Share (Fully Diluted)	$0.04	$0.05
Weighted Average Common Shares Outstanding	15,436,518	15,493,116
Weighted Average Common and Common Equivalent Shares Outstanding	15,436,518	15,493,116

See notes to consolidated financial statements

Deer Valley Corporation & Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 27, 2014 and December 28, 2013

	Common		Additional
	Shares	Amount	Paid in Capital
Balance—December 31, 2012	17,786,184	$17,788	$33,254,293
Treasury Stock purchase at cost	—	—	—
Net Income	—	—	—

Balance—December 28, 2013	17,786,184	$17,788	$33,254,293

Treasury Stock purchase at cost	—	—	—
Issuance of Common Stock	126,000	126	81,774
Net Income	—	—	—

Balance—December 27, 2014	17,912,184	$17,914	$33,336,067

See notes to consolidated financial statements

Deer Valley Corporation & Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (continued)

For the Years Ended December 27, 2014 and December 28, 2013

	Treasury		Accumulated
	Shares	Amount	Deficit	Total
Balance—December 31, 2012	(2,128,523)	$(1,134,998)	$(23,001,083)	$9,136,000
Treasury Stock purchase at cost	(223,214)	(140,618)	—	(140,618)
Net Income	—	—	815,233	815,233

Balance—December 28, 2013	(2,351,737)	$(1,275,616)	$(22,185,850)	$9,810,615

Treasury Stock purchase at cost	(46,103)	(29,762)	—	(29,762)
Issuance of Common Stock	—	—	—	81,900
Net Income	—	—	651,139	651,139

Balance—December 27, 2014	(2,397,840)	$(1,305,378)	$(21,534,711)	$10,513,892

See notes to consolidated financial statements

Deer Valley Corporation & Subsidiaries

Consolidated Statements of Cash Flows

	For the years ended
	December 27,	December 28,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$651,139	$815,233
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	172,607	212,951
Gain on sale of equipment	(2,200)	(2,000)
Bad debt expense	(110,320)	(127,540)
Changes in assets and liabilities:
(Increase)/decrease in receivables	(40,084)	(478,169)
(Increase)/decrease in inventories	77,138	237,105
(Increase)/decrease in deferred tax asset	170,406	332,079
(Increase)/decrease in inventory finance receivable	2,480,743	2,177,243
(Increase)/decrease in construction loan receivable	693,257	(693,257)
(Increase)/decrease in prepayments and other	55,634	5,306
Increase/(decrease) in accounts payable	(37,111)	166,971
Increase/(decrease) in income tax payable	25,715	82,430
Increase/(decrease) in estimated services and warranties	60,000	15,000
Increase/(decrease) in accrued expenses	276,422	115,704

CASH FLOW PROVIDED BY OPERATING ACTIVITIES	$4,473,346	$2,859,056

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(336,396)	(228,653)
Proceeds from sale of property, plant and equipment	2,200	2,000

CASH FLOW USED IN INVESTING ACTIVITIES	$(334,196)	$(226,653)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(125,600)	(125,600)
Proceeds from revolving credit loans	5,000,000	16,036,287
Repayments of revolving credit loans	(8,056,799)	(17,729,487)
Purchases of treasury stock	(29,763)	(140,617)
Issuance of common stock	81,900	—

CASH FLOW USED IN FINANCING ACTIVITIES	$(3,130,262)	$(1,959,417)

NET INCREASE IN CASH	$1,008,888	$672,986
CASH, Beginning	$3,107,213	$2,434,227

CASH, Ending	$4,116,101	$3,107,213

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$86,022	$187,622

Taxes	$178,158	$106,008

See notes to consolidated financial statements

Deer Valley Corporation & Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 27, 2014 and December 28, 2013

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

Accounting Estimates - The Company’s financial statements are prepared in conformity with accounting principles generally accepted in the United States of America which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We believe our significant estimates include, allowance for loan losses, warranty liability, dealer incentives payable, and reserve for repurchase commitments.

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

Accounts Receivable - Accounts receivable represent balances due from dealers. Credit risk associated with balances due from dealers is evaluated by management relative to financial condition and past payment experience. As a result of management’s reviews reserves for uncollectible amounts have been recorded in the accompanying financial statements. We have established reserves for uncollectible accounts of $18,500 and $15,000 At December 27, 2014 and December 28, 2013, respectively.

Inventories - Inventories are stated at the lower of cost (first-in, first-out method) or market. Work-in-process and finished goods inventories include an allocation for labor and overhead costs.

Inventory Finance Notes Receivable - The Company offers inventory-secured financing for its products to qualified retail dealers and developers. Finance contracts require periodic installments of principal and interest over periods of up to 24 months. These notes are secured by the inventory collateral and other security depending on borrower circumstances. The Company periodically evaluates the collectibility of our notes receivable and considers the need to establish an allowance for doubtful accounts based upon our historical collection experience. We have established an allowance for loan losses of $91,640 and $201,960 at December 27, 2014 and December 28, 2013, respectively. See Note 4 for further discussion regarding the Company’s inventory finance notes receivable.

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

Impairment of Long-Lived Assets - Property and intangible assets are material to our consolidated financial statements. Further, these assets are subject to the potential negative effects arising from factors beyond the Company’s control including changing economic conditions. The Company evaluates its tangible and definite-lived intangible assets for impairment annually during our fourth quarter or more frequently in the presence of circumstances or trends that may be indicators of impairment. The evaluation is a two step process. The first step is to compare our undiscounted cash flows, as projected over the remaining useful lives of the assets, to their respective carrying values. In the event that the carrying values are not recovered by future undiscounted cash flows, as a second step, the Company compares the carrying values to the related fair values and, if fair value is lower, records an impairment adjustment. For purposes of fair value, the Company generally uses replacement costs for tangible fixed assets and discounted cash flows, using risk-adjusted discount rates, for intangible assets. These estimates are made by competent employees, using the best available information, under the direct supervision of our management. For tangible property, plant and equipment, there have been no changes in assumptions or methodologies for the year ended December 27, 2014 as compared to December 28, 2013. The Company did not have definite-lived intangible assets at December 27, 2014 and December 28, 2013.

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

Revenue Recognition - Revenue for manufactured homes sold to independent dealers generally is recorded when all of the following conditions have been met: (a) an order for the home has been received from the dealer, (b) an agreement with respect to payment terms (usually in the form of a written or verbal approval for payment has been received from the dealer’s flooring institution), and (c) the home has been shipped and risk of loss has passed to the dealer and collectibility is reasonably assured.

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

The Company has adopted the provision of the Accounting Standards Codification relating to uncertainty in income taxes. This guidance requires entities to assess their uncertain tax positions for the likelihood that they would be overturned upon Internal Revenue Service examinations or upon examination by state taxing authorities. The Company has determined that it does not have any uncertain tax positions at December 27, 2014 that it would be unable to substantiate.

Dealer Incentive Programs - The Company provides rebates to dealers based upon a predetermined formula applied to the volume of homes sold to the dealer during the year. These rebates are recorded at the time the dealer sales are consummated and are recorded as a reduction of revenue.

Advertising Costs - Advertising costs are charged to operations when incurred and are included in operating expenses. Advertising costs for the years ending December 27, 2014 and December 28, 2013 were $64,025 and $43,446, respectively.

Concentration of Sales to Certain Customers - During 2014, the Company had sales to one customer of approximately 10%. During 2013, the Company did not have sales to any one customer of greater than 10%. These sales were made through the Company’s network of independent distributors.

Fair Value of Financial Instruments - The carrying value of the Company’s cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value because of the short-term nature of these instruments.

Financial instruments - Financial instruments consist of cash, evidence of ownership in an entity, and contracts that both (i) impose on one entity a contractual obligation to deliver cash or another financial instrument to a second entity, or to exchange other financial instruments on potentially unfavorable terms with the second entity, and (ii) conveys to that second entity a contractual right (a) to receive cash or another financial instrument from the first entity, or (b) to exchange other financial instruments on potentially favorable terms with the first entity. Accordingly, our financial instruments consist of cash and cash equivalents, accounts receivable, inventory finance notes receivable, accounts payable, accrued liabilities and long term debt.

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

	For the years ended
	December 27,	December 28,
	2014	2013
Income attributable to common shareholders	$651,139	$815,233

Weighted average shares outstanding:
Basic	15,436,518	15,493,116

Diluted	15,436,518	15,493,116

Income per share:
Basic	$0.04	$0.05

Diluted	$0.04	$0.05

The Company has no dilutive common stock equivalent shares at December 27, 2014 and December 28, 2013.

NOTE 3 - INVENTORY

Inventory consisted of the following components:

	December 27,	December 28,
	2014	2013
Raw Materials	$883,363	$891,039
Work-in-Process	305,689	223,755
Finished Goods	44,428	195,824

Total Inventory	$1,233,480	$1,310,618

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

Inventory finance notes receivable, net, consisted of the following:

	December 27,	December 28,
	2014	2013
Inventory finance notes receivable	$3,616,445	$6,097,188
Allowance for loan loss	(91,640)	(201,960)

	3,524,805	5,895,228
Current portion of inventory finance notes receivable	(2,081,511)	(2,607,456)

Inventory finance notes receivable, net	$1,443,294	$3,287,772

With respect to our inventory finance notes receivable, 80% of the risk of loss is spread over four borrowers as of December 27, 2014, compared to 11 borrowers as of December 28, 2013. In addition to historical experience, borrower inventory levels and activity are monitored in conjunction with a third-party provider to estimate the potential for loss. The Company anticipates it will be able to resell any repossessed homes, thereby mitigating loss experience. If a default occurs and collateral is lost, the Company is exposed to the loss of the full value of the note receivable. The Company recorded a benefit for credit losses of $110,320 and $127,540 for years ending December 27, 2014 and December 28, 2013, respectively. The following table represents changes in the estimated allowance for loan losses:

	December 27,	December 28,
	2014	2013
Balance at beginning of period	$201,960	$329,500
Benefit for credit losses	(110,320)	(127,540)

Balance at end of period	$91,640	$201,960

NOTE 5 - PROPERTY, PLANT, AND EQUIPMENT

Property, Plant and Equipment consisted of the following:

	December 27,	December 28,
Category	2014	2013
Land and improvements	$423,244	$481,526
Buildings	2,251,264	1,978,088
Machinery and equipment	1,291,703	1,252,748
Furniture and fixtures	192,166	217,060

	4,158,377	3,929,422
Accumulated depreciation	(1,850,882)	(1,785,715)

Total Property, Plant, and Equipment	$2,307,495	$2,143,707

Depreciation expense totaled $172,607and $212,951for the years ended December 27, 2014 and December 28, 2013, respectively.

NOTE 6 - ACCRUED EXPENSES

Accrued expenses consisted of the following:

	December 27,	December 28,
Category	2014	2013
Accrued dealer incentive program	$347,421	$230,429
Accrued third party billings	572,844	542,079
Accrued compensation	410,143	339,743
Accrued insurance	86,644	65,197
Accrued interest	3,930	11,985
Accrued repurchase commitment	179,065	152,510
Other	190,385	172,067

Total Accrued Expenses	$1,790,432	$1,514,010

NOTE 7 - PRODUCT WARRANTIES

The Company provides the retail home buyer a one-year limited warranty covering defects in material or workmanship in home structure, plumbing and electrical systems. The Company’s estimated warranty costs are accrued at the time of the sale to the dealer following industry standards and historical warranty cost incurred. Periodic adjustments to the estimated warranty accrual are made as events occur which indicate changes are necessary. As of December 27, 2014 and December 28, 2013, the Company has provided a liability of $1,245,000 and $1,185,000, respectively, for estimated warranty costs relating to homes sold, based upon management’s assessment of historical experience factors and current industry trends.

Management reviews its warranty requirements at the close of each reporting period and adjusts the reserves accordingly. The following tabular presentation reflects activity in warranty reserves during the periods presented:

	For the years ended
	December 27,	December 28,
	2014	2013
Balance at beginning of period	$1,185,000	$1,170,000
Warranty charges	1,715,182	1,538,363
Warranty payments	(1,655,182)	(1,523,363)

Balance at end of period	$1,245,000	$1,185,000

NOTE 8 - REVOLVING CREDIT LOANS

Effective September 10, 2013, Deer Valley renewed its $5,000,000 Revolving Credit Loan and Security Agreement with Fifth Third Bank, used for display model financing for dealers of the products produced by DVH (the “Display Model LOC”) The Display Model LOC has a two year term and has a variable interest rate at 4.00% above LIBOR or 4.154% and 4.16825% at December 27, 2014 and December 28, 2013, respectively. As of December 27, 2014, the Company had no outstanding balance under the revolving credit loan. As of December 28, 2013 the Company had an outstanding balance of $750,000 under the revolving credit loan.

Effective September 10, 2013, Deer Valley renewed its Revolving Credit Loan and Security Agreement with Fifth Third Bank, used for short term working capital financing, letters of credit and as a bridge loan on financing the sale of retail units by DVH (the “Working Capital LOC”). The Working Capital LOC has a two year term and has a variable interest rate at 2.50% above LIBOR or 2.654% and 2.6824% at December 27, 2014 and December 28, 2013, respectively. As of December 27, 2014, the Company had no outstanding balance under the revolving credit loan. As of December 28, 2013 the Company had an outstanding balance of $1,725,000 under the revolving credit loan.

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

The revolving credit loans contain covenants including, but not limited to, covenants to maintain a minimum debt service coverage ratio, maintain a minimum debt to tangible net worth ratio and requiring minimum liquidity. The Company was in compliance with these covenants as of December 27, 2014 and December 28, 2013. The Company granted the Lender a security interest in all of its business assets.

The amount available under the revolving credit loans is equal to the lesser of $8,000,000 or an amount based on defined percentages of accounts receivable and inventories reduced by any outstanding letters of credit. At December 27, 2014, $3,019,048 was available under the revolving credit loans after deducting letters of credit of $65,000.

In addition to the revolving line of credit described in the preceding paragraph, DVH, during its normal course of business, is required to issue irrevocable standby letters of credit in the favor of independent third party beneficiaries to cover obligations under insurance policies. As of December 27, 2014, no amounts had been drawn on the above irrevocable letters of credit by the beneficiaries.

NOTE 9 - LONG_TERM DEBT

On May 26, 2006, DVH entered into a Loan Agreement with Fifth Third Bank (the “Lender”) providing for a loan of Two Million Dollars ($2,000,000) (the “Loan”) evidenced by a promissory note and secured by a first mortgage on DVH’s properties in Guin, Alabama and Sulligent, Alabama, including the structures and fixtures located thereon, as well as DVH’s interest in any lease thereof. The Loan had a term from May 26, 2006 through June 1, 2011.

Effective June 1, 2011, DVH and the Lender entered into an amendment that extended the term of the Real Estate Loan to June 1, 2016. The Loan has a variable interest rate at 4.0% above One-Month LIBOR-Index rate. The Company, DVH and DVFC are guarantors on the Loan.

Long-term debt of the Company was as follows:

	December 27,	December 28,
	2014	2013
Note payable to Fifth Third Bank, payable in monthly installments of $10,467 plus interest at Libor plus 4.0%, maturing on June 1, 2016, secured by all assets of the Company.	$816,400	$942,000
Less: Current portion of long-term debt	(125,600)	(125,600)

Total long-term debt, net of current portion	$690,800	$816,400

At December 27, 2014, principal repayment requirements on long-term debt were as follows:

For year ended December 31,	Amount
2015	125,600
2016	565,200

Total repayments on long-term debt	$690,800

NOTE 10 - INCOME TAXES

The Company’s 2014 consolidated effective tax rate was 36.50% as compared to 39.33% in 2013.

The Company and its subsidiaries file income tax returns for U.S. Federal and Alabama purposes. The Company is not currently under a tax examination, but the statute of limitations has not yet expired on certain returns. The Company generally remains subject to examination of its U.S. federal income tax returns for 2011 and subsequent years as the IRS has a three year window to assess/collect taxes. In addition, the Company remains subject to examination of its Alabama income tax returns for 2011 and subsequent years. However, if required income taxes are understated by more than 25%, the statute of limitations is extended to 6 years, potentially opening the years of 2008 through 2010 as well.

The income tax provision consists of the following:

Income Taxes:

The components of the provision for income taxes are as follows:

	2014	2013
Current income taxes	$203,874	$196,466
Deferred income taxes	170,404	332,080

Provision for income taxes	$374,278	$528,546

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

	2014		2013
		Impact on		Impact on
	Amount	Rate	Amount	Rate
Income tax at federal rate	$348,642	34.00%	$456,885	34.00%
State tax, net of Federal effect	43,334	4.23%	56,788	4.23%
Permanent Differences:
Meals & Entertainment	21,722	2.12%	20,792	1.55%
Officers Life Insurance	1,337	0.13%	1,337	0.10%
Charitable Contribution C/F	—	0.00%	(646)	-0.05%
Domestic Production Activities Deduction	(22,017)	-2.15%	(25,954)	-1.94%

Total Permanent Differences	1,042	0.10%	(4,471)	-0.34%

NOL Deduction	—	0.00%	(27,192)	-2.02%
Total Tax Credits	(27,214)	-2.65%	(20,068)	-1.49%
Prior Period over/under accrual	8,475	0.82%	66,612	4.95%
Rounding	(1)	0.00%	(8)	0.00%

Total Provision	$374,278	36.50%	$528,546	39.33%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income taxes are as follows:

	2014	2013
Current Deferred Tax Assets:
Warranty Reserve	$475,914	$452,978
Repurchase Reserve	68,449	58,298
Allowance for Loan Losses	35,030	77,201
Allowance for Doubtful Accounts	7,072	5,734
Inventory Reserve	9,552	5,531
Accrued Legal Fees	—	3,823

Total Current Deferred Tax Asset	596,017	603,565

Non-Current Deferred Tax Assets:
Goodwill Impairment	1,509,238	1,706,420

Total Non-Current Deferred Tax Assets	1,509,238	1,706,420

Current Deferred Tax Liabilities:
Prepaid insurance	(17,089)	(35,872)

Total Current Deferred Tax Liabilities	(17,089)	(35,872)

Non-Current Deferred Tax Liability:
Accelerated Depreciation	(78,168)	(93,709)
Sale of Assets	8,468	8,468

Total Non-Current Deferred Tax Liability	(69,700)	(85,241)

Total Deferred Tax Assets (Net)	$2,018,466	$2,188,872

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Litigation—The Company in the normal course of business is subject to claims and litigation. Management of the Company is of the opinion that, based on information available, such legal matters will not ultimately have a material adverse effect on the financial position or results of operation of the Company.

Accrued Repurchase Commitments – DVH is contingently liable under the terms of repurchase agreements with financial institutions providing inventory financing for retailers of DVH’s products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The risk of loss under these agreements is spread over numerous retailers. The price DVH is obligated to pay generally declines over the period of the agreement (typically 18 to 24 months) and the risk of loss is further reduced by the sale value of repurchased homes. The maximum amount for which the Company is contingently liable under repurchase agreements is approximately $5,970,000 and $3,815,000 at December 27, 2014 and December 28, 2103, respectively. As of December 27, 2014 and December 28, 2013 the Company accrued $179,065 and $152,510, respectively, for future repurchase losses (included in accrued expenses) based on prior experience and an evaluation of dealers’ financial conditions. DVH to date has not experienced significant losses under these agreements, and management does not expect any future losses to have a material effect on the accompanying financial statements.

NOTE 12 - EQUITY TRANSACTIONS

Common Stock – On September 3, 2014, Peerless Systems Corporation, a Delaware corporation (“Peerless”), Vicis Capital Master Fund, a Cayman Island unit trust managed by Vicis Capital, LLC (“Vicis”), and the Company, entered into a Stock Purchase Agreement (the “SPA”). The transaction described in the SPA closed, and the consummation of the transaction described in the SPA occurred, effective as of October 6, 2014.

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

Treasury Stock – Pursuant to a Common Stock Repurchase Program approved by our Board of Directors, a total of 46,103 and 223,214 shares were purchased during the years ended December 27, 2014 and December 28, 2013 at a cost of $29,762 and $140,618 and recorded as treasury stock.

NOTE 13 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the Company’s unaudited quarterly results of operations for the periods ended December 27, 2014 and December 28, 2013.

	For the three month periods ended
	December 27,	December 28,
	2014	2013
	(unaudited)	(unaudited)
REVENUE	$8,657,872	$8,974,216
COST OF REVENUE	6,829,838	7,099,767

GROSS PROFIT	1,828,034	1,874,449
OPERATING EXPENSES:
Selling, general and administrative	1,240,806	1,112,845

TOTAL OPERATING EXPENSES	1,240,806	1,112,845

OPERATING INCOME	587,228	761,604
OTHER INCOME (EXPENSES)
Interest income	100	121
Interest expense	(8,979)	(10,342)

TOTAL OTHER EXPENSE	(8,879)	(10,221)

INCOME BEFORE INCOME TAXES	578,349	751,383
INCOME TAX EXPENSE	(176,737)	(327,762)

NET INCOME	$401,612	$423,621

Net Income Per Share (Basic)	$0.03	$0.03
Net Income Per Share (Fully Diluted)	$0.03	$0.03
Weighted Average Common Shares Outstanding	15,436,518	15,493,116
Weighted Average Common and Common Equivalent Shares Outstanding	15,436,518	15,493,116

NOTE 14 - SEGMENT INFORMATION

Our business segments consist of factory-built housing and financial services. Our chief decision making officer considers income from operations as the basis to measure segment profitability. The following table summarizes net sales, income from operations, and identifiable assets by segment for the years ended December 27, 2014 and December 28, 2013.

	December 27,	December 28,
	2014	2013
Revenues from external customers
Factory-built housing	$29,852,273	$28,252,606
Financial Services	395,452	685,110

Total Revenues	$30,247,725	$28,937,716

Income from operations
Factory-built housing	$1,572,740	$1,497,515
Financial services	106,280	456,717
General corporate expenses	(618,627)	(569,936)

Total Income from operations	$1,060,393	$1,384,296

Identifiable assets by segment
Factory-built housing	$10,780,242	$10,125,643
Financial Services	3,798,641	6,763,645
Other	280,493	124,185

	$14,859,376	$17,013,473

NOTE 15 - SUBSEQUENT EVENTS

On February 12, 2015, Mobius Acquisition, LLC, a Delaware limited liability company (“Mobius”), through its wholly-owned subsidiary Mobius Acquisition Merger Sub, Inc. acquired all outstanding shares of Peerless for $7.00 per share through a merger under Section 251(h) of the Delaware General Corporation Law (the “Merger”). As a result of the Merger, Mobius is now the sole shareholder of Peerless.

Peerless owns 12,436,458 shares of Deer Valley’s common stock which is approximately eighty percent (80%) of Deer Valley’s issued and outstanding common stock. As a result of the Merger, Mobius has acquired indirect (through its ownership in Peerless) majority ownership of Deer Valley. Mobius used cash to complete the Merger.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 27, 2014. Based upon such evaluation, the Chief Financial Officer, the principal financial officer and acting principal executive officer, has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. We have reviewed the results of management’s assessment with our audit committee.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting. Under the supervision and with the participation of our management, including our chief executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using framework similar to criteria referenced in the initial steps of the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). We have reviewed the results of management’s assessment with our Audit Committee.

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

* Our principal financial officer is also our current acting principal executive officer. While not being legally obligated, it is the managements view that separating the functions of principal financial officer from role of acting principal executive officer is an important entity-level control over the Company’s financial statements.

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

* Segregation of the duties of principal financial officer and principal executive officer.

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

Changes in Internal Control Over Financial Reporting

Except the following, there was no change in our internal controls over financial reporting that occurred during the period ended December 27, 2014, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting:

Effective October 6, 2014, each of John N. Giordano and Charles G. Masters resigned as a director of the Company. John N. Giordano and Charles G. Masters did not hold any position on any committee of the board of directors of the Company at the time of their resignation. Charles G. Masters resigned as the Chief Executive Officer and President of the Company effective December 31, 2014. The resignations of John Giordano and Charles G. Masters are not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

By Written Action of the Board of Directors dated September 2, 2014, the board of directors of the Company approved the increase in the size of the board of directors of the Company from five (5) directors to seven (7) directors. Effective October 6, 2014, the remaining directors appointed and elected the following individuals to fill the vacancies created by the increase in the size of the board of directors of the Company and by the resignations of John N. Giordano and Charles G. Masters: Timothy E. Brog, Kevin A. Cavanaugh, Julius Bloomston, and Damien J. Park.

As a result of the retirement of Mr. Masters effective December 31, 2014, our principal financial officer is currently acting as our principal executive officer.

On November 12, 2014, our Board of Directors established an Audit Committee.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

As of March 1, 2015, the directors and executive officers of the Company, their ages, positions, the dates of initial election or appointment as directors or executive officers, and the expiration of their terms are as set forth in the following table.

Name of Director / Executive Officer	Age	Position(s)	Period Served
Timothy E. Brog	51	Class I Director of Deer Valley Corporation	October 6, 2014 to Present (term expires at next meeting of shareholders)

Kevin A. Cavanaugh	43	Class II Director of Deer Valley Corporation	October 6, 2014 to Present (term expires at next meeting of shareholders)

Julius Bloomston	47	Class III Director of Deer Valley Corporation	October 6, 2014 to Present (term expires at next meeting of shareholders)

John Steven Lawler	46	Chief Financial Officer, Secretary and Treasurer of DVH	September 22, 2006 to Present

		Class III Director of Deer Valley Corporation	September 22, 2006 to Present (term expires at next meeting of shareholders)

		Member of the Board of Directors of DVH	September 22, 2006 to Present (term expires at next meeting of shareholders)

		Chief Financial Officer and Executive Vice President of Deer Valley Corporation	January 27, 2009 to Present
		Secretary, Treasurer and Member of Board of Directors of DVFC	August 18, 2009 to Present

Damien J. Park	43	Class III Director of Deer Valley Corporation	October 6, 2014 to Present (term expires at next meeting of shareholders)

Charles L. Murphree, Jr.	53	Vice President and Regional Sales Director of DVH	September 22, 2006 to June 30, 2012
		Vice President and General Manager of DVH	July 1, 2012 to Present
		Class I Director of Deer Valley Corporation	September 22, 2006 to Present (term expires at next meeting of shareholders)
		Member of the Board of Directors of DVH	September 22, 2006 to Present (term expires at next meeting of shareholders)
		Member of Board of Directors of DVFC	August 18, 2009 to Present

Joel Stephen Logan, II	46	President and General Manager of DVH	September 22, 2006 to June 30, 2012
		Chief Operating Officer and Vice President of Deer Valley Corporation	July 1, 2012 to Present
		Class II Director of Deer Valley Corporation	September 22, 2006 to Present (term expires at next meeting of shareholders)
		Member of the Board of Directors of DVH	September 22, 2006 to Present (term expires at next meeting of shareholders)
		Vice President and Member of Board of Directors of DVFC	August 18, 2009 to Present

Experience

Timothy E. Brog, age 51, was the Chairman of the Board of Directors of Peerless Systems Corporation from June 2008 to February 2015, Chief Executive Officer of Peerless from August 2010 to February 2015 and a director of Peerless from July 9, 2007 to February 2015. Mr. Brog was the Managing Director of Locksmith Capital Management LLC, the portfolio manager to Locksmith Value Opportunity Fund LP, from September 2007 to August 2010 and the Managing Director of E2 Investment Partners LLC, a special purpose vehicle to invest in Peerless, from March 2007 to July 2008. Mr. Brog was President of Pembridge Capital Management LLC, the portfolio manager of Pembridge Value Opportunity Fund LP, a deep value activist hedge fund, from June 2004 to September 2007. Mr. Brog was the Managing Director of The Edward Andrews Group Inc., a boutique investment bank, from 1996 to 2007. From 1989 to 1995, Mr. Brog was a corporate finance and mergers and acquisitions associate of the law firm, Skadden, Arps, Slate, Meagher & Flom LLP. Mr. Brog received a J.D. from Fordham University School of Law in 1989 and a B.A. from Tufts University in 1986. Mr. Brog is a Director of Eco-Bat Technologies Limited. Mr. Brog’s legal, investment banking and value investment experience position him well to serve as a director of Deer Valley.

Kevin A. Cavanaugh, age 43, is the Director of Communications and Public Affairs at The Leona M. And Harry B. Helmsley Charitable Trust (the “Trust”), a $5 billion philanthropic foundation that funds health, education and a range of place-based initiatives. Mr. Cavanaugh joined the Trust in late 2012 and is a member of its five (5) person senior leadership team. Previously, he spent eleven (11) years at the global law firm of Davis Polk & Wardwell LLP as the Director of Business Development, leading the firm’s client acquisition, marketing and communications functions. As a member of the executive staff, he was part of the leadership team that launched new practices in Corporate Governance and Dodd-Frank Regulation and new offices in Beijing, São Paulo and Madrid. Prior to Davis Polk, he was the Director of Communications at Winstar Communications, where he led all communications efforts, focusing personally on issues pertaining to Winstar Communications’ M&A transactions, joint ventures, private equity investments and corporate financings. Mr. Cavanaugh’s experience as a senior executive at public and private organizations make him well suited to serve as a director of Deer Valley.

Julius Bloomston, age 47, has been the President of Right Turn Promotions, LLC from 2009 to the present. Right Turn Promotions, LLC is a full service marketing company with strong B2B relationships with nationally recognized clients and suppliers. Mr. Bloomston was a co-owner of Shapes Marketing, a privately held catalog placement agency, from 2008 to 2009. Mr. Bloomston was the owner of Synergy Marketing, LLC, a key distributor in ad specialty and promotional marketing, from 2000 to 2008. He was the Director, New Store Operations, of Just for Feet from 1996 to 1999. Mr. Bloomston has a background in the hardware industry with associations to national companies throughout the United States. Mr. Bloomston holds a Bachelor of Science in Commerce and Business Administration, majoring in Marketing from the University of Alabama in 1989.

John Steven Lawler, age 46, has been the Chief Financial Officer, Executive Vice President and Director of Deer Valley Corporation and Chief Financial Officer and Director of Deer Valley Homebuilders, Inc. (“DVH”) since 2006. As part of the DVH’s founding group, since April 2004, Mr. Lawler, a certified public accountant, has served as Chief Financial Officer for DVH. From 2001 until 2004, he served as ERP and IT Project Manager for Cavalier Homes, Inc. From 1999 until 2001, Mr. Lawler worked as the ERP Team Leader for Financial Accounting for Cavalier Homes, Inc. Mr. Lawler holds a Bachelor of Science in Business Administration from the University of Alabama.

Damien J. Park, age 43, Managing Partner of Hedge Fund Solutions, LLC since 2004, President & CEO of Hibernian Partners, Inc. since 1998. Mr. Park received a MBA from Trinity College Dublin, Ireland in 1998 and a B.S. from Delaware Valley College in 1994.

Charles L. Murphree, Jr., age 53, has been a member of the Board of Directors of Deer Valley Corporation and of DVH since 2006, Vice President and General Manager of Deer Valley Homebuilders, Inc. As one of the founders of DVH, since April of 2004, Mr. Murphree has served as a Corporate Director, Sales Manager and Vice President of DVH. From 2003 until 2004, Mr. Murphree served as Plant Manager for Clayton Homes, Inc. From 2000 through

2003, Mr. Murphree worked as General Manager of the Energy and LifeStyle Divisions of Southern Energy Homes, Inc. Mr. Murphree graduated from the University of Alabama Huntsville with a Bachelor of Science in Business Administration.

Joel Stephen Logan, II, age 46, has been the Chief Operating Officer and Director of Deer Valley Corporation and President and Director of DVH since 2006. Mr. Logan is well-known throughout the factory-built home industry, having founded and operated two successful companies in the industry. Since leading the group which founded DVH in 2004, Mr. Logan has served as Chairman of the Board, and President of Deer Valley Homebuilders, Inc. In 1996, Mr. Logan led the group which founded a HUD Code housing company, Pinnacle Homes of Alabama. Mr. Logan served as President and General Manager of Pinnacle until the company was purchased in 1998. Following the buy-out, Pinnacle became a division of Patriot Homes of Indiana, and Mr. Logan continued as General Manager of the Pinnacle Division until 2003. Mr. Logan holds a degree in Business Administration from Mississippi State University.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors, officers and holders of more than 10% of the Company’s equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership. Based solely on a review of the forms, reports, and certificates filed with the Company by such persons, all Section 16(a) filing requirements were complied with by such persons during the most recent fiscal year.

Code of Ethics

The Company has not adopted a code of ethics which applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company desires to implement board committees before adopting such a code. The Company is actively pursuing the implementation of board committees.

Material Changes to Nominations by Security Holders of Director Candidates

In the past fiscal year, there has been no material change to the procedures by which security holders may recommend nominees to the registrant’s board of directors.

Audit Committee

On November 12, 2014, our Board of Directors formed an Audit Committee comprised of Messrs. Timothy E. Brog, Kevin Cavanaugh and Damien J. Park. The purpose of the audit committee is to assist the board of directors in its oversight of management’s conduct of our financial reporting process. The Board has determined that Mr. Timothy E. Brog, the Chairperson of the Audit Committee, meets the definition of “Audit Committee financial expert,” as such term is defined under SEC rules.

ITEM 11.	EXECUTIVE COMPENSATION

Summary of Executive Compensation

The following table sets forth information regarding the compensation earned by our Chief Executive Officer and each of our most highly compensated executive officers whose total compensation exceeded $100,000 for the fiscal year ended December 27, 2014 with respect to services rendered by such persons.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary		Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation			Non-qualified deferred compensation earnings	All Other Compensation			Total
Charles G. Masters (1)	2014 2013	$ $	150,000 150,000	— —	— —	— —		— —		— —	$ $	110,000 10,000	(6) (8)	$ $	260,000 160,000

Joel Stephen Logan, II	2014 2013	$ $	91,000 91,000	— —	— —	— —		— —		— —	$ $	10,000 10,000	(8) (8)	$ $	101,000 101,000

Charles L. Murphree, Jr.	2014 2013	$ $	85,150 85,150	— —	— —	— —	$ $	126,249 126,249	(2) (3)	— —	$ $	20,481 20,481	(7) (7)	$ $	231,880 231,880

John Steven Lawler	2013 2013	$ $	85,150 85,150	— —	— —	— —	$ $	91,789 91,789	(4) (5)	— —	$ $	10,000 10,000	(8) (8)	$ $	186,939 186,939

(1)	On January 18, 2006, Mr. Masters was elected to serve as a Director, Chief Executive Officer, and President of the Company. Mr. Masters’ salary was $150,000 per year in 2014 and 2013. On December 31, 2014, Mr. Masters retired as Chief Executive Officer and President of the Company.
(2)	Non-equity incentive plan compensation consisted of “hitch” bonuses and profit-sharing arrangements described in “Employment Agreements with Named Executive Officers” below. Amount reflects accruals in fiscal year 2013, including a “hitch” bonus of $3,180 and profit-sharing of $45,600 accrued but unpaid in 2013. In 2013, Mr. Murphree was paid $44,580 as a “hitch bonus,” which includes $2,520 accrued but unpaid in 2012, and $66,895 in profit-sharing, which includes $31,736 accrued but unpaid in 2012.
(3)	Non-equity incentive plan compensation consisted of “hitch” bonuses and profit-sharing arrangements described in “Employment Agreements with Named Executive Officers” below. Amount reflects accruals in fiscal year 2013, including a “hitch” bonus of $3,180 and profit-sharing of $45,600 accrued but unpaid in 2013. In 2013, Mr. Murphree was paid $44,580 as a “hitch bonus,” which includes $2,520 accrued but unpaid in 2012, and $66,895 in profit-sharing, which includes $31,736 accrued but unpaid in 2012.

(4)	Non-equity incentive plan compensation consisted of “hitch” bonuses and profit-sharing arrangements described in “Employment Agreements with Named Executive Officers” below. Amount reflects accruals in fiscal year 2013, including a “hitch” bonus of $2,650 and profit-sharing of $30,400 accrued but unpaid in 2013. In 2013, Mr. Lawler was paid $37,150 as a “hitch bonus,” which includes $2,100 accrued but unpaid in 2012, and $44,743 in profit-sharing, which includes $21,304 accrued but unpaid in 2012.
(5)	Non-equity incentive plan compensation consisted of “hitch” bonuses and profit-sharing arrangements described in “Employment Agreements with Named Executive Officers” below. Amount reflects accruals in fiscal year 2013, including a “hitch” bonus of $2,650 and profit-sharing of $30,400 accrued but unpaid in 2013. In 2013, Mr. Lawler was paid $37,150 as a “hitch bonus,” which includes $2,100 accrued but unpaid in 2012, and $44,743 in profit-sharing, which includes $21,304 accrued but unpaid in 2012.
(6)	Amount relates to severance agreement and director fees in the respective fiscal year. On December 31, 2014, Mr. Masters retired as Chief Executive Officer and President of the Company. Mr. Masters was paid a lump sum payment of $100,000 per the severance agreement.
(7)	Amount relates to health insurance premiums and director fees in the respective fiscal year.
(8)	Amount relates to director fees in the respective fiscal year.

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

Effective September 30, 2014, DVH entered into the Second Amended and Restated Employment Agreement with John Steven Lawler. Under the terms of Mr. Lawler’s Employment Agreement, Mr. Lawler is (a) entitled to receive a fixed annual salary of $101,000 through January 18, 2016 and $116,000 for the remainder of the term, (b) entitled to receive a monthly “hitch bonus” of $50.00 per “floor” produced by DVH, (c) is eligible to participate and receive 3.0% of the net income before taxes of DVH, and (d) entitled to receive health benefits and coverage, as provided by DVH. The term of Mr. Lawler’s Employment Agreement expires on May 31, 2018. Mr. Lawler is subject to a non-compete that expires on the later of one year after termination of employment or the expiration of the term.

Each of the employment agreements described above provides for severance payments, in the amount of the unpaid fixed annual salary due under the remaining term of such agreements (or twenty-four months, if the remaining term is greater than twenty-four months).

Outstanding Equity Awards

The following table sets forth information concerning unexercised options, stock that has not vested and equity incentive plan awards for our Chief Executive Officer and each of our most highly compensated executive officers whose total compensation exceeded $100,000 for the fiscal year ended December 27, 2014 with respect to services rendered by such persons.

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

Compensation of Directors

The following table sets forth information concerning compensation of the directors who are not included in the Summary Compensation Table or the Outstanding Equity Awards at Fiscal Year-End table above for the fiscal year ended December 27, 2014 with respect to services rendered by such persons.

DIRECTOR COMPENSATION

Name	Year	Fees Earned or Paid in Cash		Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
John N. Giordano(1)	2014 2013	$ $	10,000 10,000	— —	— —	— —	— —	— —	$ $	10,000 10,000
Shadron Stasney(2)	2014 2013	$	— 10,000	— —	— —	— —	— —	— —	$	— 10,000

In addition, the Company reimburses directors for their reasonable expenses for attending Board and Board Committee meetings.

(1)	Mr. Giordano resigned as a Member of the Board of Director of the Company effective October 6, 2014.
(2)	Mr. Stasney resigned as a Member of the Board of Directors of the Company effective September 17, 2013.

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

Security Ownership of Certain Beneficial Owners and Management

The table below sets forth information with respect to the beneficial ownership of our capital stock as of March 1, 2015 for (i) any person whom we know to be the beneficial owner of more than 5% of our outstanding common stock (ii) each of our directors or those nominated to be directors, and executive officers and (iii) all of our directors and executive officers as a group.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Title of Class	Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percent of Class(2)
Common Stock	Peerless Systems Corporation	12,436,458 Direct Ownership(3)	80.1%

Common Stock	Timothy E. Brog, Member of the Board of Directors of Deer Valley Corporation	0	0%

Common Stock	Kevin A. Cavanaugh, Member of the Board of Directors of Deer Valley Corporation	0	0%

Common Stock	Julius Bloomston, Member of the Board of Directors of Deer Valley Corporation	0	0%

Common Stock	Damien J. Park, Member of the Board of Directors of Deer Valley Corporation	0	0%

Common Stock	Joel Stephen Logan, II, Member of the Board of Directors of Deer Valley Corporation and of DVH, President of DVH	216,328 Direct Ownership	1.4%

Common Stock	Charles L. Murphree, Jr., Member of the Board of Directors of Deer Valley Corporation and of DVH, Executive Vice President and General Manager of DVH	144,353 Direct Ownership	*

Common Stock

John Steven Lawler,

Member of the Board of Directors of Deer Valley Corporation and of DVH, Chief Financial Officer and Executive Vice President of Deer Valley Corporation and Chief Financial Officer of DVH

		72,178 Direct Ownership	*

Common Stock	All executive officers and directors as a group (7 persons)	12,869,317	83.0%

*	Less than 1%.
(1)	Unless otherwise indicated, the mailing address of the shareholder is 205 Carriage St., Guin, Alabama 35563.

(2)	Applicable percentage of ownership is based on 15,514,344, shares of common stock (excluding 2,397,840 shares of treasury common stock) being issued and outstanding. Calculations do not include outstanding warrants or options, or other rights issued by the Company, unless the reporting person is the beneficial owner of the warrant, option, or other right. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting of investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such persons, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise noted, we believe that all shares are beneficially owned and that all persons named in the table have sole voting and investment power with respect to all shares of common stock owned by them.
(3)	The Board of Directors of Peerless Systems Corporation has voting and dispositive control over these shares of Common Stock owned by Peerless Systems Corporation. No single natural person can exercise voting or investment power with respect to these shares, and investment decisions with respect to these shares are made by a majority of these persons then serving on the Board of Directors of Peerless Systems Corporation. The address for Peerless Systems Corporation, 1055 Washington Blvd., 8th Floor, Stamford, Connecticut 06901.

Change in Control and Acquisition

On September 3, 2014, Peerless Systems Corporation, a Delaware corporation (“Peerless”), Vicis Capital Master Fund, a Cayman Island unit trust managed by Vicis Capital, LLC (“Vicis”), and Deer Valley Corporation, a Florida corporation (the “Company”), entered into a Stock Purchase Agreement (the “SPA”). The transaction described in the SPA closed, and the consummation of the transaction described in the SPA occurred, effective as of October 6, 2014 (the “Closing Date”).

Pursuant to the terms and conditions of the SPA, (a) Vicis sold to Peerless, and Peerless purchased from Vicis, 12,310,458 shares of the Company’s common stock, and (b) the Company sold to Peerless, and Peerless purchased from the Company, 126,000 shares of the Company’s common stock that the Company held in treasury (collectively, the “Purchase Shares”). The Purchased Shares represent approximately eighty percent (80%) of the Company’s issued and outstanding shares and were acquired for an aggregate purchase price of $3,681,900. The source of funds used for the purchase price for the Purchased Shares was from cash-on-hand of Peerless.

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

Pursuant to the terms and conditions of the Stock Purchase Agreement dated September 3, 2014, the Company sold to Peerless, and Peerless purchased from the Company, 126,000 shares of the Company’s common stock that the Company held in treasury.

John N. Giordano, a director of the Company from July 27, 2006 to October 6, 2014, is also a shareholder of Bush Ross, P.A., the Company’s outside general legal counsel. The Company paid less than $75,000 for legal services during the fiscal year ending December 27, 2014.

Corporate Governance - Director Independence

The Company’s stock is quoted on the Over The Counter Bulletin Board, which does not have director independence requirements. Under Item 407(a) of Regulation S-K, the Company has chosen to measure the independence of its directors under the under definition of independence in the Nasdaq listing standards. Under such definition, Messrs. Kevin Cavanaugh, Julius Bloomston, Damien J. Park, and Timothy E. Brog satisfy the independence requirement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Pre-Approval Policies and Procedures

Prior to engaging our accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

Audit Fees Disclosure

The aggregate following table presents fees for professional services rendered by Thomas Howell Ferguson P.A. (THF) for the audit of our annual financial statements for 2014 and 2013 and fees billed for audit-related services, tax services and all other services rendered by THF for 2014 and 2013.

	THF	THF
	2014	2013
Audit fees (a)	$135,029	$137,256
Tax fees	$20,819	$25,600
All other fees	$13,910	$3,729

(a)	Fees for the audit of our annual financial statements and quarterly reviews. Includes amounts for expenses incurred during the audit.

ITEM 15.	EXHIBITS

Exhibit No.	Description

3.01	Articles of Incorporation of Deer Valley Corporation (1)

3.02	Amended and Restated Bylaws of Deer Valley Corporation (12)

4.01	Certificate of Designation, Rights, and Preferences of Series A Convertible Preferred Stock (1)

4.02	Certificate of Designation, Rights, and Preferences of Series C Convertible Preferred Stock (1)

4.03	Certificate of Designation, Rights, and Preferences of Series E Convertible Preferred Stock (2)

10.01	Form of Loan Agreement – Real Estate Loan (3)

10.02	Form of Commercial Promissory Note – Real Estate Loan (3)

10.03	Form of Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing (3)

10.04	Form of Guaranty of Loan, Cytation Corp. – Real Estate Loan (3)

10.05	Form of Guaranty of Loan, DeerValley Acquisitions Corp. – Real Estate Loan (3)

10.06	Form of Guaranty of Deer Valley Corporation – 21st Mortgage (4)

10.07	Form of Guaranty of Deer Valley Corporation – Textron (4)

10.08	Deer Valley Corporation 2007 Long Term Incentive Plan effective July 1, 2007 (5)

10.09	Form of Stock Option Agreement - LTIP (5)

10.10	Revolving Credit Loan and Security Agreement - $7,500,000 Revolving Credit Loan (6)

10.11	Revolving Credit Note - $7,500,000 (6)

10.12	Revolving Credit Loan and Security Agreement - $5,000,000 Revolving Credit Loan (6)

10.13	Revolving Credit Note - $5,000,000 (6)

10.14	Amendment to Loan Agreement - Real Estate Loan (7)

10.15	Amendment to Loan Agreement - $7,500,000 Revolving Credit Loan (7)

10.16	Amendment to Loan Agreement - $5,000,000 Revolving Credit Loan (7)

10.17	Amendment to Loan Agreement – Real Estate Loan (8)

10.18	Renewal Commercial Promissory Note - $1,256,000(8)

10.19	Guaranty of Loan Agreement – Deer Valley Corporation (8)

10.20	Guaranty of Loan Agreement – Deer Valley Finance Corporation (8)

10.21	Second Amendment to Revolving Credit Loan and Security Agreement - $5,000,000 (9)

10.22	Revolving Credit Note - $5,000,000 (9)

10.23	Second Amendment to Revolving Credit Loan and Security Agreement - $3,000,000 (9)

10.24	Revolving Credit Note - $3,000,000 (9)

10.25	Third Amendment to Revolving Credit Agreement - $5,000,000 (10)

10.26	Third Amendment to Revolving Credit Agreement - $3,000,000(10)

10.27	Fourth Amendment to Loan Agreement – Real Estate Loan (10)

10.28	First Amended and Restated Agreement – Joel Stephen Logan, II (11)

10.29	First Amended and Restated Agreement - Charles L. Murphree, Jr. (11)

10.30	Amended and Restated Agreement - John Steven Lawler (13)

10.31	Severance Agreement – Charles G. Masters (14)

21.01	List of Subsidiaries of the Company. (14)

31.01	Certification of Chief Financial Officer (as principal financial officer and acting principal executive officer) pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 27, 2014. (14)

32.01	Certification of Chief Financial Officer (as principal financial officer and acting principal executive officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 27, 2014. (14)

101.INS	XBRL Instance Document (14)

101.SCH	XBRL Taxonomy Extension Scheme Document (14)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (14)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (14)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (14)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (14)

(1)	Previously filed as an exhibit to the Form 8-K, filed with the SEC on July 28, 2006 and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Form 10-QSB, filed with the SEC on November 20, 2006 and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Form 8-K filed with the SEC on June 1, 2006 and incorporated herein by reference.
(4)	Previously filed as an exhibit to the Form 10-KSB, filed with the SEC on April 11, 2007 and incorporated herein by reference.
(5)	Previously filed as an exhibit to the Form 10-QSB, filed with the SEC on November 6, 2007 and incorporated herein by reference.
(6)	Previously filed as an exhibit to the Form 8-K filed with the SEC on October 19, 2009 and incorporated herein by reference.
(7)	Previously filed as an exhibit to the Form 8-K, filed with the SEC on April 8, 2010 and incorporated herein by reference.
(8)	Previously filed as an exhibit to the Form 8-K, filed with the SEC on July 12, 2011 and incorporated herein by reference.
(9)	Previously filed as an exhibit to the Form 8-K, filed with the SEC on October 25, 2011 and incorporated herein by reference.
(10)	Previously filed as an exhibit to the Form 8-K, filed with the SEC on April 25, 2012 and incorporated herein by reference.
(11)	Previously filed as an exhibit to the Form 8-K, filed with the SEC on June 28, 2012 and incorporated herein by reference.
(12)	Previously filed as an exhibit to the Form 8-K,/A filed with the SEC on October 7, 2014 and incorporated herein by reference.
(13)	Previously filed as an exhibit to the Form 10-Q, filed with the SEC on November 12, 2014 and incorporated herein by reference.
(14)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEER VALLEY CORPORATION

By:	/s/ John S Lawler
John S. Lawler, Chief Financial Officer
(Acting Principal Executive Officer, Principal Financial Officer and Accounting Officer) and Director

Date: March 27, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company and in the capacities indicated on March 27, 2015.

Signature	Title

/s/ John S Lawler John S. Lawler	Chief Financial Officer (Acting Principal Executive Officer, Principal Financial Officer and Accounting Officer) and Director

/s/ Joel S. Logan Joel S. Logan, II	Director

/s/ Charles L Murphree Charles L Murphree	Director

/s/ Timothy E Brog Timothy E. Brog	Director

/s/ Kevin A Cavanaugh Kevin A. Cavanaugh	Director

/s/ Julius Bloomston Julius Bloomston	Director

/s/ Damien J Park Damien J. Park	Director