Form 10-Q
period 2015-03-28
DEER VALLEY CORP
filed 2015-05-12
CIK 95047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 000-05388

DEER VALLEY CORPORATION

(Exact name of Registrant as specified in its charter)

Florida	20-5256635
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

205 Carriage Street, Guin, AL	35570
(Address of principal executive offices)	(Zip code)

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

The Registrant had 15,514,344 shares of Common Stock, par value $0.001 per share, outstanding as of May 1, 2015.

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

Deer Valley Corporation & Subsidiaries

Condensed Consolidated Financial Statements

Deer Valley Corporation & Subsidiaries

Consolidated Balance Sheets

	March 28, 2015	December 27, 2014
	(unaudited)
ASSETS
Current Assets:
Cash	$2,850,338	$4,116,101
Accounts receivable, net	1,576,516	1,577,111
Inventory	2,078,982	1,233,480
Deferred tax asset	533,253	578,928
Inventory finance notes receivable	2,003,951	2,081,511
Prepaid expenses and other current assets	323,183	67,532

Total Current Assets	9,366,223	9,654,663

Fixed Assets:
Property, plant and equipment, net	2,264,664	2,307,495

Other Assets:
Inventory finance notes receivable, net	1,590,718	1,443,294
Deferred tax asset	1,425,139	1,439,538
Other assets	13,612	14,386

Total Other Assets	3,029,469	2,897,218

Total Assets	$14,660,356	$14,859,376

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Current maturities on long term debt	$125,600	$125,600
Accounts payable	570,569	327,775
Accrued expenses	1,570,856	1,790,432
Accrued warranties	1,245,000	1,245,000
Income tax payable	—	165,877

Total Current Liabilities	3,512,025	3,654,684

Long Term Liabilities:
Long-term debt, net of current maturities	659,400	690,800

Total Long Term Liabilities	659,400	690,800

Total Liabilities	4,171,425	4,345,484

Stockholders’ Equity:

Common stock, $0.001 par value, 100,000,000 shares authorized, 17,912,184 and 17,912,184 shares issued and 15,514,344 and 15,514,344 outstanding, respectively	17,914	17,914

Additional paid-in capital	33,336,067	33,336,067

Treasury Stock, at cost; 2,397,840 and 2,397,840 shares, respectively	(1,305,378)	(1,305,378)

Accumulated deficit	(21,559,672)	(21,534,711)

Total Stockholders’ Equity	10,488,931	10,513,892

Total Liabilities and Stockholders’ Equity	$14,660,356	$14,859,376

See notes to consolidated financial statements

Deer Valley Corporation & Subsidiaries

Consolidated Statements of Operations

	For The Three Month Period Ended
	March 28, 2015	March 29, 2014
	(unaudited)	(unaudited)

REVENUE	$6,313,379	$5,197,071

COST OF REVENUE	5,192,990	4,526,815

GROSS PROFIT	1,120,389	670,256

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:	1,139,400	1,201,626

OPERATING (LOSS)	(19,011)	(531,370)

OTHER INCOME (EXPENSES)
Other income	1,004	2,319
Interest expense	(8,446)	(9,783)

TOTAL OTHER INCOME/(EXPENSES)	(7,442)	(7,464)

(LOSS) BEFORE INCOME TAXES	(26,453)	(538,834)

INCOME TAX BENEFIT	1,492	197,090

NET (LOSS)	$(24,961)	$(341,744)

Net (Loss) Per Share (Basic)	$(0.00)	$(0.02)
Net (Loss) Per Share (Fully Diluted)	$(0.00)	$(0.02)

Weighted Average Common Shares Outstanding	15,514,344	15,432,891
Weighted Average Common and Common Equivalent Shares Outstanding	15,514,344	15,432,891

See notes to consolidated financial statements

Deer Valley Corporation & Subsidiaries

Consolidated Statements of Cash Flows

	For The Three Month Period Ended
	March 28, 2015	March 29, 2014
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(24,961)	$(341,744)
Adjustments to reconcile net (loss) to net cash used in/provided by operating activities:
Depreciation	48,058	43,734
Gain on sale of equipment	(1,000)	(2,200)
Provision for credit losses	6,710	32,970
Changes in assets and liabilities:
(Increase)/decrease in receivables	595	354,543
(Increase)/decrease in inventories	(845,502)	(626,046)
(Increase)/decrease in deferred tax asset	60,074	93,752
(Increase)/decrease in inventory finance receivable	(76,574)	622,081
(Increase)/decrease in construction loan receivable	—	497,335
(Increase)/decrease in prepayments and other	(157,301)	(10,052)
Increase/(decrease) in accounts payable	242,794	(105,498)
Increase/(decrease) in income tax payable	(263,453)	(467,412)
Increase/(decrease) in estimated services and warranties	—	(80,000)
Increase/(decrease) in accrued expenses	(219,576)	(151,039)

CASH FLOW (USED) IN OPERATING ACTIVITIES	$(1,230,136)	$(139,576)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(5,227)	(48,533)
Proceeds from sale of property, plant and equipment	1,000	2,200

CASH FLOW (USED) IN INVESTING ACTIVITIES	$(4,227)	$(46,333)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(31,400)	(31,400)
Proceeds from revolving credit loans	—	2,280,000
Repayments of revolving credit loans	—	(3,336,799)
Purchases of treasury stock	—	(4,913)

CASH FLOW (USED) IN FINANCING ACTIVITIES	$(31,400)	$(1,093,112)

NET (DECREASE) IN CASH	$(1,265,763)	$(1,279,021)
CASH, Beginning	$4,116,101	$3,107,213

CASH, Ending	$2,850,338	$1,828,192

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$10,944	$32,020

Taxes	$203,490	$176,570

See notes to consolidated financial statements

Deer Valley Corporation & Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 28, 2015

(unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements for the three month periods ended March 28, 2015 and March 29, 2014 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The unaudited financial information included in this report includes all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim period. The operations for the three month period ended March 28, 2015 are not necessarily indicative of the results of the full fiscal year.

The condensed consolidated financial statements included in this report should be read in conjunction with the consolidated financial statements and notes thereto included in the Registrant’s December 27, 2014 Annual Report on Form 10-K and subsequent filings on Form 8-K.

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

Inventory Finance Notes Receivable - The Company offers inventory-secured financing for its products to qualified retail dealers and developers. Finance contracts require periodic installments of principal and interest over periods of up to 24 months. The Company periodically evaluates the collectibility of our notes receivable and considers the need to establish an allowance for doubtful accounts based upon our historical collection experience. We have established an allowance for doubtful accounts of $98,350 as of March 28, 2015 and $234,930 at March 29, 2014.

Impairment of Long-Lived Assets - Property and intangible assets are material to our consolidated financial statements. Further, these assets are subject to the potential negative effects arising from factors beyond the Company’s control including changing economic conditions. The Company evaluates its tangible and definite-lived intangible assets for impairment annually during our fourth quarter or more frequently in the presence of circumstances or trends that may be indicators of impairment. The evaluation is a two step process. The first step is to compare our undiscounted cash flows, as projected over the remaining useful lives of the assets, to their respective carrying values. In the event that the carrying values are not recovered by future undiscounted cash flows, as a second step, the Company compares the carrying values to the related fair values and, if the fair value is lower, record an impairment adjustment. For purposes of fair value, the Company generally uses replacement costs for tangible fixed assets and discounted cash flows, using risk-adjusted discount rates, for intangible assets. These estimates are made by competent employees, using the best available information, under the direct supervision of our management. For tangible property, plant and equipment, there have been no changes in assumptions or methodologies in the three month period ended March 28, 2015 as compared to March 29, 2014. The Company did not have definite-lived intangible assets at March 28, 2015 and March 29, 2014.

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

NOTE 3 - INVENTORY

Inventory consisted of the following components:

	March 28, 2015	December 27, 2014

Raw Materials	$1,169,859	$883,363
Work-in-Process	249,119	305,689
Finished Goods	660,004	44,428

Total Inventory	$2,078,982	$1,233,480

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

Inventory finance notes receivable, net, consisted of the following:

	March 28, 2015	December 27, 2014

Inventory finance notes receivable	$3,693,019	$3,616,445
Allowance for loan loss	(98,350)	(91,640)

	3,594,669	3,524,805
Current portion of inventory finance notes receivable	(2,003,951)	(2,081,511)

Total Inventory finance notes receivable, net	$1,590,718	$1,443,294

With respect to our inventory finance notes receivable, 80% of the risk of loss is spread over five borrowers as of March 28, 2015 and December 27, 2014. In addition to historical experience, borrower inventory levels and activity are monitored in conjunction with a third-party provider to estimate the potential for loss. We have not experienced any losses to date. The Company anticipates it will be able to resell any repossessed homes, thereby mitigating loss experience. If a default occurs and collateral is lost, the Company is exposed to loss of the full value of the note receivable. The Company recorded a provision for credit losses of $6,710 and $32,970 for three month period ending March 28, 2015 and March 29, 2014, respectively. The following table represents changes in the estimated allowance for loan losses:

	March 28, 2015	March 29, 2014

Balance at beginning of period	$91,640	$201,960
Provision for credit losses	6,710	32,970

Balance at end of period	$98,350	$234,930

NOTE 5 - ACCRUED EXPENSES

Accrued expenses consisted of the following:

Category	March 28, 2015	December 27, 2014

Accrued dealer incentive program	$187,587	$347,421
Accrued third party billings	567,217	572,844
Accrued compensation	327,957	410,143
Accrued insurance	52,024	86,644
Accrued repurchase commitment	209,695	179,065
Other	226,376	194,315

Total Accrued Expenses	$1,570,856	$1,790,432

NOTE 6 - PRODUCT WARRANTIES

The Company provides the retail home buyer a one-year limited warranty covering defects in material or workmanship in home structure, plumbing and electrical systems. The Company estimated warranty costs are accrued at the time of the sale to the dealer following industry standards and historical warranty cost incurred. Periodic adjustments to the estimated warranty accrual are made as events occur which indicate changes are necessary. As of March 28, 2015, the Company has recorded an accrued liability of $1,245,000 for estimated warranty costs relating to homes sold, based upon management’s assessment of historical experience factors and current industry trends. Management reviews its warranty requirements at the close of each reporting period and adjusts the reserves accordingly.

The following tabular presentation reflects activity in warranty reserves during the periods presented:

For The Three Month Period Ended March 28, 2015
Balance at beginning of period	$1,245,000
Warranty charges	371,088
Warranty payments	(371,088)

Balance at end of period	$1,245,000

NOTE 7 - REVOLVING CREDIT LOANS

Effective September 10, 2013, Deer Valley renewed its $5,000,000 Revolving Credit Loan and Security Agreement with Fifth Third Bank, used for display model financing for dealers of the products produced by DVH (the “Display Model LOC”). The Display Model LOC has a two year term and has a variable interest rate at 4.00% above LIBOR or 4.179% and 4.154% at March 28, 2015 and December 27, 2014, respectively. As of March 28, 2015 and December 27, 2014, the Company had no outstanding balance under the revolving credit loan.

Effective September 10, 2013, Deer Valley renewed its Revolving Credit Loan and Security Agreement with Fifth Third Bank, used for short term working capital financing, letters of credit and as a bridge loan on financing the sale of retail units by DVH (the “Working Capital LOC”). The Working Capital LOC has a two year term and has a variable interest rate at 2.50% above LIBOR or 2.679% and 2.654% at March 28, 2015 and December 27, 2014, respectively. As of March 28, 2015 and December 27, 2014, the Company had no outstanding balance under the revolving credit loan.

Effective April 12, 2013 Deer Valley entered into a Revolving Credit Loan and Security Agreement with its primary bank, used for funding “construction-to-permanent loans” prior to the issue of a certificate of occupancy and ultimate resale of the loan to either a private or government controlled long term financing entities. On August 29, 2014 the Company closed the Loan Facility used for funding “construction-to-permanent loans”.

The amount available under the revolving credit loans is equal to the lesser of $8,000,000 or an amount based on defined percentages of accounts receivable and inventories reduced by any outstanding letters of credit. At March 28, 2015, $3,605,535 was available under the revolving credit loans after deducting letters of credit of $65,000.

In addition to the revolving line of credit described in the preceding paragraph, DVH, during its normal course of business, is required to issue irrevocable standby letters of credit in the favor of independent third party beneficiaries to cover obligations under insurance policies. As of March 28, 2015, no amounts had been drawn on the above irrevocable letters of credit by the beneficiaries.

NOTE 8 - LONG-TERM DEBT

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

Effective June 1, 2011, DVH and the Lender entered an amendment that extended the term of the Real Estate Loan to June 1, 2016. The Loan has a variable interest rate at 4.00% above the One-Month LIBOR-Index Rate. The Company, DVH and DVFC are guarantors on the Loan.

NOTE 9 - INCOME TAXES

Income Taxes:

The components of the provision for income taxes are as follows:

Three months ended March 28, 2015

Current income tax (benefit)	$(61,565)
Deferred income tax expense	60,073

Total income tax benefit	$(1,492)

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

	Three months ended March 28, 2015
	Amount	Impact on Rate
Income tax (benefit) at federal rate	$(8,994)	34.00%

State tax benefit, net of Federal effect	(1,118)	4.23%

Permanent Differences:
Meals and entertainment	8,287	-31.32%
Officer’s life insurance	334	-1.26%

Total permanent differences	8,621	-32.58%

Rounding	(1)	0.00%

Total income tax (benefit)	$(1,492)	5.65%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income taxes are as follows:

March 28, 2015

Current deferred tax assets:
Warranty reserve	$475,914
Repurchase reserve	80,158
Loan loss reserve	37,595
Allowance for doubtful accounts	7,072
Inventory reserve	9,318

Total current deferred tax asset	610,057

Non-current deferred tax assets:
Goodwill impairment	1,494,838

Total non-current deferred tax assets	1,494,838

Current deferred tax liabilities:
Prepaid insurance	(76,803)

Total current deferred tax liabilities	(76,803)

Non-current deferred tax liability:
Accelerated depreciation	(78,168)
Sale of assets	8,468

Total non-current deferred tax liability	(69,700)

Total deferred tax assets (liabilities) - net	$1,958,392

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Litigation - The Company in the normal course of business is subject to claims and litigation. Management of the Company is of the opinion that, based on information available, such legal matters will not ultimately have a material adverse effect on the financial position or results of operation of the Company.

Reserve for Repurchase Commitments - DVH is contingently liable under the terms of repurchase agreements with financial institutions providing inventory financing for retailers of DVH’s products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The risk of loss under these agreements is spread over numerous retailers. The price DVH is obligated to pay generally declines over the period of the agreement (typically 18 to 24 months) and the risk of loss is further reduced by the sale value of repurchased homes. The maximum amount for which the Company is contingently liable under repurchase agreements is approximately $6,990,000 at March 28, 2015. As of March 28, 2015 the Company reserved $209,695 for future repurchase losses, based on prior experience and an evaluation of dealers’ financial conditions. DVH to date has not experienced significant losses under these agreements, and management does not expect any future losses to have a material effect on the accompanying financial statements.

NOTE 11 - EQUITY TRANSACTIONS

Common Stock Dividends - There were no dividends paid during the three month period ended March 28, 2015.

Treasury Stock - There were no treasury stock purchases during the three month period ended March 28, 2015.

NOTE 12 - SEGMENT INFORMATION

Our business segments consist of factory-built housing and financial services. Our chief decision making officer considers income (loss) from operations as the basis to measure segment profitability. The following table summarizes net sales, income (loss) from operations, and identifiable assets by segment for the three month period ended March 28, 2015 and March 29, 2014.

	March 28, 2015	March 29, 2014

Revenues from external customers
Factory-built housing	$6,232,907	$5,071,726
Financial Services	80,472	125,345

Total Revenues	$6,313,379	$5,197,071

Income from operations
Factory-built housing	$(7,661)	$(331,375)
Financial services	52,315	(18,246)
General corporate expenses	(63,665)	(181,749)

Total Income from operations	$(19,011)	$(531,370)

Identifiable assets by segment
Factory-built housing	$10,672,803	$9,522,508
Financial Services	3,905,172	5,494,265
Other	82,381	85,146

	$14,660,356	$15,101,919

NOTE 13 - SUBSEQUENT EVENTS

Effective as of April 15, 2015, each of Timothy E. Brog, Kevin A. Cavanaugh, and Julius Bloomston resigned as a director of the Company. The resignations of Messrs. Brog, Cavanaugh, and Bloomston are not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Messrs. Brog and Bloomston were members of the Audit Committee of the board of directors of the Company at the time of their resignation.

By resolution of the Board of Directors at a meeting on April 21, 2015, the remaining directors appointed and elected Tony Bonidy, Lodovico de Visconti, and Ron Frank to fill the vacancies created by the resignations of Messrs. Brog, Cavanaugh, and Bloomston. Mr. Bonidy was appointed to the Company’s Compensation Committee and Nominating Committee. Mr. de Visconti was appointed to the Company’s Audit Committee. Mr. Frank was appointed to the Company’s Audit Committee and Compensation Committee. Each of Messrs. Bonidy’s and de Visconti’s acceptance of the appointments is effective as of April 21, 2015. Mr. Frank’s acceptance of the appointment is subject to review by his law firm.

There are no arrangements, understandings or any material plans, contracts or arrangements regarding Messrs. Bonidy, de Visconti, and Frank that require disclosure. There are no transactions, during the last two (2) fiscal years, and there are no proposed transactions to which the Company or its subsidiaries was or is to become a party, and the amount involved exceeds $120,000.00, in which Messrs. Bonidy, de Visconti, and Frank, the new directors, or members of their immediate families had, or is to have, a direct or indirect material interest.

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

Our business segments consist of factory-built housing and financial services. Our financial services provide qualified independent retail dealers and developers with inventory-secured financing for homes the Company produces. The Company does not maintain separate operating segments for regions and does not separately report financial information by geographic sales area because they are similar products using similar production techniques and sold to the same class of customer. See Note 12 - Segment Information of the Notes to Condensed Consolidated Financial Statements for information on our net sales, income (loss) from operations, and identifiable assets by segment for the three month periods ended March 28, 2015 and March 29, 2014.

Industry and Company Outlook

Although, the factory-built housing industry continues to operate at historically low production and shipment levels, 2014 represented the fourth consecutive year of growth for industry shipments of HUD code homes. According to data provided by the Manufactured Housing Institute (“MHI”), our industry shipped approximately 64,000 HUD code homes during the calendar year 2014, compared to approximately 60,000 HUD code manufactured homes for the calendar year 2013.

While we are encouraged by the positive trends in shipments of HUD code homes, much of the increase in industry shipments has been outside of the Company’s core market of six states located in the south central region of the country. Approximately 82% of the Company’s shipments were to these six core market states. While overall industry shipments for the calendar year 2014 increased approximately 6.8%, shipments in these six states increased approximately 1.4%. The manufactured housing industry and Company home sales continue to struggle due to ongoing economic challenges. Low consumer confidence levels and high unemployment and underemployment rates are two of the most significant challenges affecting buyers of factory-built homes. Low consumer confidence regarding the outlook for jobs is not conducive for potential customers to commit to a home purchase. Historically, lower-income households are among the largest segments of new factory-built home purchasers. Lower-income households are particularly affected by high unemployment and underemployment rates.

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

Effective as of April 15, 2015, each of Timothy E. Brog, Kevin A. Cavanaugh, and Julius Bloomston resigned as a director of the Company. The resignations of Messrs. Brog, Cavanaugh, and Bloomston are not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Messrs. Brog and Bloomston were members of the Audit Committee of the board of directors of the Company at the time of their resignation.

By resolution of the Board of Directors at a meeting on April 21, 2015, the remaining directors appointed and elected Tony Bonidy, Lodovico de Visconti, and Ron Frank to fill the vacancies created by the resignations of Messrs. Brog, Cavanaugh, and Bloomston. Mr. Bonidy was appointed to the Company’s Compensation Committee and Nominating Committee. Mr. de Visconti was appointed to the Company’s Audit Committee. Mr. Frank was appointed to the Company’s Audit Committee and Compensation Committee. Each of Messrs. Bonidy’s and de Visconti’s acceptance of the appointments is effective as of April 21, 2015. Mr. Frank’s acceptance of the appointment is subject to review by his law firm.

There are no arrangements, understandings or any material plans, contracts or arrangements regarding Messrs. Bonidy, de Visconti, and Frank that require disclosure. There are no transactions, during the last two (2) fiscal years, and there are no proposed transactions to which the Company or its subsidiaries was or is to become a party, and the amount involved exceeds $120,000.00, in which Messrs. Bonidy, de Visconti, and Frank, the new directors, or members of their immediate families had, or is to have, a direct or indirect material interest.

Manufacturing Operations

We produce all of our factory-built homes at our plant in Guin, Alabama. During the quarter ended March 28, 2015, our plant was staffed for a single shift; 40 hour work week and producing on average 16 “floors” per week or 44% of our maximum capacity of a single shift, 40 hour work week. As of March 28, 2015, our backlog of orders stood at approximately $1,965,000 or approximately 15 days at our current production rate. We have one idle plant located in Sulligent, Alabama.

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

Finance contracts require periodic installments of principal and interest over periods of up to twenty-four months. These notes are secured by a first priority secured interest in the inventory collateral and other security depending on borrower circumstances. Dealers who sell products utilizing inventory-secured financing are required to make immediate payment for those products to the Company upon sale to the retail customer. This type of inventory-secured financing accounts for approximately, 21% of the Company’s sales for the three month period ending March 28, 2015 compared to 37% of the Company’s sales for the three month period ended March 29, 2014.

Although inventory-secured financing continues to be restrictive for the industry’s wholesale distribution chain, recently national lenders have introduced finance programs subject to less financial involvement of the manufacturer. The increased flexibility has allowed the Company to begin to reduce its involvement in direct inventory-secured financing. However, until greater access to credit for inventory financing becomes available participation in inventory-secured financing is still needed to maintain our distribution base.

On April 11, 2014, the Company did not renew its agreement with CIS Financial Services, Inc., to provide on a revolving basis, 80% of the funding for “construction-to-permanent loans” prior to the issue of a certificate of occupancy and ultimate resale of the loan to either private or government controlled long term financing entities.

Results of Operations

The following discussion examines the results of the Company’s operations for the three month period ended March 28, 2015. This discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and notes to the consolidated financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment by our management. It is also imperative that one read our December 27, 2014 Annual Report on Form 10-K and subsequent filings on Form 8-K.

HISTORICAL RESULTS – THREE MONTH PERIODS ENDED MARCH 28, 2015 AND MARCH 29, 2014.

Revenues. Overall gross revenue for the three month period ended March 28, 2015 was $6,313,379 compared to $5,197,071 for the three month period ended March 29, 2014, representing an increase of $1,116,308, or approximately 21.5%. The increase in revenue for the three month period ended March 28, 2015 compared to the three month period ended March 29, 2014, is in part attributable to unusual harsh winter conditions during the three month period ended March 29, 2014 causing a disruption of business services and delivery of goods. Although we remain cautiously optimistic, several challenges such as persistently high unemployment levels, low consumer confidence levels, the restrictive mortgage lending environment and the threat of more foreclosures continue to hinder a recovery in the housing market.

Gross Profit. Gross profit for the three month period ended March 28, 2015 was $1,120,389 or 17.8% of total revenue compared to $670,256 or 12.9% of total revenue for the three month period ended March 29, 2014. The increase in gross profit of $450,133 is attributable to higher revenues, increased production efficiencies gained through greater utilization capacity and lower service and warranty cost. The Company includes the following types of expenses in cost of sales: purchase and receiving costs, freight in, direct labor, supply costs, warehousing, direct and indirect overhead costs, inspection, transfer, actual and accrued warranty, depreciation, and amortization costs.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses for the three month period ended March 28, 2015 were $1,139,400 compared to $1,201,626 for the three month period ended March 29, 2014. The decrease in selling, general and administrative expenses, of $62,226 primarily relates to a decrease in salaries and wages and health insurance costs. The Company includes the following types of expenses in selling, general and administrative expense: sales salaries, sales commissions, bad debt expense, advertising, administrative overhead, administrative salaries and bonuses and legal and professional fees.

Net (Loss). The net loss for the three month period ended March 28, 2015 was $24,961 compared to net loss of $341,744 for the three month period ended March 29, 2014, representing a decrease in net loss of $316,783. The decrease in net loss for the three month period ended March 28, 2015 compared to the three month period ended March 29, 2014, is attributable to an increase in revenues and gross profit and a decrease in selling, general and administrative expenses.

Liquidity and Capital Resources

Management believes that the Company currently has sufficient cash flow from operations, available bank borrowings, cash, and cash equivalents to meet its short-term working capital requirements. The Company had $2,850,338 in cash and cash equivalents as of March 28, 2015, compared to $4,116,101 in cash and cash equivalents and short-term investments as of December 27, 2014. The decrease in cash and cash equivalents is primarily attributable to an increase in inventories and payment of certain expenses accrued during 2014, but payable during the first quarter of 2015. Should our costs and expenses prove to be greater than we currently anticipate or should we change our current business plan in a manner which will increase or accelerate our anticipated costs or capital demand, such as through the acquisition of new products, our working capital could be depleted at an accelerated rate.

As of March 28, 2015, the Company had no outstanding balance under its revolving credit loan facilities. In addition, we have a commercial real estate mortgage from its primary bank that had a balance, as of March 28, 2015, of $785,000.

1 - Cash flow from operating activities:

For the three month period ended March 28, 2015, operating activities used net cash of $1,230,136 primarily as a result of the following:

(a)	a increase in inventories of $845,502 (a use of cash), primarily as a result of a return to normal production levels subsequent to holiday shutdown period at December 27, 2014,

(b)	a decrease in income taxes payable of $263,453 (a use of cash), and

(c)	a decrease in other accrued expenses of $219,576 (a use of cash), which were partially offset by,

(d)	an increase in accounts payable of $242,794 (a source of cash), primarily as the result of a return to normal production levels subsequent to holiday shutdown period at December 27, 2014.

2 - Cash flow from investing activities:

The net cash used in investing activities for the three month period ending March 28, 2015 was $4,227, which reflects capitalization of normal operating purchases of equipment.

3 - Cash flow from financing activities:

The net cash used in financing activities for the three month period ending March 28, 2015 was $31,400, which reflects scheduled principal payments of long-term debt.

The Company is contingently liable under the terms of the repurchase agreements with third party financial institutions providing inventory financing for retailers of our products. For more information on the repurchase agreements, including the Company’s contingent liability there under, please see “Reserve for Repurchase Commitments” below.

DVH, during its normal course of business, is required to provide irrevocable standby letters of credit to cover obligations under its workers compensation insurance policy in the amount of $65,000. As of March 28, 2015, no amounts had been drawn on the above irrevocable letters of credit by the beneficiaries.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments which affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. For a description of those estimates, see Note 2, Summary of

Significant Accounting Policies, contained in the explanatory notes to the Company’s unaudited financial statements for the quarter ended March 28, 2015, contained in this filing, and the Company’s Form 10-K for December 27, 2014. On an ongoing basis, we evaluate our estimates, including those related to reserves, deferred tax assets, valuation allowances, impairment of long-lived assets, fair value of equity instruments issued to consultants for services, and estimates of costs to complete contracts. We base our estimates on historical experience and on various other assumptions which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities which are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. However, we believe that our estimates, including those for the above-described items, are reasonable.

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

Warranties

We provide our retail buyers with a one-year limited warranty covering defects in material or workmanship, including plumbing and electrical systems. We record a liability for estimated future warranty costs relating to homes sold, based upon our assessment of historical experience and industry trends. In making this estimate, we evaluate historical sales amounts, warranty costs related to homes sold and timing in which any work orders are completed. The Company has accrued a warranty liability reserve of $1,245,000 on its balance sheet as of March 28, 2015, as compared to $1,105,000 as of March 29, 2014. Based on management’s assessment of historical experience and current trends in wholesale shipments and dealer inventories we did not adjust our warranty provision for the quarter ended March 28, 2015. Although we maintain reserves for such claims, there can be no assurance that warranty expense levels will remain at current levels or that the reserves that we have set aside will continue to be adequate. A large number of warranty claims which exceed our current warranty expense levels could have a material adverse effect upon our results of operations.

Volume Incentives Payable

We have relied upon volume incentive payments to our independent dealers who retail our products. These volume incentive payments are accounted for as a reduction to gross sales, and are estimated and accrued when sales of our factory-built homes are made to our independent dealers. Volume incentive reserves are recorded based upon the annualized purchases of our independent dealers who purchase a qualifying amount of home products from us. We accrue a liability to our dealers, based upon estimates derived from historical payout rates. As of March 28, 2015 and March 29, 2014, we had a reserve for volume incentives payable of $187,587 and $205,329, respectively.

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

The maximum amount for which the Company is contingently liable under such agreements amounted to approximately $6,990,000 as of March 28, 2015, as compared to $3,845,000 as of March 29, 2014. As of March 28, 2015 and March 29, 2014, we had reserves of $209,695 and $153,780, respectively, established for future repurchase commitments, based upon our prior experience and evaluation of our independent dealers’ financial conditions. Deer Valley to date has not experienced any significant losses under these agreements; consequently, management does not expect any future losses to have a material effect on our accompanying financial statements.

Allowance loan loss for Inventory Finance Notes Receivable

The Company offers inventory-secured financing for its products to qualified retail dealers and developers. Finance contracts require periodic installments of principal and interest over periods of up to 24 months. The Company periodically evaluates the collectibility of our notes receivable and considers the need to establish an allowance for doubtful accounts based upon our historical collection experience. The Company had a total inventory-secured financing receivable of $3,693,019 as of March 28, 2015 compared to $5,475,107 as of March 29, 2014. We have established an allowance for loan losses of $98,350 as of March 28, 2015 and $234,930 at March 29, 2014.

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

Although we maintain an allowance for loan losses, there can be no assurance that such allowance will remain at current levels or that such allowances will be adequate.

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

From time to time, new accounting pronouncements are issued by the FASB and other regulatory bodies that are adopted by the Company as of the specified effective dates. Unless otherwise discussed, management believes that the impact of recently issued standards, which have effectiveness dates during the periods reported of which are not yet effective, will not have a material impact on the Company’s Consolidated Financial Statements upon adoption.

Item 4T.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Financial Officer, principal accounting officer and acting principal executive officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending March 28, 2015 covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Chief Financial Officer, principal accounting officer and acting principal executive officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Changes in Internal Controls over Financial Reporting

During the quarter ended March 28, 2015 there have been no changes in the Company’s internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Treasury Stock – Pursuant to a common stock repurchase program approved by our Board of Directors, there were no treasury stock purchases during the three month period ended March 28, 2015.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None

Item 5.	Exhibits

Exhibit No.	Description

3.01	Articles of Incorporation of Deer Valley Corporation. (1)

3.02	Amended and Restated Bylaws of Deer Valley Corporation. (3)

4.01	Certificate of Designation, Rights, and Preferences of Series A Convertible Preferred Stock. (1)

4.02	Certificate of Designation, Rights, and Preferences of Series B Convertible Preferred Stock. (1)

4.03	Certificate of Designation, Rights, and Preferences of Series C Convertible Preferred Stock. (1)

4.04	Certificate of Designation, Rights, and Preferences of Series D Convertible Preferred Stock. (1)

4.05	Certificate of Designation, Rights, and Preferences of Series E Convertible Preferred Stock. (2)

31.01	Certification of Chief Financial Officer (as principal financial and accounting officer and acting principal executive officer) pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 12, 2015. (4)

32.01	Certification of Chief Financial Officer (as principal financial and accounting officer and acting principal executive officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 12, 2015. (4)

101.INS	XBRL Instance Document (4)

101.SCH	XBRL Taxonomy Extension Scheme Document (4)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (4)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (4)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (4)

(1)	Previously filed as an exhibit to the Form 8-K, filed with the SEC on July 28, 2006 and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Form 10-QSB, filed with the SEC on November 20, 2006 and incorporated herein by reference
(3)	Previously filed as an exhibit to the Form 8-K, filed with the SEC on October 7, 2014 and incorporated herein by reference.
(4)	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Deer Valley Corporation
(Registrant)

Dated: May 12, 2015	By:	/s/ John S. Lawler
John S. Lawler Chief Financial Officer (Principal Financial Officer and Accounting Officer and Acting Principal Executive Officer)