Form 10-Q
period 2015-09-26
DEER VALLEY CORP
filed 2015-11-10
CIK 95047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2015

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

The Registrant had 15,514,344 shares of Common Stock, par value $0.001 per share, outstanding as of November 1, 2015.

TABLE OF CONTENTS

		PAGE
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements

	Condensed Consolidated Balance Sheets As of September 26, 2015 (unaudited) As of December 27, 2014	F-2

	Condensed Consolidated Statements of Operations Three and Nine Months ended September 26, 2015 (unaudited) Three and Nine Months ended September 27, 2014 (unaudited)	F-3

	Condensed Consolidated Statements of Cash Flows Nine Months ended September 26, 2015 (unaudited) Nine Months ended September 27, 2014 (unaudited)	F-4

	Notes to Condensed Consolidated Financial Statements (unaudited)	F-5–F-10

Item 2	Management’s Discussion and Analysis	1

Item 4T	Controls and Procedures	7

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	9

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	9

Item 3	Defaults Upon Senior Securities	9

Item 4	Mine Safety Disclosures	9

Item 5	Exhibits	10

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

Item 1.	Financial Statements

Deer Valley Corporation & Subsidiaries

Condensed Consolidated Financial Statements

Contents:

Condensed Consolidated Balance Sheets as of September 26, 2015 (unaudited) and December 27, 2014	F-2

Condensed Consolidated Statements of Operations for the Three and Nine Month Periods Ended September 26, 2015 (unaudited) and September 27, 2014 (unaudited)	F-3

Condensed Consolidated Statements of Cash Flows for the Nine Month Period Ended September 26, 2015 (unaudited) and September 27, 2014 (unaudited)	F-4

Notes to Condensed Consolidated Financial Statements (unaudited)	F-5–F-10

Deer Valley Corporation & Subsidiaries

Condensed Consolidated Balance Sheets

ASSETS
	September 26, 2015	December 27, 2014
	(unaudited)
Current Assets:
Cash	$4,800,738	$4,116,101
Accounts receivable, net	1,349,060	1,577,111
Inventory	1,941,464	1,233,480
Deferred tax asset	653,839	578,928
Inventory finance notes receivable	1,594,788	2,081,511
Prepaid expenses and other current assets	121,847	67,532

Total Current Assets	10,461,736	9,654,663

Fixed Assets:
Property, plant and equipment, net	2,359,133	2,307,495

Other Assets:
Inventory finance notes receivable, net	2,301,441	1,443,294
Deferred tax asset	1,319,874	1,439,538
Other assets	12,064	14,386

Total Other Assets:	3,633,379	2,897,218

Total Assets	$16,454,248	$14,859,376

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities on long term debt	$722,200	$125,600
Revolving credit loans	—	—
Accounts payable	659,861	327,775
Accrued expenses	1,948,862	1,790,432
Accrued warranties	1,370,000	1,245,000
Income tax payable	172,516	165,877

Total Current Liabilities	4,873,439	3,654,684

Long Term Liabilities:
Long-term debt, net of current maturities	—	690,800

Total Long Term Liabilities	—	690,800

Total Liabilities	4,873,439	4,345,484

Stockholders’ Equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 17,912,184 and 17,912,184 shares issued and 15,514,344 and 15,514,344 outstanding, respectively.	17,914	17,914
Additional paid-in capital	33,336,067	33,336,067
Treasury Stock, at cost; 2,397,840 and 2,397,840 shares, respectively	(1,305,378)	(1,305,378)
Accumulated deficit	(20,467,794)	(21,534,711)

Total Stockholders’ Equity	11,580,809	10,513,892

Total Liabilities and Stockholders’ Equity	$16,454,248	$14,859,376

See notes to condensed consolidated financial statements (unaudited)

Deer Valley Corporation & Subsidiaries

Condensed Consolidated Statements of Operations

	For The Three Month Period Ended		For The Nine Month Period Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUE	$8,694,744	$8,473,549	$24,525,043	$21,589,852
COST OF REVENUE	6,694,760	6,738,180	19,233,454	17,665,416

GROSS PROFIT	1,999,984	1,735,369	5,291,589	3,924,436
OPERATING EXPENSES:
Selling, general and administrative	1,266,151	1,225,186	3,701,494	3,451,271

TOTAL OPERATING EXPENSES	1,266,151	1,225,186	3,701,494	3,451,271

OPERATING INCOME	733,833	510,183	1,590,095	473,165
OTHER INCOME (EXPENSES)
Interest income	4	121	13	361
Other income (expense)	(4,800)	—	4,700	2,200
Interest expense	(7,958)	(9,319)	(24,612)	(28,657)

TOTAL OTHER INCOME/(EXPENSES)	(12,754)	(9,198)	(19,899)	(26,096)

INCOME BEFORE INCOME TAXES	721,079	500,985	1,570,196	447,069
INCOME TAX (EXPENSE)	(223,791)	(205,973)	(503,279)	(197,541)

NET INCOME	$497,288	$295,012	$1,066,917	$249,528

Net Income Per Share (Basic)	$0.03	$0.02	$0.07	$0.02
Net Income Per Share (Fully Diluted)	$0.03	$0.02	$0.07	$0.02
Weighted Average Common Shares Outstanding	15,514,344	15,411,248	15,514,344	15,422,096
Weighted Average Common and Common Equivalent Shares Outstanding	15,514,344	15,411,248	15,514,344	15,422,096

See notes to condensed consolidated financial statements (unaudited)

Deer Valley Corporation & Subsidiaries

Condensed Consolidated Statements of Cash Flows

	For The Nine Month Period Ended
	September 26, 2015	September 27, 2014
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,066,917	$249,528
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	159,876	129,303
Gain on sale of equipment	(4,700)	(2,200)
Provision for credit losses	35,130	(70,980)
Changes in assets and liabilities:
(Increase)/decrease in accounts receivables	228,051	(232,989)
(Increase)/decrease in inventories	(707,984)	(471,001)
(Increase)/decrease in deferred tax asset	44,753	227,829
(Increase)/decrease in inventory finance notes receivable	(406,554)	2,147,818
(Increase)/decrease in construction loan receivable	—	693,257
(Increase)/decrease in prepayments and other	(51,993)	(12,017)
Increase/(decrease) in accounts payable	332,086	235,999
Increase/(decrease) in income tax payable	6,639	(208,447)
Increase/(decrease) in accrued warranties	125,000	20,000
Increase/(decrease) in accrued expenses	158,430	752,014

CASH FLOW PROVIDED BY OPERATING ACTIVITIES	$985,651	$3,458,114

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(222,014)	(116,180)
Proceeds from sale of property, plant and equipment	15,200	2,200

CASH FLOW (USED IN) INVESTING ACTIVITIES	$(206,814)	$(113,980)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(94,200)	(94,200)
Proceeds from revolving credit loans	—	4,600,000
Repayments of revolving credit loans	—	(6,956,799)
Purchases of treasury stock	—	(24,534)

CASH FLOW (USED IN) FINANCING ACTIVITIES	$(94,200)	$(2,475,533)

NET INCREASE IN CASH	$684,637	$868,601
CASH, Beginning	$4,116,101	$3,107,213

CASH, Ending	$4,800,738	$3,975,814

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$29,747	$73,361

Taxes	$453,490	$178,158

See notes to condensed consolidated financial statements (unaudited)

Deer Valley Corporation & Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 26, 2015

(unaudited)

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements for the three and nine month periods ended September 26, 2015 and September 27, 2014 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The unaudited financial information included in this report includes all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim period. The operations for the three and nine month periods ended September 26, 2015 are not necessarily indicative of the results of the full fiscal year.

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

Inventory Finance Notes Receivable—The Company offers inventory-secured financing for its products to qualified retail dealers and developers. Finance contracts require periodic installments of principal and interest over periods of up to 24 months. The Company periodically evaluates the collectibility of our notes receivable and considers the need to establish an allowance for doubtful accounts based upon our historical collection experience. We have established an allowance for doubtful accounts of $126,770 as of September 26, 2015 and $91,640 at December 27, 2014.

Impairment of Long-Lived Assets—Property and intangible assets are material to our consolidated financial statements. Further, these assets are subject to the potential negative effects arising from factors beyond the Company’s control including changing economic conditions. The Company evaluates its tangible and definite-lived intangible assets for impairment annually during our fourth quarter or more frequently in the presence of circumstances or trends that may be indicators of impairment. The evaluation is a two step process. The first step is to compare our undiscounted cash flows, as projected over the remaining useful lives of the assets, to their respective carrying values. In the event that the carrying values are not recovered by future undiscounted cash flows, as a second step, the Company compares the carrying values to the related fair values and, if the fair value is lower, record an impairment adjustment. For purposes of fair value, the Company generally uses replacement costs for tangible fixed assets and discounted cash flows, using risk-adjusted discount rates, for intangible assets. These estimates are made by competent employees, using the best available information, under the direct supervision of our management. For tangible property, plant and equipment, there have been no changes in assumptions or methodologies in the nine month period ended September 26, 2015 as compared to December 27, 2014. The Company did not have definite-lived intangible assets at September 26, 2015 and December 27, 2014.

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

Cost of Sales—The Company’s factory-built housing segment includes the following types of expenses in cost of sales: purchase and receiving costs, freight in, direct labor, supply costs, warehousing, direct and indirect overhead costs, inspection, transfer, actual and accrued warranty, depreciation, and amortization costs. The Company’s financial services segment includes the following types of expenses in cost of sales: interest expense.

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

NOTE 3—INVENTORY

Inventory consisted of the following components:

	September 26, 2015	December 27, 2014
Raw Materials	$1,119,489	$883,363
Work-in-Process	275,822	305,689
Finished Goods	546,153	44,428

Total Inventory	$1,941,464	$1,233,480

NOTE 4—INVENTORY FINANCE NOTES RECEIVABLE AND ALLOWANCE FOR LOAN LOSS

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

Inventory finance notes receivable, net, consisted of the following:

	September 26, 2015	December 27, 2014
Inventory finance notes receivable	$4,022,999	$3,616,445
Allowance for loan loss	(126,770)	(91,640)

	3,896,229	3,524,805
Current portion of inventory finance notes receivable	(1,594,788)	(2,081,511)

Total Inventory finance notes receivable, net	$2,301,441	$1,443,294

With respect to our inventory finance notes receivable, 80% of the risk of loss is spread over six borrowers as of September 26, 2015 and five borrowers as of December 27, 2014. In addition to historical experience, borrower inventory levels and activity are monitored in conjunction with a third-party provider to estimate the potential for loss. The Company anticipates it will be able to resell any repossessed homes, thereby mitigating loss experience. If a default occurs and collateral is lost, the Company is exposed to loss of the full value of the note receivable. The Company recorded a provision/(benefit) for credit losses of $35,130 and $(70,980) for nine month period ending September 26, 2015 and September 27, 2014, respectively. The following table represents changes in the estimated allowance for loan losses:

	September 26, 2015	September 27, 2014
Balance at beginning of period	$91,640	$201,960
Provision for credit losses	35,130	(70,980)

Balance at end of period	$126,770	$130,980

NOTE 5—ACCRUED EXPENSES

Accrued expenses consisted of the following:

Category	September 26, 2015	December 27, 2014
Accrued dealer incentive program	$326,729	$347,421
Accrued third party billings	579,684	572,844
Accrued compensation	531,474	410,143
Accrued insurance	56,584	86,644
Accrued repurchase commitment	243,095	179,065
Other	211,296	194,315

Total Accrued Expenses	$1,948,862	$1,790,432

NOTE 6—PRODUCT WARRANTIES

The Company provides the retail home buyer a one-year limited warranty covering defects in material or workmanship in home structure, plumbing and electrical systems. The Company estimated warranty costs are accrued at the time of the sale to the dealer following industry standards and historical warranty cost incurred. Periodic adjustments to the estimated warranty accrual are made as events occur which indicate changes are necessary. As of September 26, 2015, the Company has recorded an accrued liability of $1,370,000 for estimated warranty costs relating to homes sold, based upon management’s assessment of historical experience factors and current industry trends. Management reviews its warranty requirements at the close of each reporting period and adjusts the reserves accordingly.

The following tabular presentation reflects activity in warranty reserves during the periods presented:

	For The Three Month Period Ended September 26, 2015	For The Nine Month Period Ended September 26, 2015
Balance at beginning of period	$1,335,000	$1,245,000
Warranty charges	408,980	1,170,875
Warranty payments	(373,980)	(1,045,875)

Balance at end of period	$1,370,000	$1,370,000

NOTE 7—REVOLVING CREDIT LOANS

On August 17, 2015, Deer Valley renewed its Revolving Credit Loan and Security Agreement with Fifth Third Bank and reduced the maximum revolving principal limit from $5,000,000 to $2,500,000. The $2,500,000 Revolving Line provides on a revolving basis display model financing for dealers of the products produced by DVH (the “Display Model LOC”). The Display Model LOC has a two year term and has a variable interest rate at 4.00% above LIBOR or 4.193% and 4.154% at September 26, 2015 and December 27, 2014, respectively. As of September 26, 2015 and December 27, 2014, the Company had no outstanding balance under the revolving credit loan.

On August 17, 2015, Deer Valley renewed its Revolving Credit Loan and Security Agreement with Fifth Third Bank, used for short term working capital financing, letters of credit and as a bridge loan on financing the sale of retail units by DVH (the “Working Capital LOC”). The Working Capital LOC provides a maximum revolving principal limit of $3,000,000 has a two year term and has a variable interest rate at 2.50% above LIBOR or 2.693% and 2.654% at September 26, 2015 and December 27, 2014, respectively. As of September 26, 2015 and December 27, 2014, the Company had no outstanding balance under the revolving credit loan.

The amount available under the revolving credit loans is equal to the lesser of $5,500,000 or an amount based on defined percentages of accounts receivable and inventories reduced by any outstanding letters of credit. At September 26, 2015, $3,501,969 was available under the revolving credit loans after deducting letters of credit of $65,000.

In addition to the revolving line of credit described in the preceding paragraph, DVH, during its normal course of business, is required to issue irrevocable standby letters of credit in the favor of independent third party beneficiaries to cover obligations under insurance policies. As of September 26, 2015, no amounts had been drawn on the above irrevocable letters of credit by the beneficiaries.

NOTE 8—LONG TERM DEBT – CURRENT MATURITIES

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

NOTE 9—INCOME TAXES

Income Taxes:

The components of the provision for income taxes are as follows:

Nine months ended September 26, 2015
Current income tax expense	$458,526
Deferred income tax expense	44,753

Total income tax expense	$503,279

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

	Nine months ended September 26, 2015
	Amount	Impact on Rate
Income tax expense at federal rate	$533,867	34.00%

State tax expense, net of Federal effect	66,356	4.23%

Permanent Differences:
Meals and entertainment	19,004	1.21%
Officer’s life insurance	891	0.06%
Domestic production activities deduction	(51,368)	-3.27%
Total tax credits	(56,935)	-3.63%

Total permanent differences	(88,408)	-5.63%

Prior period adjustment	(8,536)	-0.55%

Total income tax expense	$503,279	32.05%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income taxes are as follows:

September 26, 2015
Current deferred tax assets:
Warranty reserve	$523,696
Repurchase reserve	92,925
Loan loss reserve	48,459
Allowance for doubtful accounts	7,072
Inventory reserve	18,335

Total current deferred tax asset	690,487

Non-current deferred tax assets:
Goodwill impairment	1,466,026

Total non-current deferred tax assets	1,466,026

Current deferred tax liabilities:
Prepaid insurance	(36,648)

Total current deferred tax liabilities	(36,648)

Non-current deferred tax liability:
Accelerated depreciation	(154,620)
Sale of assets	8,468

Total non-current deferred tax liability	(146,152)

Total deferred tax assets (liabilities)—net	$1,973,713

NOTE 10—COMMITMENTS AND CONTINGENCIES

Litigation—The Company in the normal course of business is subject to claims and litigation. Management of the Company is of the opinion that, based on information available, such legal matters will not ultimately have a material adverse effect on the financial position or results of operation of the Company.

Reserve for Repurchase Commitments—DVH is contingently liable under the terms of repurchase agreements with financial institutions providing inventory financing for retailers of DVH’s products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The risk of loss under these agreements is spread over numerous retailers. The price DVH is obligated to pay generally declines over the period of the agreement (typically 18 to 24 months) and the risk of loss is further reduced by the sale value of repurchased homes. The maximum amount for which the Company is contingently liable under repurchase agreements is approximately $8,105,000 at September 26, 2015. As of September 26, 2015 the Company reserved $243,095 for future repurchase losses, based on prior experience and an evaluation of dealers’ financial conditions. DVH to date has not experienced significant losses under these agreements, and management does not expect any future losses to have a material effect on the accompanying financial statements.

NOTE 11—EQUITY TRANSACTIONS

Common Stock Dividends – There were no dividends paid during the nine month period ended September 26, 2015.

Treasury Stock – There were no treasury stock purchases during the nine month period ended September 26, 2015.

NOTE 12—SEGMENT INFORMATION

Our business segments consist of factory-built housing and financial services. Our chief decision making officer considers income from operations as the basis to measure segment profitability. The following table summarizes net sales, income from operations, and identifiable assets by segment for the three and nine month periods ended September 26, 2015 and September 27, 2014.

	For The Three Months Ended		For The Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues from external customers
Factory-built housing	$8,603,772	$8,387,621	$24,269,161	$21,278,948
Financial services	90,972	85,928	255,882	310,904

Total revenues	$8,694,744	$8,473,549	$24,525,043	$21,589,852

Income from operations
Factory-built housing	$760,441	$585,394	$1,663,102	$678,464
Financial services	39,110	60,398	142,622	209,196
General corporate expenses	(65,718)	(135,609)	(215,629)	(414,495)

Total income (loss) from operations	$733,833	$510,183	$1,590,095	$473,165

Identifiable assets by segment
Factory-built housing	$11,877,354	$11,277,122
Financial Services	4,434,069	4,219,383
Other	142,825	158,813

	$16,454,248	$15,655,318

Item 2.	Management’s Discussion and Analysis

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

Our business segments consist of factory-built housing and financial services. Our financial services provide qualified independent retail dealers and developers with inventory-secured financing for homes the Company produces. The Company does not maintain separate operating segments for regions and does not separately report financial information by geographic sales area because they are similar products using similar production techniques and sold to the same class of customer. See Note 12—Segment Information of the Notes to Condensed Consolidated Financial Statements for information on our net sales, income from operations, and identifiable assets by segment for the three and nine month periods ended September 26, 2015 and September 27, 2014.

Industry and Company Outlook

Although, the factory-built housing industry continues to operate at historically low production and shipment levels, the demand for affordable factory-built housing is improving. 2014 represented the fourth consecutive year of growth for industry shipments of HUD code homes. According to data provided by the Manufactured Housing Institute (“MHI”), industry shipments of HUD code homes increased to approximately 52,000, 55,000, 60,000 and 64,000 units in 2011, 2012, 2013 and 2014, respectively. From January 2015 to September 2015, industry shipments were approximately 52,100 units; an approximately 8.1% increase from the same period in 2014. During the same timeframe, the Company’s shipments were 299 units; a 15.4% increase from the same period in 2014.

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

Sales of factory-built housing are affected by the strength of the U.S. economy, interest rates, employment levels, consumer confidence and the availability of wholesale and retail financing. We believe our market and housing in general have reached bottom and continue to show signs of improvement; however, our sales continue to be affected by the challenging housing environment, the uncertainty of the U.S. economy, employment levels, consumer confidence and, in particular, the lack of available consumer financing. We believe that, as employment and consumer confidence levels improve, pent-up demand will be released, and, gradually, more buyers will enter the market. We believe the key to full recovery in our business depends on these factors as well as an increased availability of consumer financing for the retail purchase of manufactured homes.

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

By resolution of the Board of Directors at a meeting on April 21, 2015, the remaining directors appointed and elected Tony Bonidy, Lodovico de Visconti, and Ron Frank to fill the vacancies created by the resignations of Brog, Cavanaugh, and Bloomston. Mr. Bonidy was appointed to the Company’s Compensation Committee and Nominating Committee. Mr. de Visconti was appointed to the Company’s Audit Committee. Mr. Frank was appointed to the Company’s Audit Committee and Compensation Committee. Each of Bonidy’s, de Visconti’s and Frank’s acceptance of the appointments is effective as of April 21, 2015. There are no arrangements, understandings or any material plans, contracts or arrangements regarding Bonidy, de Visconti, and Frank that require disclosure. There are no transactions, during the last two (2) fiscal years, and there are no proposed transactions to which the Company or its subsidiaries was or is to become a party, and the amount involved exceeds $120,000, in which Bonidy, de Visconti, and Frank, the new directors, or members of their immediate families had, or is to have, a direct or indirect material interest.

Manufacturing Operations

We produce all of our factory-built homes at our plant in Guin, Alabama. During the quarter ended September 26, 2015, our plant was staffed for a single shift; 40 hour work week and producing on average 20 “floors” per week or 57% of our maximum capacity of a single shift, 40 hour work week. As of September 26, 2015, our backlog of orders stood at approximately $4,125,000 or approximately 22 days at our current production rate. We have one idle plant located in Sulligent, Alabama.

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

Finance contracts require periodic installments of principal and interest over periods of up to twenty-four months. These notes are secured by a first priority secured interest in the inventory collateral and other security depending on borrower circumstances. Dealers who sell products utilizing inventory-secured financing are required to make immediate payment for those products to the Company upon sale to the retail customer. This type of inventory-secured financing accounts for approximately, 25% of the Company’s sales for the three month period ending September 26, 2015 compared to 21% of the Company’s sales for the three month period ended September 27, 2014.

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

Results of Operations

The following discussion examines the results of the Company’s operations for the three and nine month periods ended September 26, 2015. This discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and notes to the consolidated financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment by our management. It is also imperative that one read our December 27, 2014 Annual Report on Form 10-K and subsequent filings on Form 8-K.

HISTORICAL RESULTS – THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 26, 2015 AND SEPTEMBER 27, 2014.

Revenues. Overall gross revenue for the three month period ended September 26, 2015 was $8,694,744 compared to $8,473,549 for the three month period ended September 27, 2014, representing an increase of $221,195, or approximately 2.6%. Overall gross revenue for the nine month period ended September 26, 2015 was $24,525,043 compared to $21,589,852 for the nine month period ended September 27, 2014, representing an increase of $2,935,191, or approximately 13.6%. The increase in revenue for the three and nine month periods ended September 26, 2015 compared to the three and nine month periods ended September 27, 2014, is primarily increased home sales. The improved home sales volume resulted from strengthening market conditions. Although we remain cautiously optimistic, several challenges such as sluggish wage growth, low consumer confidence levels, the restrictive mortgage lending environment continue to hinder a full recovery in the housing market.

Gross Profit. Gross profit for the three month period ended September 26, 2015 was $1,999,984 or 23.0% of total revenue compared to $1,735,369 or 20.5% of total revenue for the three month period ended September 27, 2014. Gross profit for the nine month period ended September 26, 2015 was $5,291,589 or 21.6% of total revenue compared to $3,924,436 or 18.2% of total revenue for the nine month period ended September 27, 2014. The increase in gross profit for the three and nine month period is attributable to higher revenues, increased production efficiencies gained through greater utilization capacity and lower service and warranty cost. The Company includes the following types of expenses in cost of sales: purchase and receiving costs, freight in, direct labor, supply costs, warehousing, direct and indirect overhead costs, inspection, transfer, actual and accrued warranty, depreciation, and amortization costs.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses for the three month period ended September 26, 2015 were $1,266,151 compared to $1,225,186 for the three month period ended September 27, 2014. Selling, general, and administrative expenses for the nine month period ended September 26, 2015 were $3,701,494 compared to $3,451,271 for the nine month period ended September 27, 2014. The increase in selling, general and administrative expenses for the three and nine month periods primarily relates to increased selling and administrative cost associated with the increase in revenues, which were offset in-part by a decrease in general corporate expenses. The Company includes the following types of expenses in selling, general and administrative expense: sales salaries, sales commissions, bad debt expense, advertising, administrative overhead, administrative salaries and bonuses and legal and professional fees.

Net Income. The net income for the three month period ended September 26, 2015 was $497,288 compared to net income of $295,012 for the three month period ended September 27, 2014, representing an increase in net income of $202,276. The net income for the nine month period ended September 26, 2015 was $1,066,917 compared to net income of $249,528 for the nine month period ended September 27, 2014, representing an increase in net income of $817,389. The increase in net income for the three and nine month period ended September 26, 2015 compared to the three and nine month period ended September 27, 2014, is attributable to an increase in revenues and gross profit previously discussed.

Liquidity and Capital Resources

Management believes that the Company currently has sufficient cash flow from operations, available bank borrowings, cash, and cash equivalents to meet its short-term working capital requirements. The Company had $4,800,738 in cash and cash equivalents as of September 26, 2015, compared to $4,116,101 in cash and cash equivalents and short-term investments as of December 27, 2014. The increase in cash and cash equivalents is primarily attributable to net income for the nine month period ending September 26, 2015, which were partially offset by increases in inventories. Should our costs and expenses prove to be greater than we currently anticipate or should we change our current business plan in a manner which will increase or accelerate our anticipated costs or capital demand, such as through the acquisition of new products, our working capital could be depleted at an accelerated rate.

As of September 26, 2015, the Company had no outstanding balance under its revolving credit loan facilities. In addition, the Company has a commercial real estate mortgage from its primary bank that had a balance, as of September 26, 2015, of $722,200, and due July 1, 2016.

1—Cash flow from operating activities:

For the nine month period ended September 26, 2015, operating activities provided net cash of $985,651 primarily as a result of the following:

(a)	We had net income of $1,066,917

Changes in our operating assets and liabilities are as follows:

(b)	an decrease in accounts receivable of $228,051 (a source of cash),

(c)	an increase in accounts payable of $332,086 (a source of cash), primarily as the result of a return to normal production levels subsequent to holiday shutdown period at December 27, 2014, which were partially offset by,

(d)	an increase in inventories of $707,984 (a use of cash), primarily as a result of a return to normal production levels subsequent to holiday shutdown period at December 27, 2014,

(e)	an increase in inventory finance notes receivable of $406,554 (a use of cash).

2—Cash flow from investing activities:

The net cash used in investing activities for the nine month period ending September 26, 2015 was $206,814, which reflects capitalization of normal operating purchases of equipment.

3—Cash flow from financing activities:

The net cash used in financing activities for the nine month period ending September 26, 2015 was $94,200, which reflects scheduled principal payments of long-term debt.

The Company is contingently liable under the terms of the repurchase agreements with third party financial institutions providing inventory financing for retailers of our products. For more information on the repurchase agreements, including the Company’s contingent liability there under, please see “Reserve for Repurchase Commitments” below.

DVH, during its normal course of business, is required to provide irrevocable standby letters of credit to cover obligations under its workers compensation insurance policy in the amount of $65,000. As of September 26, 2015, no amounts had been drawn on the above irrevocable letters of credit by the beneficiaries.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments which affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. For a description of those estimates, see Note 2, Summary of Significant Accounting Policies, contained in the explanatory notes to the Company’s unaudited financial statements for the quarter ended September 26, 2015, contained in this filing, and the Company’s Form 10-K for December 27, 2014. On an ongoing basis, we evaluate our estimates, including those related to reserves, deferred tax assets, valuation allowances, impairment of long-lived assets, fair value of equity instruments issued to consultants for services, and estimates of costs to complete contracts. We base our estimates on historical experience and on various other assumptions which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities which are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. However, we believe that our estimates, including those for the above-described items, are reasonable.

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

Warranties

We provide our retail buyers with a one-year limited warranty covering defects in material or workmanship, including plumbing and electrical systems. We record a liability for estimated future warranty costs relating to homes sold, based upon our assessment of historical experience and industry trends. In making this estimate, we evaluate historical sales amounts, warranty costs related to homes sold and timing in which any work orders are completed. The Company has accrued a warranty liability reserve of $1,370,000 on its balance sheet as of September 26, 2015, as compared to $1,245,000 as of September 27, 2014. Based on management’s assessment of historical experience and current trends in wholesale shipments and dealer inventories we increased our warranty provision by $35,000 for the quarter ended September 26, 2015. Although we maintain reserves for such claims, there can be no assurance that warranty expense levels will remain at current levels or that the reserves that we have set aside will continue to be adequate. A large number of warranty claims which exceed our current warranty expense levels could have a material adverse effect upon our results of operations.

Volume Incentives Payable

We have relied upon volume incentive payments to our independent dealers who retail our products. These volume incentive payments are accounted for as a reduction to gross sales, and are estimated and accrued when sales of our factory-built homes are made to our independent dealers. Volume incentive reserves are recorded based upon the annualized purchases of our independent dealers who purchase a qualifying amount of home products from us. We accrue a liability to our dealers, based upon estimates derived from historical payout rates. As of September 26, 2015 and September 27, 2014, we had a reserve for volume incentives payable of $326,729 and $307,893, respectively.

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

The maximum amount for which the Company is contingently liable under such agreements amounted to approximately $8,105,000 as of September 26, 2015, as compared to $6,800,000 as of September 27, 2014. As of September 26, 2015 and September 27, 2014, we had reserves of $243,095 and $203,945, respectively, established for future repurchase commitments, based upon our prior experience and evaluation of our independent dealers’ financial conditions. Deer Valley to date has not experienced any significant losses under these agreements; consequently, management does not expect any future losses to have a material effect on our accompanying financial statements.

Allowance loan loss for Inventory Finance Notes Receivable

The Company offers inventory-secured financing for its products to qualified retail dealers and developers. Finance contracts require periodic installments of principal and interest over periods of up to 24 months. The Company periodically evaluates the collectibility of our notes receivable and considers the need to establish an allowance for doubtful accounts based upon our historical collection experience. The Company had a total inventory-secured financing receivable of $4,022,999 as of September 26, 2015 compared to $3,616,445 as of September 27, 2014. We have established an allowance for loan losses of $126,770 as of September 26, 2015 and $130,980 at September 27, 2014.

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

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Financial Officer, principal accounting officer and acting principal executive officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending September 26, 2015 covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Chief Financial Officer, principal accounting officer and acting principal executive officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Changes in Internal Controls over Financial Reporting

During the quarter ended September 26, 2015 there have been no changes in the Company’s internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Treasury Stock – Pursuant to a common stock repurchase program approved by our Board of Directors, there were no treasury stock purchases during the nine month period ended September 26, 2015.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None

Item 5.	Exhibits

Exhibit No.	Description

3.01	Articles of Incorporation of Deer Valley Corporation. (1)

3.02	Amended and Restated Bylaws of Deer Valley Corporation. (3)

4.01	Certificate of Designation, Rights, and Preferences of Series A Convertible Preferred Stock. (1)

4.02	Certificate of Designation, Rights, and Preferences of Series B Convertible Preferred Stock. (1)

4.03	Certificate of Designation, Rights, and Preferences of Series C Convertible Preferred Stock. (1)

4.04	Certificate of Designation, Rights, and Preferences of Series D Convertible Preferred Stock. (1)

4.05	Certificate of Designation, Rights, and Preferences of Series E Convertible Preferred Stock. (2)

10.01	Fifth Amendment To Revolving Credit Loan And Security Agreement ($2,500,000 Revolving Line) (3)

10.02	Renewal Revolving Credit Note ($3,000,000 Revolving Line) (3)

10.03	Fifth Amendment To Revolving Credit Loan And Security Agreement ($3,000,000 Revolving Line) (3)

10.04	Renewal Revolving Credit Note ($3,000,000 Revolving Line) (3)

31.01	Certification of Chief Financial Officer (as principal financial and accounting officer and acting principal executive officer) pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 10, 2015. (4)

32.01	Certification of Chief Financial Officer (as principal financial and accounting officer and acting principal executive officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 10, 2015. (4)

101.INS	XBRL Instance Document (4)

101.SCH	XBRL Taxonomy Extension Scheme Document (4)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (4)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (4)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (4)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (4)

(1)	Previously filed as an exhibit to the Form 8-K, filed with the SEC on July 28, 2006 and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Form 10-QSB, filed with the SEC on November 20, 2006 and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Form 8-K, filed with the SEC on August 7, 2015 and incorporated herein by reference.
(4)	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Deer Valley Corporation
(Registrant)

Dated: November 10, 2015	By:	/s/ John S. Lawler
John S. Lawler
Chief Financial Officer
(Principal Financial Officer and Accounting Officer and Acting Principal Executive Officer)