Form 10-K
period 2016-01-02
DEER VALLEY CORP
filed 2016-04-01
CIK 95047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 2016

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

The issuer’s revenues for its most recent fiscal year were $35,663,343. The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2015 was $1,859,881. As of March 1, 2016, the number of shares outstanding of the Registrant’s common stock (excluding 2,397,840 shares of treasury common stock) was 15,514,344, of which 12,652,989 shares of common stock were held by affiliates.

DEER VALLEY CORPORATION

2015 FORM 10-K

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

On February 12, 2015, Mobius Acquisitions, LLC, a Delaware limited liability company (“Mobius”), through its wholly-owned subsidiary Mobius Acquisitions Merger Sub, Inc. acquired all outstanding shares of Peerless Systems Corporation, a Delaware corporation (“Peerless”) for $7.00 per share through a merger under Section 251 (h) of the Delaware General Corporation Law (“the Merger”). As a result of the Merger, Mobius is now the sole shareholder of Peerless.

Peerless owns 12,436,458 shares of Deer Valley’s common stock which is approximately eighty percent (80%) of Deer Valley’s issued and outstanding common stock. As a result of the Merger, Mobius acquired (through its ownership in Peerless) majority ownership of Deer Valley.

Business of the Issuer

Overview

The Company, through its wholly owned subsidiaries DVH and DVHRS, design and manufacture factory built homes which are marketed in 14 states through a network of independent dealers, builders, developers and government agencies located primarily in the southeastern and south central regions of the United States. Our financial subsidiary, DVFC, provides dealer inventory-secured financing for our factory built homes to qualified retail dealers and developers.

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

Our business segments consist of factory-built housing and financial services. Our financial services business provides qualified independent retail dealers and developers inventory-secured financing for homes the Company produces. Otherwise, the Company does not maintain separate operating segments for regions and does not separately report financial information by geographic sales area because they are similar products using similar production techniques and sold to the same class of customer. See Note 15 - Segment Information of the notes to Consolidated Financial Statements for information on our net sales, income from operations, and identifiable assets by segment for the periods ended January 2, 2016 and December 27, 2014.

Manufacturing Operations

We produce all of our factory-built homes at our plant in Guin, Alabama. During the quarter ended January 2, 2016, our plant was staffed for a single shift; 40 hour work week and producing an average of 23 “floors” per week or 66% of our maximum capacity of a single shift, 40 hour work week. As of January 2, 2016, our backlog of orders stood at approximately $2,625,000.

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

Backlog of Orders and Sales Policies

Substantially all production of our factory-built homes is initiated against specific orders. As of January 2, 2016, our total backlog of orders stood at $2,625,000, compared to $1,675,000 at December 27, 2014. Dealer orders are subject to cancellation prior to commencement of production, however, because we operate in an industry where order lead times are extremely short such cancellations rarely occur. Because we initiate production against a specific product order, we do not have significant inventories of finished goods or a backlog of product orders, we do not view backlog to be indicative of the level of our future revenues.

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

Products

Most of our homes are constructed in accordance with the National Manufactured Home Construction and Safety Standards promulgated by HUD. We also produce modular homes constructed in accordance with the local building codes in effect at the point of delivery. Of the homes we produced in 2015, approximately 80% were HUD code homes and approximately 20% were modular homes. The following table sets forth certain sales information for 2015 and 2014:

Shipments	2015 – Floors	2015- Units	2014 – Floors	2014- Units
HUD-Code	712	346	569	276
Modular	203	86	210	92

Total	915	432	779	368

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

The Company’s product offerings in its modular home line are currently offered in fourteen states: Alabama, Arkansas, Florida, Georgia, Illinois, Kansas, Kentucky, Louisiana, Mississippi, Missouri, Oklahoma, Tennessee, Texas and West Virginia. These modular homes include front load porch designs to accommodate the narrow lot lines typical in coastal areas. Our modular homes are constructed to withstand a 110 mile per hour wind load. In addition, we offer an optional 140 mile per hour wind load feature on our modular homes. The Company is seeking to expand into other states with new designs to fulfill the demand among builders and developers for factory-built structures. Typical features in our modular homes include “heavy built” construction very similar to Deer Valley Homebuilders, Inc.’s other offerings. The Company will perform customization in this line of modular homes, as each builder has different needs.

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

Independent Dealer Network, Sales and Marketing

As of the date of this filing, we had approximately 55 participating independent dealers marketing our factory-built homes at around 70 locations. Our independent dealers are not required to exclusively sell our homes and will typically choose to offer the products of other manufacturers in addition to ours. We do not have written exclusive agreements with our independent dealers and do not have any control over the operations of, or financial interest in, any of our independent dealers. During 2015, the Company did not have sales to any one customer of greater than 10%. During 2014, the Company had sales to one customer of approximately 10%.

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

During the fiscal year ended January 2, 2016, we estimate that the percentage of our revenues by region was as follows:

Regions	Primary States	Percentage of Revenue by Region
East South Central	Alabama, Kentucky, Mississippi, Tennessee	38%
West South Central	Arkansas, Louisiana, Oklahoma, Texas	48%
South Atlantic	Florida, Georgia, West Virginia	9%
North Central	Kansas, Illinois, Missouri	5%

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

Finance contracts typically require periodic installments of principal and interest over periods of up to twenty-four months. These notes are secured by a first priority secured interest in the inventory collateral and other security depending on borrower circumstances. Dealers who sell products utilizing inventory-secured financing are required to make immediate payment for those products to the Company upon sale to the retail customer. This type of inventory-secured financing accounted for approximately, 22% of the Company’s sales during 2015 and 2014.

Continuing Operations

Factory-Built Homes - Industry Trends

Although, the factory-built housing industry continues to operate at historically low production and shipment levels, the demand for affordable factory-built housing is improving. 2015 represented the fifth consecutive year of growth for industry shipments of HUD code homes. According to data provided by the Manufactured Housing Institute (“MHI”), industry shipments of HUD code homes increased to approximately 52,000, 55,000, 60,000, 64,000 and 70,500 units in 2011, 2012, 2013, 2014 and 2015, respectively. In 2015, industry shipments were approximately 70,500 units; an approximately 10% increase from 2014. During 2015 the Company’s shipments were 432 units; a 17.7% increase from 2014.

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

DVH’s contingent repurchase liability under inventory-secured financing arrangements through independent dealers was approximately $8,525,000 and $5,970,000 at January 2, 2016 and December 27, 2014, respectively. While homes repurchased by DVH under inventory-secured financing arrangements are usually sold to other dealers, no assurance can be given that DVH will be able to sell to other dealers homes which it may be obligated to repurchase in the future or that DVH will not suffer more losses with respect to, and as a consequence of, those arrangements than we have accrued in our financial statements.

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

In 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act” or the “Act”) was passed into law. The Dodd-Frank Act is a sweeping piece of legislation and the financial services industry continues to assess its implications and implement necessary changes in procedures and business practices. The Act established the Consumer Financial Protection Bureau (“CFPB”) to regulate consumer financial products and services. Although Congress detailed significant changes, and many new rules have been implemented, the full impact will not be known for years as the development of additional rules continue, and Congress considers amending part of the Act. Enforcement actions are in the early stages and the effects of possible litigation related to the regulations remains unknown.

On January 10, 2014, certain CFPB mortgage finance rules required under the Dodd-Frank Act became effective. The rules apply to consumer credit transactions secured by a dwelling, which include real property mortgages and chattel loans (financed without land) secured by manufactured homes. The rules defined standards for origination of “Qualified Mortgages,” established specific requirements for lenders to prove borrowers’ ability to repay loans, and outlined the conditions under which Qualified Mortgages are subject to safe harbor limitations on liability to borrowers. The rules also established interest rates and other cost parameters for determining which Qualified Mortgages fall under safe harbor protection. Among other issues, Qualified Mortgages with interest rates and other costs outside the limits are deemed “rebuttable” by borrowers and expose the lender and its assignees (including investors in loans, pools of loans and instruments secured by loans or loan pools) to possible litigation and penalties.

While many manufactured homes are currently financed with agency-conforming mortgages in which the ability to repay is verified, and interest rates and other costs are within the safe harbor limits established under the CFPB, a significant amount of loans to finance the purchase of manufactured homes, especially chattel loans and non-conforming land-home loans, fall outside the safe harbor limits. The rules have caused some lenders to curtail underwriting such loans, and some investors may be reluctant to own or participate in owning such loans because of the uncertainty of potential litigation and other costs. If so, some prospective buyers of manufactured homes may be unable to secure the financing necessary to complete purchases. In addition, compliance with the law is causing lenders to incur additional costs to implement new processes, procedures, controls and infrastructure required to comply with the regulations. Compliance may also constrain lenders’ ability to profitably price certain loans. Failure to comply with these regulations, changes in these or other regulations, or the imposition of additional regulations, could affect our earnings, limit our access to capital and have a material adverse effect on our business and results of operations.

The CFPB rules amending the Truth in Lending Act (“TILA”) and the Real Estate Settlement Procedures Act (“Regulation Z”). The final rule amended Regulation Z by expanding the types of mortgage loans that are subject to the protections of the Home Ownership and Equity Protections Act of 1994 (“HOEPA”), revise and expand the tests for coverage under HOEPA, and impose additional restrictions on mortgages that are covered by HOEPA. As a result, certain manufactured home loans are now subject to HOEPA limits on interest rates and fees. Loans with rates or fees in excess of the limits are deemed High Cost Mortgages and provide additional protections for borrowers, including with respect to determining the value of the home. Most loans for the purchase of manufactured homes have been written at rates and fees that would not appear to be considered High Cost Mortgages under the new rule. Although some lenders may continue to offer loans that are now deemed High Cost Mortgages, the rate and fee limits may deter some lenders from offering loans to certain borrowers due to the limits on rates and fees or be reluctant to enter into loans subject to the provisions of HOEPA. If so, some prospective buyers of manufactured homes may be unable to secure financing necessary to complete manufactured home purchases.

The Dodd-Frank Act amended provisions of TILA to require rules for appraisals on principal residences securing higher-priced mortgage loans (“HPML”). Certain loans secured by manufactured homes, primarily chattel loans, could be considered HPMLs. Among other things, the rule requires creditors to provide copies of appraisal reports to borrowers prior to loan closing. To implement these amendments, the CFPB adopted the HPML Appraisal Rule effective December 30, 2014 and loans secured by new manufactured homes were exempt from the rule until July 18, 2015. Although the effects of these new requirements are not yet known, some prospective home buyers may be deterred from completing a manufactured home purchase as a result of appraised values.

The American Housing Rescue and Foreclosure Prevention Act was enacted in 2008 to provide assistance by way of legislation for the housing industry, including manufactured homes. Among other things, the act provided for increased loan limits for chattel (home-only Title I) loans to $69,678, up 43% from the previous limit of $48,600 set in 1992. New Federal Housing Administration (“FHA”) Title I program guidelines became effective on June 1, 2010 and provide Ginnie Mae the ability to securitize manufactured home FHA Title I loans. These guidelines were intended to allow lenders to obtain new capital, which can then be used to fund new loans for our customers. Chattel loans have languished for several years and these changes were meant to broaden chattel financing availability for prospective homeowners. However, we are aware of only a small number of loans currently being securitized under the Ginnie Mae program.

The Secure and Fair Enforcement for Mortgage Licensing Act of 2008 (“SAFE Act”) established requirements for the licensing and registration of all individuals that are Mortgage Loan Originators (“MLOs”). MLOs must be registered or licensed by the states. Traditionally, manufactured housing retailers have assisted home buyers with securing financing for the purchase of homes. This assistance may have included assisting with loan applications and presenting terms of loans. Under the SAFE Act, these activities are prohibited unless performed by a registered or licensed MLO. Although the definition of an MLO contains exemptions for administrative and other specific functions and industries, manufactured housing retailers are no longer able to negotiate rates and terms for loans unless they are licensed as MLOs. Compliance may require manufactured housing retailers to become licensed lenders and employ MLOs, or alter business practices related to assisting home buyers in securing financing. This may result in increased costs for retailers who elect to employ MLOs, penalties assessed against or litigation costs incurred by retailers found to be in violation, reduced home sales from home buyers’ inability to secure financing without retailer assistance, or increased costs to home buyers or reduced transaction profitability for retailers as a result of the additional cost of mandatory MLO involvement.

If passed by Congress and signed into law, the proposed Preserving Access to Manufactured Housing Act (Senate Bill 682 and House of Representatives Bill 650) would amend some Dodd-Frank Act provisions that affect manufactured housing financing. The bill would revise the triggers by which small-sized manufactured home loans are considered “High-Cost” under HOEPA and clarify the MLO licensing requirements for manufactured home retailers and their employees.

In 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (“Health Reform Law”), was passed into law. As enacted, the Health Reform Law reforms, among other things, certain aspects of health insurance. The Health Reform Law could increase our healthcare costs, adversely impacting the Company’s earnings.

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

Employees

As of January 2, 2016, we had approximately 200 employees, all of whom are full-time. None of our employees are represented by a labor union and we consider our relationships with our employees to be good.

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

We believe that the general physical condition of our manufacturing facility and executive offices is adequate to satisfy our current production needs. Accordingly, there are no present plans to improve or develop any of the unimproved or undeveloped portions of the Guin Property.

Except for ownership of the manufacturing facility we occupy or intend to occupy, we do not invest in real estate or real estate mortgages. It is not our policy to acquire properties for capital gain or rental income. In our opinion, we have sufficient property insurance for our property.

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

	High	Low
2014 Quarter Ended
March 29, 2014	$.75	$.65
June 28, 2014	$1.00	$.60
September 27, 2014	$.95	$.60
December 27, 2014	$.85	$.65

2015 Quarter Ended
March 28, 2015	$.70	$.30
June 27, 2015	$.65	$.31
September 26, 2015	$.85	$.35
January 2, 2016	$.85	$.69

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

Holders Of Common Stock

On March 15, 2016, there were 273 registered holders or persons otherwise entitled to hold our common shares pursuant to a shareholders’ list provided by our transfer agent, Computershare Investor Services, N.A. The number of registered shareholders excludes any estimate by us of the number of beneficial owners of common shares held in street name.

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

The Company did not issue any stock options or warrants pursuant to an equity compensation plan during 2015 or 2014. There were no outstanding stock options as of January 2, 2016 and December 27, 2014.

Recent Sales of Unregistered Securities

Except as reported in previous filings, we did not sell any securities in transactions which were not registered under the Securities Act in the fiscal year ended January 2, 2016.

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

Overview

The Company, through its wholly owned subsidiaries DVH and DVHRS, design and manufacture factory built homes which are marketed in 14 states through a network of independent dealers, builders, developers and government agencies located primarily in the southeastern and south central regions of the United States. Our financial subsidiary, DVFC, provides dealer inventory-secured financing for our factory built homes to qualified retail dealers and developers.

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

Our business segments consist of factory-built housing and financial services. Our financial services business provides qualified independent retail dealers and developers inventory-secured financing for homes the Company produces. Otherwise, the Company does not maintain separate operating segments for regions and does not separately report financial information by geographic sales area because they are similar products using similar production techniques and sold to the same class of customer. See Note 15 - Segment Information of the notes to Consolidated Financial Statements for information on our net sales, income from operations, and identifiable assets by segment for the periods ended January 2, 2016 and December 27, 2014.

Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment by our management. Information for the year ended January 2, 2016 and year ended December 27, 2014 is that of the Company on a consolidated basis with DVH, DVFC and DVHRS.

Revenues. The Company had gross revenues of $35,663,343 in fiscal year 2015, as compared to $30,247,725 in fiscal year 2014. Accordingly, revenues increased $5,415,618 or an increase of 17.9% compared to the prior year. The increase in revenue for 2015, is primarily attributable to increased home sales. The improved home sales volume resulted from strengthening market conditions and an increase in participating independent dealers marketing our homes. Although we remain cautiously optimistic, several challenges such as sluggish wage growth, low consumer confidence levels, and the restrictive mortgage lending environment continue to hinder a full recovery in the housing market.

Gross Profit. Gross profit was $7,978,316 or 22.4% of total revenue for 2014, compared to $5,752,470 or 19.2% of total revenue for 2014. The increase in gross profit for the fiscal year 2015 is attributable to higher revenues, increased production efficiencies gained through greater utilization capacity and lower service and warranty costs. The Company includes the following types of expenses in cost of sales: purchase and receiving costs, freight in, direct labor, supply costs, warehousing, direct and indirect overhead costs, inspection, transfer, actual and accrued warranty, depreciation, and amortization costs.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses for the fiscal year ending January 2, 2016 were $5,969,731, compared to $4,692,077 for the fiscal year 2014. Selling, general and administrative cost increased $1,277,654 for the fiscal year ending January 2, 2016, in comparison to the corresponding period for 2014. The increase in our selling, general and administration expenses is primarily due to increased selling and administrative cost associated with the increase in revenues and a charitable contribution of $800,000, related to to the Bargain Sale Exchange of the Company’s idled manufacturing plant. These increased costs were offset in-part by a decrease in general corporate expenses. The Company includes the following types of expenses in selling, general and administrative expense: sales salaries, sales commissions, bad debt expense, advertising, administrative overhead, administrative salaries and bonuses and legal and professional fees.

Operating Income. Operating income is derived by deducting cost of revenue, depreciation and amortization and selling, general and administration expenses from total revenue. Operating income for 2015 was $2,008,585 compared to $1,060,393 in 2014. Accordingly, operating income increased $948,192 compared to the prior year. The increase was due to an increase in revenues and gross profit previously discussed.

Other Income (Expenses). Other income (expense) for the fiscal year ending January 2, 2016 was $626,125, compared to $(34,976) for the fiscal year 2014. The increase in other income is primarily the result of a gain of $653,261 related to the sale of our idled manufacturing plant. See Note 5 – Property, Plant and Equipment of the notes to Consolidated Financial Statements for additional disclosure data.

Income Tax Expense. An income expense of $674,576 was recognized for the year ended January 2, 2016, compared to an income tax expense of $374,278 for the year ended December 27, 2014. See Note 10 – Income Taxes of the notes to Consolidated Financial Statements for additional disclosure data.

Net Income. The net income for 2015 was $1,960,134 or .13 per diluted share, compared to net income of $651,139, or .04 per diluted share, in 2014.

Liquidity and Capital Resources

Management believes that the Company currently has sufficient cash flow from operations, available bank borrowings, cash, and cash equivalents to meet its short-term working capital requirements. The Company had $2,889,546 in cash and cash equivalents as of January 2, 2016, compared to $4,116,101 in cash and cash equivalents as of December 27, 2014. The decrease in cash and cash equivalents is primarily attributable to an increase in investments and an increase in our inventory finance receivable. Should our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner which will increase or accelerate our anticipated costs or capital demand, such as through the acquisition of new products, our working capital could be depleted at an accelerated rate.

For the fiscal year ended January 2, 2016, our operating activities provided net cash of $2,148,085, as compared to our operating activities provided net cash of $4,473,346 for fiscal year ended December 27, 2014. Our significant change in cash flow is primarily attributable to an increase in our participation in inventory finance receivables, which was offset in part by an increase in income tax payable, accrued estimated warranties and accrued expenses.

For the fiscal year ended January 2, 2016, operating activities provided net cash of $2,148,085 primarily as a result of the following:

(a)	We had net income of $1,960,134

Changes in our operating assets and liabilities are as follows:

(b)	an increase in income tax payable, accrued warranties and accrued expenses of $939,026 (a source of cash, which were offset in-part by,

(c)	an increase in inventory finance receivable of $814,232 (a use of cash).

For the fiscal year ended December 27, 2014, operating activities provided net cash of $4,473,376 primarily as a result of the following:

(a)	We had net income of $651,139

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

The net cash used in investing activities for the fiscal year ended January 2, 2015 was $2,888,573, as compared to $334,196 for the fiscal year ended December 27, 2014. The net cash used in investing activities reflects normal equipment purchases of $253,773 and purchases of investments of $3,000,000, which were offset in-part by sale of our idled manufacturing plant. See description of investment at Item 13. Certain Relationships and Related Transactions.

The net cash used in financing activities for the fiscal year ended January 2, 2016 was $486,067, primarily attributable to principal payments of long-term debt. The net cash used in financing activities for the fiscal year ended December 27, 2014 was $3,130,262, primarily attributable to scheduled principal payments of long-term debt of $125,600 and net repayments of revolving credit loans of $3,056,799.

The Company is contingently liable under the terms of the repurchase agreements with financial institutions providing inventory financing for retailers of our products. For more information on the repurchase agreements, including the Company’s contingent liability there under, please see “Reserve for Repurchase Commitments” below.

DVH, during its normal course of business, is required to issue irrevocable standby letters of credit to cover obligations under its workers compensation insurance policy in the amount of $65,000. As of January 2, 2016, no amounts had been drawn on the above irrevocable letters of credit by the beneficiaries.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments which affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. For a description of those estimates, see Note 2, Summary of Significant Accounting Policies, contained in the explanatory notes to the Company’s financial statements for the year ended January 2, 2016, contained in this filing. On an ongoing basis, we evaluate our estimates, including those related to reserves, deferred tax assets, valuation allowances, impairment of long-lived assets, fair value of equity instruments issued to consultants for services, and estimates of costs to complete contracts. We base our estimates on historical experience and on various other assumptions which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities which are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. However, we believe that our estimates, including those for the above-described items, are reasonable.

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

Warranties

We provide our retail buyers with a one-year limited warranty covering defects in material or workmanship, including plumbing and electrical systems. We record a liability for estimated future warranty costs relating to homes sold, based upon our assessment of historical experience and industry trends. In making this estimate, we evaluate historical sales amounts, warranty costs related to homes sold and timing in which any work orders are completed. The Company has accrued a warranty liability reserve of $1,460,000 on its balance sheet as of January 2, 2016 compared with a warranty liability reserve of $1,245,000 on its balance sheet as of December 27, 2014. Based on management’s assessment of historical experience and current trends in wholesale shipments and dealer inventories we increased our warranty provision by $215,000 for the fiscal year ended January 2, 2016. Although we maintain reserves for such claims, there can be no assurance that warranty expense levels will remain at current levels or that the reserves that we have set aside will continue to be adequate. A large number of warranty claims which exceed our current warranty expense levels could have a material adverse affect upon our results of operations.

Volume Incentives Payable

We have relied upon volume incentive payments to our independent dealers who retail our products. These volume incentive payments are accounted for as a reduction to gross sales, and are estimated and accrued when sales of our factory-built homes are made to our independent dealers. Volume incentive reserves are recorded based upon the annualized purchases of our independent dealers who purchase a qualifying amount of home products from us. We accrue a liability to our dealers, based upon estimates derived from historical payout rates. Volume incentive costs represent a significant expense to us, and any significant changes in actual payouts could have an adverse affect on our financial performance. We had a reserve for volume incentives payable of $340,585 as of January 2, 2016, as compared to $347,421 as of December 27, 2014.

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

The maximum amount for which the Company is contingently liable under such agreements amounted to approximately $8,525,000 at January 2, 2016, as compared to $5,970,000 at December 27, 2014. As of January 2, 2016 and December 27, 2014, we had reserves of $255,715 and $179,065, respectively, established for future repurchase commitments, based upon our prior experience and evaluation of our independent dealers’ financial conditions. Because Deer Valley to date has not experienced any significant losses under these agreements, management does not expect any future losses to have a material effect on our accompanying financial statements.

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

Deer Valley Corporation & Subsidiaries

Consolidated Financial Statements

For the Years Ended January 2, 2016 and December 27, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Deer Valley Corporation & Subsidiaries

Guin, Alabama

We have audited the accompanying consolidated balance sheets of Deer Valley Corporation & Subsidiaries (the “Company”) as of January 2, 2016 and December 27, 2014, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Deer Valley Corporation & Subsidiaries at January 2, 2016 and December 27, 2014, and the results of their operations and their cash flows for the years then ended in conformity with U. S. generally accepted accounting principles.

Thomas Howell Ferguson P.A.

Tallahassee, Florida

April 1, 2016

Deer Valley Corporation & Subsidiaries

Consolidated Balance Sheets

	January 2, 2016	December 27, 2014
ASSETS

Current Assets:
Cash	$2,889,546	$4,116,101
Investments	3,000,000	—
Accounts receivable, net	1,590,187	1,577,111
Inventory	1,320,224	1,233,480
Deferred tax asset	911,262	578,928
Inventory finance notes receivable	1,763,313	2,081,511
Prepaid expenses and other current assets	76,174	67,532

Total Current Assets	11,550,706	9,654,663

Fixed Assets:
Property, plant and equipment, net	1,835,831	2,307,495

Other Assets:
Inventory finance notes receivable, net	2,510,014	1,443,294
Deferred tax asset	1,294,196	1,439,538
Other assets	11,290	14,386

Total Other Assets:	3,815,500	2,897,218

Total Assets	$17,202,037	$14,859,376

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Current maturities on long term debt	$330,333	$125,600
Accounts payable	257,344	327,775
Accrued expenses	2,104,776	1,790,432
Accrued warranties	1,460,000	1,245,000
Income tax payable	575,558	165,877

Total Current Liabilities	4,728,011	3,654,684

Long Term Liabilities:
Long-term debt, net of current maturities	—	690,800

Total Long Term Liabilities	—	690,800

Total Liabilities	4,728,011	4,345,484

Stockholders’ Equity:

Common stock, $0.001 par value, 100,000,000 shares authorized, 17,912,184 and 17,912,184 shares issued and 15,514,344 and 15,514,344 outstanding, respectively.	17,914	17,914

Additional paid-in capital	33,336,067	33,336,067

Treasury Stock, at cost; 2,397,840 and 2,397,840 shares, respectively	(1,305,378)	(1,305,378)

Accumulated deficit	(19,574,577)	(21,534,711)

Total Stockholders’ Equity	12,474,026	10,513,892

Total Liabilities and Stockholders’ Equity	$17,202,037	$14,859,376

See notes to consolidated financial statements

Deer Valley Corporation & Subsidiaries

Consolidated Statements of Operations

	For the years ended
	January 2, 2016	December 27, 2014

REVENUE	$35,663,343	$30,247,725

COST OF REVENUE	27,685,027	24,495,255

GROSS PROFIT	7,978,316	5,752,470

OPERATING EXPENSES:
Selling, general and administrative	5,969,731	4,692,077

TOTAL OPERATING EXPENSES	5,969,731	4,692,077

OPERATING INCOME	2,008,585	1,060,393

OTHER INCOME (EXPENSES)
Interest income	17	461
Other income (expense)	657,962	2,200
Interest expense	(31,854)	(37,637)

TOTAL OTHER INCOME/(EXPENSES)	626,125	(34,976)

INCOME BEFORE INCOME TAXES	2,634,710	1,025,417

INCOME TAX (EXPENSE)	(674,576)	(374,278)

NET INCOME	$1,960,134	$651,139

Net Income Per Share (Basic)	$0.13	$0.04
Net Income Per Share (Fully Diluted)	$0.13	$0.04

Weighted Average Common Shares Outstanding	15,514,344	15,436,518
Weighted Average Common and Common Equivalent Shares Outstanding	15,514,344	15,436,518

See notes to consolidated financial statements

Deer Valley Corporation & Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended January 2, 2016 and December 27, 2014

	Common		Additional Paid in Capital
	Shares	Amount

Balance - December 28, 2013	17,786,184	$17,788	$33,254,293

Treasury Stock purchase at cost	—	—	—
Issuance of Common Stock	126,000	126	81,774
Net Income	—	—	—

Balance - December 27, 2014	17,912,184	$17,914	$33,336,067

Treasury Stock purchase at cost	—	—	—
Issuance of Common Stock	—	—	—
Net Income	—	—	—

Balance - January 2, 2016	17,912,184	$17,914	$33,336,067

See notes to consolidated financial statements

Deer Valley Corporation & Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (continued)

For the Years Ended January 2, 2016 and December 27, 2014

	Treasury		Accumulated Deficit
	Shares	Amount		Total

Balance - December 28, 2013	(2,351,737)	$(1,275,616)	$(22,185,850)	$9,810,615

Treasury Stock purchase at cost	(46,103)	(29,762)	—	(29,762)
Issuance of Common Stock				81,900
Net Income	—	—	651,139	651,139

Balance - December 27, 2014	(2,397,840)	$(1,305,378)	$(21,534,711)	$10,513,892

Treasury Stock purchase at cost	—	—	—	—
Issuance of Common Stock	—	—	—	—
Net Income	—	—	1,960,134	1,960,134

Balance - January 2, 2016	(2,397,840)	$(1,305,378)	$(19,574,577)	$12,474,026

See notes to consolidated financial statements

Deer Valley Corporation & Subsidiaries

Consolidated Statements of Cash Flows

	For The Twelve Month Period Ended
	January 2,	December 27,
	2016	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,960,134	$651,139
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	218,198	172,607
Charitable Contribution of property, plant and equipment	800,000	—
Gain on sale of equipment	(657,962)	(2,200)
Provision for credit losses	65,710	(110,320)
Changes in assets and liabilities:
(Increase)/decrease in accounts receivables	(13,076)	(40,084)
(Increase)/decrease in inventories	(86,744)	77,138
(Increase)/decrease in deferred tax asset	(186,992)	170,406
(Increase)/decrease in inventory finance receivable	(814,232)	2,480,743
(Increase)/decrease in construction loan receivable	—	693,257
(Increase)/decrease in prepayments and other	(5,546)	55,634
Increase/(decrease) in accounts payable	(70,431)	(37,111)
Increase/(decrease) in income tax payable	409,682	25,715
Increase/(decrease) in accrued warranties	215,000	60,000
Increase/(decrease) in accrued expenses	314,344	276,422

CASH FLOW PROVIDED BY OPERATING ACTIVITIES	$2,148,085	$4,473,346

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(253,773)	(336,396)
Proceeds from sale of property, plant and equipment	365,200	2,200
Purchases of investments	(3,000,000)	—

CASH FLOW (USED) IN INVESTING ACTIVITIES	$(2,888,573)	$(334,196)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(486,067)	(125,600)
Proceeds from revolving credit loans	—	5,000,000
Repayments of revolving credit loans	—	(8,056,799)
Purchases of treasury stock	—	(29,763)
Issuance of common stock	—	81,900

CASH FLOW (USED) IN FINANCING ACTIVITIES	$(486,067)	$(3,130,262)

NET (DECREASE)/INCREASE IN CASH	$(1,226,555)	$1,008,888
CASH, Beginning	$4,116,101	$3,107,213

CASH, Ending	$2,889,546	$4,116,101

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$39,547	$86,022

Taxes	$453,490	$178,158

See notes to consolidated financial statements

Deer Valley Corporation & Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended January 2, 2016 and December 27, 2014

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Operations - Deer Valley Corporation (“The Company”), through its wholly-owned subsidiaries, Deer Valley Homebuilders, Inc. (“DVH”), an Alabama corporation, Deer Valley Financial Corp (“DVFC”) a Florida corporation and Deer Valley Home Repair Services, Inc. (“DVHRS”), a Florida corporation designs, manufactures and provides dealer inventory-secured financing for the Company’s homes. The Company manufactures its factory-built homes at its principal manufacturing plant located in Guin, Alabama. The Company’s homes are marketed in 14 states through a network of independent dealers, builders, developers and government agencies located primarily in the southeastern and south central regions of the United States. Inventory-secured loan financing is offered to qualified retail dealers and developers, through DVFC, a wholly owned subsidiary. The Company relies upon a team of regional sales directors and independent dealers to market the factory-built homes in retail locations.

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

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

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

Investments – Based on the nature of the asset, the Company’s short-term investments are classified as investment held-to-maturity and carried at amortized cost. The Company has the positive intent and ability to hold the investment to maturity.

Accounts Receivable - Accounts receivable represent balances due from dealers. Credit risk associated with balances due from dealers is evaluated by management relative to financial condition and past payment experience. As a result of management’s reviews reserves for uncollectible amounts have been recorded in the accompanying financial statements. We have established reserves for uncollectible accounts of $18,500 and $18,500 at January 2, 2016 and December 27, 2014, respectively.

Inventories - Inventories are stated at the lower of cost (first-in, first-out method) or market. Work-in-process and finished goods inventories include an allocation for labor and overhead costs.

Inventory Finance Notes Receivable - The Company offers inventory-secured financing for its products to qualified retail dealers and developers. Finance contracts require periodic installments of principal and interest over periods of up to 24 months. These notes are secured by the inventory collateral and other security depending on borrower circumstances. The Company periodically evaluates the collectibility of our notes receivable and considers the need to establish an allowance for doubtful accounts based upon our historical collection experience. We have established an allowance for loan losses of $157,350 and $91,640 at January 2, 2016 and December 27, 2014, respectively. See Note 4 for further discussion regarding the Company’s inventory finance notes receivable.

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

Impairment of Long-Lived Assets - Property and intangible assets are material to our consolidated financial statements. Further, these assets are subject to the potential negative effects arising from factors beyond the Company’s control including changing economic conditions. The Company evaluates its tangible and definite-lived intangible assets for impairment annually during our fourth quarter or more frequently in the presence of circumstances or trends that may be indicators of impairment. The evaluation is a two step process. The first step is to compare our undiscounted cash flows, as projected over the remaining useful lives of the assets, to their respective carrying values. In the event that the carrying values are not recovered by future undiscounted cash flows, as a second step, the Company compares the carrying values to the related fair values and, if fair value is lower, records an impairment adjustment. For purposes of fair value, the Company generally uses replacement costs for tangible fixed assets and discounted cash flows, using risk-adjusted discount rates, for intangible assets. These estimates are made by competent employees, using the best available information, under the direct supervision of our management. For tangible property, plant and equipment, there have been no changes in assumptions or methodologies for the year ended January 2, 2016 as compared to December 27, 2014. The Company did not have definite-lived intangible assets at January 2, 2016 and December 27, 2014.

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

The Company has adopted the provision of the Accounting Standards Codification relating to uncertainty in income taxes. This guidance requires entities to assess their uncertain tax positions for the likelihood that they would be overturned upon Internal Revenue Service examinations or upon examination by state taxing authorities. The Company has determined that it does not have any uncertain tax positions at January 2, 2016 that it would be unable to substantiate.

Dealer Incentive Programs - The Company provides rebates to dealers based upon a predetermined formula applied to the volume of homes sold to the dealer during the year. These rebates are recorded at the time the dealer sales are consummated and are recorded as a reduction of revenue.

Advertising Costs - Advertising costs are charged to operations when incurred and are included in operating expenses. Advertising costs for the years ending January 2, 2016 and December 27, 2014 were $80,784 and $64,025, respectively.

Concentration of Sales to Certain Customers - During 2015, the Company did not have sales to any one customer of greater than 10%. During 2014, the Company had sales to one customer of approximately 10%. These sales were made through the Company’s network of independent distributors.

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

Earning Per Share - The Company uses the guidance set forth under FASB topic ASC 260, “Earnings Per Share” for calculating the basic and diluted income per share. Basic income per share is computed by dividing income attributable to common shareholders by the weighted average number of common shares outstanding. Diluted income per share is computed similarly to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive.

	For the years ended
	January 2, 2016	December 27, 2014

Income attributable to common shareholders	$1,960,134	$651,139

Weighted average shares outstanding:
Basic	15,514,344	15,436,518

Diluted	15,514,344	15,436,518

Income per share:
Basic	$0.13	$0.04

Diluted	$0.13	$0.04

The Company has no dilutive common stock equivalent shares at January 2, 2016 and December 27, 2014.

NOTE 3 - INVENTORY

Inventory consisted of the following components:

	January 2, 2016	December 27, 2014

Raw Materials	$882,357	$883,363
Work-in-Process	300,212	305,689
Finished Goods	137,655	44,428

Total Inventory	$1,320,224	$1,233,480

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

Inventory finance notes receivable, net, consisted of the following:

	January 2, 2016	December 27, 2014

Inventory finance notes receivable	$4,430,677	$3,616,445
Allowance for loan loss	(157,350)	(91,640)

	4,273,327	3,524,805
Current portion of inventory finance notes receivable	(1,763,313)	(2,081,511)

Inventory finance notes receivable, net	$2,510,014	$1,443,294

With respect to our inventory finance notes receivable, 80% of the risk of loss is spread over seven borrowers as of January 2, 2016, compared to 80% of the risk of loss spread four borrowers as of December 27, 2014. In addition to historical experience, borrower inventory levels and activity are monitored in conjunction with a third-party provider to estimate the potential for loss. The Company anticipates it will be able to resell any repossessed homes, thereby mitigating loss experience. If a default occurs and collateral is lost, the Company is exposed to the loss of the full value of the note receivable. The Company recorded a provision/(benefit) for credit losses of $65,710 and $(110,320) for years ending January 2, 2016 and December 27, 2014, respectively. The following table represents changes in the estimated allowance for loan losses:

	January 2, 2016	December 27, 2014

Balance at beginning of period	$91,640	$201,960
Provision/(Benefit) for credit losses	65,710	(110,320)

Balance at end of period	$157,350	$91,640

NOTE 5 - PROPERTY, PLANT, AND EQUIPMENT

Property, Plant and Equipment consisted of the following:

Category	January 2, 2016	December 27, 2014

Land and improvements	$335,744	$423,244
Buildings	1,684,096	2,251,264
Machinery and equipment	1,314,336	1,291,703
Furniture and fixtures	203,262	192,166

	3,537,438	4,158,377
Accumulated depreciation	(1,701,607)	(1,850,882)

Total Property, Plant, and Equipment	$1,835,831	$2,307,495

Depreciation expense totaled $218,198 and $172,607 for the years ended January 2, 2016 and December 27, 2014, respectively.

On December 22, 2015, Deer Valley sold, in a Bargain Sale Exchange, its idle manufacturing plant located in Sulligent, Alabama, and the surrounding thirteen (13) acres (the “Sulligent Property”). Deer Valley sold the Sulligent Property to The Industrial Development Board of the Town of Sulligent Inc., a political subdivision of the State of Alabama and an IRS 561 approved organization (the “Buyer”), for a combined purchase price of One Million One Hundred Fifty Thousand and No/100 Dollars ($1,150,000), comprised of (i) a cash payment by Buyer to Deer Valley of Three Hundred Fifty Thousand and No/100 Dollars ($350,000), and (ii) a charitable contribution made by Deer Valley to Buyer of Eight Hundred Thousand and No/100 Dollars ($800,000). The

charitable contribution equaled the difference between the appraised value of the Sulligent Property, as determined by an independent appraiser, and the cash portion of the purchase price paid to Deer Valley by Buyer. The Internal Revenue Code (IRC) 170 Exchange, also known as Bargain Sale, is a transaction which allows a property owner donate its property and receive a “charitable contribution” income tax deduction.

NOTE 6 - ACCRUED EXPENSES

Accrued expenses consisted of the following:

Category	January 2, 2016	December 27, 2014

Accrued dealer incentive program	$340,585	$347,421
Accrued third party billings	674,317	572,844
Accrued compensation	513,808	410,143
Accrued insurance	84,883	86,644
Accrued interest	5,329	3,930
Accrued repurchase commitment	255,715	179,065
Other	230,139	190,385

Total Accrued Expenses	$2,104,776	$1,790,432

NOTE 7 - PRODUCT WARRANTIES

The Company provides the retail home buyer a one-year limited warranty covering defects in material or workmanship in home structure, plumbing and electrical systems. The Company’s estimated warranty costs are accrued at the time of the sale to the dealer following industry standards and historical warranty cost incurred. Periodic adjustments to the estimated warranty accrual are made as events occur which indicate changes are necessary. As of January 2, 2016 and December 27, 2014, the Company has provided a liability of $1,460,000 and $1,245,000, respectively, for estimated warranty costs relating to homes sold, based upon management’s assessment of historical experience factors and current industry trends.

Management reviews its warranty requirements at the close of each reporting period and adjusts the reserves accordingly. The following tabular presentation reflects activity in warranty reserves during the periods presented:

	For the years ended
	January 2, 2016	December 27, 2014
Balance at beginning of period	$1,245,000	$1,185,000
Warranty charges	1,478,920	1,715,182
Warranty payments	(1,263,920)	(1,655,182)

Balance at end of period	$1,460,000	$1,245,000

NOTE 8 - REVOLVING CREDIT LOANS

On August 17, 2015, Deer Valley renewed its existing revolving line of credit with Fifth Third Bank and reduced the maximum revolving principal limit from Five Million Dollars to Two Million Five Hundred Thousand Dollars. The revolving line of credit provides for display model financing for dealers of the products produced by DVH (the “Display Model LOC”) The Display Model LOC has a two year term and has a variable interest rate at 4.00% above LIBOR or 4.4275% and 4.154% at January 2, 2016 and December 27, 2014, respectively. As of January 2, 2016 and December 27, 2014, the Company had no outstanding balance under the revolving credit loan.

On August 17, 2015, Deer Valley renewed its Revolving Credit Loan and Security Agreement with Fifth Third Bank, which provides for a maximum revolving principal limit of Three Million Dollars. The revolving line of credit provides for short-term working capital financing, letters of credit and as a bridge loan on financing the sale of retail units by DVH (the “Working Capital LOC”). The Working Capital LOC has a two year term and has a variable interest rate at 2.50% above LIBOR or 2.9275% and 2.654% at January 2, 2016 and December 27, 2014, respectively. As of January 2, 2016 and December 27, 2014, the Company had no outstanding balance under the revolving credit loan.

The revolving credit loans contain covenants including, but not limited to, covenants to maintain a minimum debt service coverage ratio, maintain a minimum debt to tangible net worth ratio and requiring minimum liquidity. The Company was in compliance with these covenants as of January 2, 2016 and December 27, 2014. The Company granted the Lender a security interest in all of its business assets.

The amount available under the revolving credit loans is equal to the lesser of $5,500,000 or an amount based on defined percentages of accounts receivable and inventories reduced by any outstanding letters of credit. At January 2, 2016, $3,473,551 was available under the revolving credit loans after deducting letters of credit of $65,000.

In addition to the revolving line of credit described in the preceding paragraph, DVH, during its normal course of business, is required to issue irrevocable standby letters of credit in the favor of independent third party beneficiaries to cover obligations under insurance policies. As of January 2, 2016, no amounts had been drawn on the above irrevocable letters of credit by the beneficiaries.

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

Long-term debt of the Company was as follows:

	January 2, 2016	December 27, 2014

Note payable to Fifth Third Bank, payable in monthly installments of $10,467 plus interest at Libor plus 4.0%, maturing on June 1, 2016, secured by all assets of the Company.	$330,333	$816,400
Less: Current portion of long-term debt	(330,333)	(125,600)

Total long-term debt, net of current portion	$—	$690,800

At January 2, 2016, principal repayment requirements on long-term debt were as follows:

For year ended December 31,	Amount

2016	$330,333

Total repayments on long-term debt	$330,333

NOTE 10 – INCOME TAXES

The Company’s 2015 consolidated effective tax rate was 25.6% as compared to 36.5% in 2014.

The Company and its subsidiaries file income tax returns for U.S. Federal and Alabama purposes. The Company is not currently under a tax examination, but the statute of limitations has not yet expired on certain returns. The Company generally remains subject to examination of its U.S. federal income tax returns for 2012 and subsequent years as the IRS has a three year window to assess/collect taxes. In addition, the Company remains subject to examination of its Alabama income tax returns for 2012 and subsequent years. However, if required income taxes are understated by more than 25%, the statute of limitations is extended to 6 years, potentially opening the years of 2009 through 2011 as well.

The income tax provision consists of the following:

Income Taxes:

The components of the provision for income taxes are as follows:

	2015	2014

Current income taxes	$861,569	$203,874
Deferred income taxes	(186,993)	170,404

Provision for income taxes	$674,576	$374,278

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

	2015		2014
	Amount	Impact on Rate	Amount	Impact on Rate
Income tax at federal rate	$895,801	34.00%	$348,642	34.00%
State tax, net of Federal effect	111,343	4.23%	43,334	4.23%
Permanent Differences:

Meals & Entertainment	23,666	0.90%	21,722	2.12%
Officers Life Insurance	1,226	0.05%	1,337	0.13%
Gain on Bargain Sale of Asset	(173,048)	-6.58%	—	0.00%
Domestic Production Activities Deduction	(92,822)	-3.52%	(22,017)	-2.15%

Total Permanent Differences	(240,978)	-9.15%	1,042	0.10%

Total Tax Credits	(83,131)	-3.16%	(27,214)	-2.65%
Prior Period over/under accrual	(8,459)	-0.32%	8,475	0.82%
Rounding	—	0.00%	(1)	0.00%

Total Provision	$674,576	25.60%	$374,278	36.50%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income taxes are as follows:

	2015	2014

Current Deferred Tax Assets:
Warranty Reserve	$558,099	$475,914
Repurchase Reserve	97,750	68,449
Allowance for Loan Losses	60,149	35,030
Allowance for Doubtful Accounts	7,072	7,072
Inventory Reserve	13,528	9,552
Charitable Contribution C/F	194,025	—

Total Current Deferred Tax Asset	930,623	596,017

Non-Current Deferred Tax Assets:
Goodwill Impairment	1,451,626	1,509,238

Total Non-Current Deferred Tax Assets	1,451,626	1,509,238

Current Deferred Tax Liabilities:
Prepaid insurance	(19,361)	(17,089)

Total Current Deferred Tax Liabilities	(19,361)	(17,089)

Non-Current Deferred Tax Liability:
Accelerated Depreciation	(165,898)	(78,168)
Sale of Assets	8,468	8,468

Total Non-Current Deferred Tax Liability	(157,430)	(69,700)

Total Deferred Tax Assets (Net)	$2,205,458	$2,018,466

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Litigation - The Company in the normal course of business is subject to claims and litigation. Management of the Company is of the opinion that, based on information available, such legal matters will not ultimately have a material adverse effect on the financial position or results of operation of the Company.

Accrued Repurchase Commitments – DVH is contingently liable under the terms of repurchase agreements with financial institutions providing inventory financing for retailers of DVH’s products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The risk of loss under these agreements is spread over numerous retailers. The price DVH is obligated to pay generally declines over the period of the agreement (typically 18 to 24 months) and the risk of loss is further reduced by the sale value of repurchased homes. The maximum amount for which the Company is contingently liable under repurchase agreements is approximately $8,525,000 and $5,970,000 at January 2, 2016 and December 27, 2014, respectively. As of January 2, 2016 and December 27, 2014 the Company accrued $255,715 and $179,065, respectively, for future repurchase losses (included in accrued expenses) based on prior experience and an evaluation of dealers’ financial conditions. DVH to date has not experienced significant losses under these agreements, and management does not expect any future losses to have a material effect on the accompanying financial statements.

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

Treasury Stock – Pursuant to a Common Stock Repurchase Program approved by our Board of Directors, a total of 46,103 shares were purchased during the year ended December 27, 2014 at a cost of $29,762 and recorded as treasury stock. During the year ended January 2, 2016 there were no treasury stock purchases under the common stock repurchase program.

NOTE 13 – RELATED PARTY TRANSACTIONS

On December 22, 2015, Deer Valley entered into that certain Secured Convertible Note and Security Agreement with BLU Autoworks LLC, a Delaware limited liability company (the “Borrower”), pursuant to which Deer Valley loaned Three Million and No/100 Dollars ($3,000,000) to Borrower (the “Initial Advance”). The Secured Convertible Note provides that Borrower may, as agreed to by Deer Valley, borrower up to an additional One Million and No/100 Dollars ($1,000,000) (collectively, with the Initial Advance, the “Loan’). The Loan bears interest at a rate of five percent (5.0%) per annum, matures on June 30, 2016, and is secured by the assets of the Borrower. Deer Valley may, at its option, convert the outstanding principal and interest of the Loan into membership interests in Borrower, which membership interests shall entitle Deer Valley to receive, upon liquidation of Borrower, shares of Tua Autoworks Holdings S.à.r.l. (“Tua Luxembourg”) equal to 5.74% of the outstanding capital shares of Tua Luxembourg, or, if Deer Valley elects to request an independent valuation analysis, such percentage of the shares of Tua Luxembourg as determined by an independent valuation analysis. Tua Luxembourg and Borrower are developing an automobile manufacturing business located in Italy.

Tony Bonidy and Lodovico de Visconti are members of the Board of Directors of Deer Valley, Lodovico de Visconti is the sole manager of the Borrower, and Tony Bonidy, Lodovico de Visconti and Christophe Fender (a resident of Luxembourg) are the sole members of the Board of Directors of Tua Luxembourg. Tony Bonidy and Lodovico de Visconti directly, or indirectly, control the voting capital stock of Deer Valley, Borrower, and Tua Luxembourg.

NOTE 14 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the Company’s unaudited quarterly results of operations for the periods ended January 2, 2016 and December 27, 2014.

	For the three month periods ended
	January 2, 2016	December 27, 2014
	(unaudited)	(unaudited)

REVENUE	$11,138,300	$8,657,872

COST OF REVENUE	8,451,573	6,829,838

GROSS PROFIT	2,686,727	1,828,034

OPERATING EXPENSES:
Selling, general and administrative	2,268,236	1,240,806

TOTAL OPERATING EXPENSES	2,268,236	1,240,806

OPERATING INCOME	418,491	587,228

OTHER INCOME (EXPENSES)
Interest income	4	100
Interest expense	(7,242)	(8,979)
Gain on Sale of Assets	653,261	—

TOTAL OTHER EXPENSE	646,023	(8,879)

INCOME BEFORE INCOME TAXES	1,064,514	578,349

INCOME TAX EXPENSE	(168,137)	(176,737)

NET INCOME	$896,377	$401,612

Net Income Per Share (Basic)	$0.06	$0.03
Net Income Per Share (Fully Diluted)	$0.06	$0.03

Weighted Average Common Shares Outstanding	15,514,344	15,436,518
Weighted Average Common and Common Equivalent Shares Outstanding	15,514,344	15,436,518

NOTE 15 – SEGMENT INFORMATION

Our business segments consist of factory-built housing and financial services. Our chief decision making officer considers income from operations as the basis to measure segment profitability. The following table summarizes net sales, income from operations, and identifiable assets by segment for the years ended January 2, 2016 and December 27, 2014.

	January 2, 2016	December 27, 2014

Revenues from external customers
Factory-built housing	$35,310,907	$29,852,273
Financial Services	352,436	395,452

Total Revenues	$35,663,343	$30,247,725

Income from operations
Factory-built housing	$2,158,733	$1,572,740
Financial services	134,474	106,280
General corporate expenses	(284,622)	(618,627)

Total Income from operations	$2,008,585	$1,060,393

Identifiable assets by segment
Factory-built housing	$9,636,878	$10,780,242
Financial Services	4,488,800	3,798,641
Other	3,076,359	280,493

	$17,202,037	$14,859,376

NOTE 16 – SUBSEQUENT EVENTS

Effective January 18, 2016, Mr. Joel Stephen Logan, II resigned as the Chief Operating Officer and Vice President of Deer Valley Corporation, the President of Deer Valley Homebuilders, Inc., the Vice President of Deer Valley Home Repair Services, Inc., and as Vice President of Deer Valley Financial Corp. Mr. Logan’s resignation was effective as of the end of the term of his employment agreement and was not the result of a dispute or disagreement between Deer Valley Corporation and Mr. Logan.

Effective as of February 1, 2016, Joel S. Logan resigned as a director of the Company. The resignation of Mr. Logan was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

On January 21, 2016, the Board of Directors of the Company and the holders of a majority of the Company’s Common Stock have approved amendments to the Company’s Articles of Incorporation to effect a reverse stock split of the Company’s Common Stock, at an exchange ratio of 1-for-250 shares of outstanding Common Stock (the “Reverse Split”), immediately followed by a forward stock split of the Company’s outstanding Common Stock, at an exchange ratio of 250-for-1 shares of outstanding Common Stock (the “Forward Split” and together with the Reverse Split, the “Reverse/Forward Split”). Such amendments will not change the par value per share or the number of authorized shares of Common Stock. Holders of record of less than one share as a result of the reverse stock split will be cashed out at the rate of $0.73 per pre-split share. Holders of record of at least one share as a result of the Reverse Split will not be entitled to receive any cash payment. The Reverse/Forward Split will become effective upon the filing of the proposed Articles of Amendment with the Office of the Secretary of State of the State of Florida twenty (20) calendar days following the date this Information Statement is first furnished to our stockholders.

Although the Reverse/Forward Split has been approved by the holders of the requisite majority of the shares of our Common Stock, the Board reserves the right, in its discretion, to abandon the Reverse/Forward Split before it becomes effective, if it determines that abandoning the Reverse/Forward Split is in the best interests of the Company or its stockholders.

The intended effect of the Reverse/Forward Split is to ensure that the number of record holders of our Common Stock will be below 300 so that we will be eligible to terminate the public registration of our Common Stock under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Provided that the Reverse/Forward Split has the intended effect, we will file to deregister our Common Stock with the SEC. We will in such case no longer be required to file periodic reports with the SEC, although stockholders will be entitled to access of certain Company information under Florida law. The Company expects that the deregistration of its Common Stock under the Exchange Act will eliminate the significant expense required to comply with its Exchange Act reporting obligations and the SEC’s proxy rules.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 2, 2016. Based upon such evaluation, the Chief Financial Officer, the principal financial officer and acting principal executive officer, has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. We have reviewed the results of management’s assessment with our audit committee.

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

Changes in Internal Control Over Financial Reporting

Except the following, there was no change in our internal controls over financial reporting that occurred during the period ended January 2, 2016, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting:

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

Directors and Executive Officers

As of March 1, 2016, the directors and executive officers of the Company, their ages, positions, the dates of initial election or appointment as directors or executive officers, and the expiration of their terms are as set forth in the following table.

Name of Director / Executive Officer	Age	Position(s)	Period Served
Anthony J. Bonidy	68	Class I Director of Deer Valley Corporation	April 21, 2015 to Present (term expires at next meeting of shareholders)

Lodovico de Visconti	40	Class II Director of Deer Valley Corporation	April 21, 2015 to Present (term expires at next meeting of shareholders)

Ronald W. Frank	68	Class III Director of Deer Valley Corporation	April 21, 2015 to Present (term expires at next meeting of shareholders)

John Steven Lawler	47	Chief Financial Officer, Secretary and Treasurer of DVH	September 22, 2006 to Present

		Class III Director of Deer Valley Corporation	September 22, 2006 to Present (term expires at next meeting of shareholders)

		Member of the Board of Directors of DVH	September 22, 2006 to Present (term expires at next meeting of shareholders)

		Chief Financial Officer and Executive Vice President of Deer Valley Corporation	January 27, 2009 to Present

		Secretary, Treasurer and Member of Board of Directors of DVFC	August 18, 2009 to Present

Damien J. Park	44	Class III Director of Deer Valley Corporation	October 6, 2014 to Present (term expires at next meeting of shareholders)

Charles L. Murphree, Jr.	54	Vice President and Regional Sales Director of DVH	September 22, 2006 to June 30, 2012

		Vice President and General Manager of DVH	July 1, 2012 to Present

		Class I Director of Deer Valley Corporation	September 22, 2006 to Present (term expires at next meeting of shareholders)

		Member of the Board of Directors of DVH	September 22, 2006 to Present (term expires at next meeting of shareholders)

		Member of Board of Directors of DVFC	August 18, 2009 to Present

Experience

Anthony J. Bonidy, age 68, joined LCV Capital Management, LLC in 2009. Prior to that, from 2002 to 2009, he served as President and CEO of CombineNet, Inc., a Pittsburgh-based top 100 advanced sourcing technology company. Under his management CombineNet delivered more than $6 billion in bottom-line savings for businesses worldwide including General Mills, PepsiCo, Procter & Gamble, Bayer, Sears, Johnson & Johnson, and many more across a spectrum of industries. In 2009, CombineNet was sold to a private equity investment firm. From 2000 to 2002, he co-purchased Revive, Inc., a Pittsburgh-based software conversion company. Revive was sold in 2002 to a division of Fluor, generating approximately 500% IRR to investors. From 1998 to 2000, he served as a member of the board of directors and later as CEO of InfoSage, Inc., a Pittsburgh-based leading business intelligence software company. From 1994 to 1998 he served as co-founder and President of Dlubak, OCD, a Pittsburgh-based specialty glass fabrication company focused on architectural projects like Reagan National Airport, the Getty Museum and the Baylor Medical Center, among others. From 1993 to 1994 he served as Vice President of Sales for Legent Corporation, a Washington, DC-based software development company, which was acquired by CA Associates. From 1987 to 1993, shortly after its inception, he joined the executive team at NeXT Computer, Inc., a California-based integrated computer manufacturer. Mr. Bonidy served as head of global product distribution and worked closely with NeXT’s CEO and founder, Steve Jobs, to build the Company’s Eastern Sales organization. Furthermore, he was responsible for developing the Federal Business Unit (NeXT’s most successful and profitable operation) and led NeXT into the financial investments arena through its rapid software deployment products for traders. From 1970 to 1987 he worked at IBM in various executive management positions, including Area Vice President responsible for 12% of IBM’s domestic revenues. Later, he was a Vice President of IBM’s Application Systems Division responsible for all application software worldwide. Additionally, Mr. Bonidy led the IBM mergers and acquisitions team, which acquired Metaphor Systems, which became the foundation of IBM’s Business Intelligence offering. In addition to serving as a member of the board of directors for most companies listed above, Mr. Bonidy has also served on the board of directors of Innovation Works, a Pittsburgh-based venture capital firm, as well as the Pittsburgh High Technology Council. In 2008, Mr. Bonidy was selected as a finalist for the Ernst & Young “Entrepreneur of the Year”award. Mr. Bonidy received a BS in Business from West Virginia University.

Lodovico de Visconti, age 40, is the Founder, Managing Member and Chief Investment Officer of LCV Capital Management, LLC – an alternative investment company, which focuses on managing multiple shareholder activist hedge funds. Prior to founding LCV Capital Management, from January 2006 to May 2009, he served as General Partner and Chief Investment Officer of RF Partners, L.P. – a New York-based shareholder activist hedge fund. Lodovico’s activist experience includes multiple activist campaigns across a spectrum of industries, including ModusLink Global Solutions, Inc., Quidel Corporation, OM Group, Inc., Horsehead Holding Corp., TOP Ships, Inc., James River Coal Company, JAKKS Pacific, Inc., AR Corp. and Maxim Crane WorksHoldings. From March 2007 to April 2008 he served as non-executive Managing Director of Signal Capital Management, LLC - a New York-based multi-strategy alternative investment company, with strong focus on long/short, quantitative and SPAC investment strategies. From January 2005 to January 2006 he was a Director at Schneider Downs & Co. – a Pittsburgh-based financial advisory company. From March 2004 to December 2008 he served as a senior advisor at the Gerson Lehrman Group - an international executive consulting firm, where he specialized in providing advisory services to hedge funds concerning shareholder activist-related matters. Major clients included the Goldman Sachs Special Opportunities Fund, L.P. and Pirate Capital, LLC. From February 2004 to July 2006 he served as non-executive Director at NADTCO – a Swiss-based international commodities trading firm. From February 2000 to October 2004 he served as Vice President, Mergers and Acquisitions at Antares International Partners, Inc. – a San Francisco and Paris-based international investment bank. From June 1997 to February 2000 he served as Associate, Mergers and Acquisitions at N.M. Rothschild and Goldman Sachs Group – London- and New York-based international investment banks, respectively. Lodovico’s experience encompasses circa $10 billion of middle-market transactions involving leading financial sponsors, such as KKR, Blackstone Group, Carlyle Group, Apax Partners, Metalmark Capital and BC Partners. Lodovico received a BS in Finance, International Business and Economics from Georgetown University’s McDonough School of Business and has completed extensive coursework at Boalt Hall School of Law at the University of California at Berkeley.

Ronald W. Frank, age 68, has served as the General Counsel for LCV Capital Management, LLC since 2009. He is also a Partner at Reed Smith, LLP – a major international law firm, in its Corporate & Securities Group. Mr. Frank has over 30 years of experience in all aspects of mergers and acquisitions. He has represented clients in connection with stock and asset transactions, and has represented both private and publicly-traded corporations with respect to such transactions. Additionally, he has extensive experience in structuring contingent pay-out arrangements, earn-outs, and other forms of non-standard transaction structures, employment and consulting agreements and complex dispute resolution provisions. Mr. Frank has advised clients in connection with public securities transactions, including initial public offerings, acquisitions of publicly-held corporations, tender offers, and “going private” transactions. He has also represented clients in securities transactions exempt from Federal and State registration, including employee stock purchase plans, tax-oriented investments, ESOP transactions, acquisitions and capital formation transactions. Mr. Frank has also served as Founder and Managing Director of Morgan Franklin & Co. and B. I. Europa, GmbH - Pittsburgh- and Frankfurt-based investment banking and consulting firms, respectively. Mr. Frank is a graduate of Carnegie Mellon University with a degree in Chemical Engineering and serves on the Executive Committee of the Andrew Carnegie Society. In 1972 he received his Law Degree from the Duke Law School and currently serves on the Advisory Council. He is a member of the International Bar Association and the Pennsylvania Bar Association where he serves as Chairman, International and Comparative Law Section.

John Steven Lawler, age 47, has been the Chief Financial Officer, Executive Vice President and Director of Deer Valley Corporation and Chief Financial Officer and Director of Deer Valley Homebuilders, Inc. (“DVH”) since 2006. As part of the DVH’s founding group, since April 2004, Mr. Lawler, a certified public accountant, has served as Chief Financial Officer for DVH. From 2001 until 2004, he served as ERP and IT Project Manager for Cavalier Homes, Inc. From 1999 until 2001, Mr. Lawler worked as the ERP Team Leader for Financial Accounting for Cavalier Homes, Inc. Mr. Lawler holds a Bachelor of Science in Business Administration from the University of Alabama.

Damien J. Park, age 44, has served as the Managing Partner of Hedge Fund Solutions LLC, a management consulting firm focused on helping public-company clients make lasting improvements to their performance through strategic, operational and best-in-class corporate governance initiatives, since its formation in 2004. Mr. Park has also served as the President and CEO of Hibernian Partners, Inc., a strategy management consulting firm, since 1998. Mr. Park serves as a Director and Chairman of the Board, and a member of the Compensation and Governance Committees of iPass, Inc, a technology company enabling Wi-Fi mobile connectivity services, since May 2015. Mr. Park is a founding board member of Nightlight Foundation, LLC, a non-profit organization designed to support individuals with autism through affordable, supervised residential living. Mr. Park earned a B.S. from Delaware Valley College and his MBA from Trinity College in Dublin, Ireland.

Charles L. Murphree, Jr., age 54 has been a member of the Board of Directors of Deer Valley Corporation and of DVH since 2006, Vice President and General Manager of Deer Valley Homebuilders, Inc. As one of the founders of DVH, since April of 2004, Mr. Murphree has served as a Corporate Director, Sales Manager and Vice President of DVH. From 2003 until 2004, Mr. Murphree served as Plant Manager for Clayton Homes, Inc. From 2000 through 2003, Mr. Murphree worked as General Manager of the Energy and LifeStyle Divisions of Southern Energy Homes, Inc. Mr. Murphree graduated from the University of Alabama Huntsville with a Bachelor of Science in Business Administration.

Significant Employees

Other than the executive officers of Deer Valley named above, no other employees are required to be disclosed under this item. Because of their importance to the success of the Company, Deer Valley maintains “key man” life insurance policies, with Deer Valley as beneficiary, on John Steven Lawler, and Charles L Murphree, Jr.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Name of Filer	Title	# of Late Reports	# of Transactions not timely reported	# of Failure to File
Anthony J. Bonidy	Director	0	1	1
Lodovico de Visconti	Officer/ Director	0	1	1

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

Audit Committee

Our Audit Committee comprised of Messrs. Lodovico de Visconti, Ronald W. Frank and Damien J. Park. The purpose of the audit committee is to assist the board of directors in its oversight of management’s conduct of our financial reporting process. The Board has determined that Mr. Lodovico de Visconti, the Chairperson of the Audit Committee, meets the definition of “Audit Committee financial expert,” as such term is defined under SEC rules.

ITEM 11.	EXECUTIVE COMPENSATION

Summary of Executive Compensation

The following table sets forth information regarding the compensation earned by our Chief Executive Officer and each of our most highly compensated executive officers whose total compensation exceeded $100,000 for the fiscal year ended January 2, 2016 with respect to services rendered by such persons.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary		Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation			Non-qualified deferred compensation earnings	All Other Compensation			Total
Charles G. Masters (1)	2015 2014	$	— 150,000	— —	— —	— —		— —		— —	$	— 110,000	(6)	$	— 260,000

Joel Stephen Logan, II	2015 2014	$ $	106,115 92,750	— —	— —	— —		— —		— —	$	— 10,000	(7)	$ $	106,115 102,750

Charles L. Murphree, Jr.	2015 2014	$ $	106,115 92,750	— —	— —	— —	$ $	215,101 121,800	(2) (3)	— —	$ $	10,002 21,667	(8) (9)	$ $	331,216 236,217

John Steven Lawler	2015 2014	$ $	103,500 95,442	— —	— —	— —	$ $	152,581 88,949	(4) (5)	— —	$	— 10,000	(7)	$ $	256,081 194,391

(1)	On January 18, 2006, Mr. Masters was elected to serve as a Director, Chief Executive Officer, and President of the Company. Mr. Masters’ salary was $150,000 per year in 2014. On December 31, 2014, Mr. Masters retired as Chief Executive Officer and President of the Company.
(2)	Non-equity incentive plan compensation consisted of “hitch” bonuses and profit-sharing arrangements described in “Employment Agreements with Named Executive Officers” below. Amount reflects accruals in fiscal year 2015, including a “hitch” bonus of $4,200 and profit-sharing of $77,393 accrued but unpaid in 2015. In 2015, Mr. Murphree was paid $53,880 as a “hitch bonus,” which includes $3,000 accrued but unpaid in 2014, and $123,529 in profit-sharing, which includes $40,901 accrued but unpaid in 2014.
(3)	Non-equity incentive plan compensation consisted of “hitch” bonuses and profit-sharing arrangements described in “Employment Agreements with Named Executive Officers” below. Amount reflects accruals in fiscal year 2014, including a “hitch” bonus of $3,000 and profit-sharing of $40,901 accrued but unpaid in 2014. In 2014, Mr. Murphree was paid $46,680 as a “hitch bonus,” which includes $3,180 accrued but unpaid in 2013, and $79,999 in profit-sharing, which includes $45,600 accrued but unpaid in 2013.
(4)	Non-equity incentive plan compensation consisted of “hitch” bonuses and profit-sharing arrangements described in “Employment Agreements with Named Executive Officers” below. Amount reflects accruals in fiscal year 2015, including a “hitch” bonus of $3,500 and profit-sharing of $51,594 accrued but unpaid in 2015. In 2015, Mr. Lawler was paid $44,900 as a “hitch bonus,” which includes $2,500 accrued but unpaid in 2014, and $82,354 in profit-sharing, which includes $27,267 accrued but unpaid in 2014.
(5)	Non-equity incentive plan compensation consisted of “hitch” bonuses and profit-sharing arrangements described in “Employment Agreements with Named Executive Officers” below. Amount reflects accruals in fiscal year 2014, including a “hitch” bonus of $2,500 and profit-sharing of $27,267 accrued but unpaid in 2014. In 2014, Mr. Lawler was paid $38,900 as a “hitch bonus,” which includes $2,650 accrued but unpaid in 2013, and $53,332 in profit-sharing, which includes $30,400 accrued but unpaid in 2013.
(6)	Amount relates to severance agreement and director fees in the respective fiscal year. On December 31, 2014, Mr. Masters retired as Chief Executive Officer and President of the Company. Mr. Masters was paid a lump sum payment of $100,000 per the severance agreement.
(7)	Amount relates to director fees in the respective fiscal year.
(8)	Amount relates to health insurance premiums in the respective fiscal year.
(9)	Amount relates to health insurance premiums and director fees in the respective fiscal year.

Employment Agreements with Named Executive Officers

Effective July 1, 2012, DVH entered into the First Amended and Restated Employment Agreement with Joel Stephen Logan, II. Under the terms of Mr. Logan’s Employment Agreement, Mr. Logan is (a) entitled to receive a fixed annual salary of $91,000, (b) an annual discretionary compensation bonus as determined by the Board of Directors in its sole discretion, and (c) entitled to receive health benefits and coverage, as provided by DVH. Mr. Logan’s Employment Agreement and non-compete expired on January 18, 2016. Effective as of the end of the term of his employment agreement, Mr. Logan resigned as the Chief Operating Officer and Vice President of DVC, the President of DVH, the Vice President of DVHRS and Vice President of DVF.

Effective July 1, 2012, DVH entered into the First Amended and Restated Employment Agreement with Charles L. Murphree, Jr. Under the terms of Mr. Murphree’s Employment Agreement, Mr. Murphree is (a) entitled to receive a fixed annual salary of $78,000 through June 4, 2013 and $91,000 for the remainder of the term, (b) entitled to receive a monthly “hitch bonus” of $60.00 per “floor” produced by DVH, (c) is eligible to participate and receive 4.5% of the net income before taxes of DVH, and (d) entitled to receive health benefits and coverage, as provided by DVH. The term of Mr. Murphree’s Employment Agreement and non-compete expired on January 18, 2016.

Effective September 30, 2014, DVH entered into the Second Amended and Restated Employment Agreement with John Steven Lawler. Under the terms of Mr. Lawler’s Employment Agreement, Mr. Lawler is (a) entitled to receive a fixed annual salary of $101,000 through January 18, 2016 and $116,000 for the remainder of the term, (b) entitled to receive a monthly “hitch bonus” of $50.00 per “floor” produced by DVH, (c) is eligible to participate and receive 3.0% of the net income before taxes of DVH, and (d) entitled to receive health benefits and coverage, as provided by DVH. The term of Mr. Lawler’s Employment Agreement expires on May 31, 2018. Mr. Lawler is subject to a non-compete that expires on the later of one year after termination of employment.

Each of the employment agreements described above provides for severance payments, in the amount of the unpaid fixed annual salary due under the remaining term of such agreements (or twenty-four months, if the remaining term is greater than twenty-four months).

Outstanding Equity Awards

The following table sets forth information concerning unexercised options, stock that has not vested and equity incentive plan awards for our Chief Executive Officer and each of our most highly compensated executive officers whose total compensation exceeded $100,000 for the fiscal year ended January 2, 2016 with respect to services rendered by such persons.

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

Compensation of Directors

The following table sets forth information concerning compensation of the directors who are not included in the Summary Compensation Table or the Outstanding Equity Awards at Fiscal Year-End table above for the fiscal year ended January 2, 2016 with respect to services rendered by such persons.

DIRECTOR COMPENSATION

Name	Year	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
John N. Giordano(1)	2015	—	—	—	—	—	—	—
	2014	$10,000	—	—	—	—	—	$10,000

Timothy E. Brog(2)	2015	$861	—	—	—	—	—	$861
	2014	—	—	—	—	—	—	—

Kevin A. Cavanaugh(2)	2015	$4,864	—	—	—	—	—	$4,864
	2014	—	—	—	—	—	—	—

Julius Bloomston(2)	2015	$4,864	—	—	—	—	—	$4,864
	2014	—	—	—	—	—	—	—

Damien J. Park	2015	$9,864	—	—	—	—	—	$9,864
	2014	—	—	—	—	—	—	—

Anthony J. Bonidy	2015	$5,000	—	—	—	—	—	$5,000
	2014	—	—	—	—	—	—	—

Lodovico de Visconti	2015	$5,000	—	—	—	—	—	$5,000
	2014	—	—	—	—	—	—	—

Ronald W. Frank	2015	$5,000	—	—	—	—	—	$5,000
	2014	—	—	—	—	—	—	—

In addition, the Company reimburses directors for their reasonable expenses for attending Board and Board Committee meetings.

(1)	Mr. Giordano resigned as a Member of the Board of Director of the Company effective October 6, 2014.
(2)	Messrs. Brog, Cavanaugh, and Bloomston resigned as a Member of the Board of Directors of the Company effective April 15, 2015

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

Security Ownership of Certain Beneficial Owners and Management

The table below sets forth information with respect to the beneficial ownership of our capital stock as of March 15, 2016 for (i) any person whom we know to be the beneficial owner of more than 5% of our outstanding common stock (ii) each of our directors or those nominated to be directors, and executive officers and (iii) all of our directors and executive officers as a group.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Title of Class	Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percent of Class(2)
Common Stock	Peerless Systems Corporation	12,436,458 Direct Ownership(3)	80.1%
Common Stock	Anthony J. Bonidy, Member of the Board of Directors of Deer Valley Corporation	12,436,458 Indirect Ownership(3)	80.1%
Common Stock	Lodovico de Visconti, Member of the Board of Directors of Deer Valley Corporation	12,436,458 Indirect Ownership(3),(4)	80.1%
Common Stock	Ronald Leplae	858,732 Indirect Ownership(5)	5.52%
Common Stock	Anthony J. Bonidy and Theresa M. Clark, as co-trustees of (a) the remainder trusts for Raymond J. Lane III and Catherine Victoria Lane under the RJL 2004 Grantor Retained Annuity Trust No. 9, and (b) the remainder trusts for Raymond J. Lane III and Catherine Victoria Lane under the SHL 2004 Grantor Retained Annuity Trust No. 9.	1,865,468 Indirect Ownership(6)	12.02%
Common Stock	Ronald W. Frank, Member of the Board of Directors of Deer Valley Corporation	0	0%
Common Stock	Damien J. Park, Member of the Board of Directors of Deer Valley Corporation	0	0%
Common Stock	Charles L. Murphree, Jr., Member of the Board of Directors of Deer Valley Corporation and of DVH, Executive Vice President and General Manager of DVH	144,353 Direct Ownership	*
Common Stock

John Steven Lawler,

Member of the Board of Directors of Deer Valley Corporation and of DVH, Chief Financial Officer and Executive Vice President of Deer Valley Corporation and Chief Financial Officer of DVH

		72,178 Direct Ownership	*
Common Stock	All executive officers and directors as a group (6 persons)	12,652,989	81.6%

*	Less than 1%.
(1)	Unless otherwise indicated, the mailing address of the shareholder is 205 Carriage St., Guin, Alabama 35563.
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
(3)	Anthony J. Bonidy and Lodovico de Visconti, each a member of the Board of Directors of the Company, are the sole members of the Board of Directors of Peerless Systems Corporation and the sole officers of Peerless Systems Corporation. Anthony J. Bonidy and Lodovico de Visconti, jointly have sole voting and dispositive control over these securities owned by Peerless Systems Corporation. For purposes of Rule 13d-3 under the Securities Exchange Act of 1934, as amended, Anthony J. Bonidy and Lodovico de Visconti may be deemed to beneficially own, but has disclaimed ownership of, all shares owned by Peerless Systems Corporation, a Delaware corporation with an address of 650 Smithfield Street, Suite 705 Pittsburgh, PA 15238. The mailing address of Peerless Systems Corporation, Mr. Bonidy, and Mr. de Visconti is 650 Smithfield Street, Suite 705 Pittsburgh, PA 15238. Except as stated in footnote (4), (5) and (6) below, no person, through ownership of Peerless Systems Corporation, is the beneficial owner of more than five (5%) percent of the common stock of the Company.
(4)	Lodovico de Visconti, based on his 34.323% ownership of Peerless Systems Corporation, is an indirect beneficial owner of 27.493% of the common stock of the Company. For purposes of Rule 13d-3 under the Securities Exchange Act of 1934, as amended, Lodovico de Visconti may be deemed to beneficially own, but has disclaimed ownership of, all shares owned by Peerless Systems Corporation. The mailing address of Mr. de Visconti is 650 Smithfield Street, Suite 705 Pittsburgh, PA 15238.
(5)	Ronald Leplae, based on his 6.89% ownership of Peerless Systems Corporation, is an indirect beneficial owner of 5.52% of the common stock of the Company. For purposes of Rule 13d-3 under the Securities Exchange Act of 1934, as amended, if Mr. Leplae may be deemed to beneficially own, but has disclaimed ownership of, all shares owned by Peerless Systems Corporation. The mailing address of Mr. Leplae is 650 Smithfield Street, Suite 705 Pittsburgh, PA 15238.
(6)	Anthony J. Bonidy and Theresa M. Clark, as co-trustees of (a) the remainder trusts for Raymond J. Lane III and Catherine Victoria Lane under the RJL 2004 Grantor Retained Annuity Trust No. 9, and (b) the remainder trusts for Raymond J. Lane III and Catherine Victoria Lane under the SHL 2004 Grantor Retained Annuity Trust No. 9 (the “Trusts”). The trustees of the Trusts, through 15% ownership of Peerless Systems Corporation, are an indirect beneficial owner of 12.02% percent of the common stock of the Company. For purposes of Rule 13d-3 under the Securities Exchange Act of 1934, as amended, if the trustees of the Trusts are deemed to beneficially own, but has disclaimed ownership of, all shares owned by Peerless Systems Corporation. The mailing address of the trustees for the Trusts is 650 Smithfield Street, Suite 705 Pittsburgh, PA 15238.

Change in Control and Acquisition

On February 12, 2015, Mobius Acquisition, LLC, a Delaware limited liability company (“Mobius”), through its wholly-owned subsidiary Mobius Acquisition Merger Sub, Inc. acquired all outstanding shares of Peerless Systems Corporation, a Delaware corporation (“Peerless”) for $7.00 per share through a merger under Section 251(h) of the Delaware General Corporation Law (the “Merger”). As a result of the Merger, Mobius is now the sole shareholder or Peerless.

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

On December 22, 2015, Deer Valley entered into that certain Secured Convertible Note and Security Agreement with BLU Autoworks LLC, a Delaware limited liability company (the “Borrower”), pursuant to which Deer Valley loaned Three Million and No/100 Dollars ($3,000,000) to Borrower (the “Initial Advance”). The Secured Convertible Note provides that Borrower may, as agreed to by Deer Valley, borrower up to an additional One Million and No/100 Dollars ($1,000,000) (collectively, with the Initial Advance, the “Loan’). The Loan bears interest at a rate of five percent (5.0%) per annum, matures on June 30, 2016, and is secured by the assets of the Borrower. Deer Valley may, at its option, convert the outstanding principal and interest of the Loan into membership interests in Borrower, which membership interests shall entitle Deer Valley to receive, upon liquidation of Borrower, shares of Tua Autoworks Holdings S.à.r.l. (“Tua Luxembourg”) equal to 5.74% of the outstanding capital shares of Tua Luxembourg, or, if Deer Valley elects to request an independent valuation analysis, such percentage of the shares of Tua Luxembourg as determined by an independent valuation analysis. Tua Luxembourg and Borrower are developing an automobile manufacturing business located in Italy.

Anthony J. Bonidy and Lodovico de Visconti are members of the Board of Directors of Deer Valley, Lodovico de Visconti is the sole manager of the Borrower, and Anthony J. Bonidy and Lodovico de Visconti are the sole members of the Board of Directors of Tua Luxembourg. Anthony J. Bonidy and Lodovico de Visconti directly, or indirectly, control the voting capital stock of Deer Valley, Borrower, and Tua Luxembourg.

Corporate Governance - Director Independence

The Company’s stock is quoted on the Over The Counter Bulletin Board, which does not have director independence requirements. Under Item 407(a) of Regulation S-K, the Company has chosen to measure the independence of its directors under the under definition of independence in the Nasdaq listing standards. Under such definition, Mr. Damien J. Park satisfy the independence requirement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Pre-Approval Policies and Procedures

Prior to engaging our accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

Audit Fees Disclosure

The aggregate following table presents fees for professional services rendered by Thomas Howell Ferguson P.A. (THF) for the audit of our annual financial statements for 2015 and 2014 and fees billed for audit-related services, tax services and all other services rendered by THF for 2015 and 2014.

	THF	THF
	2015	2014
Audit fees (a)	$88,651	$135,029
Tax fees	$15,822	$20,819
All other fees	$—	$13,910

(a)	Fees for the audit of our annual financial statements and quarterly reviews. Includes amounts for expenses incurred during the audit.

ITEM 15.	EXHIBITS

Exhibit No.	Description

3.01	Articles of Incorporation of Deer Valley Corporation (1)

3.02	Amended and Restated Bylaws of Deer Valley Corporation (12)

4.01	Certificate of Designation, Rights, and Preferences of Series A Convertible Preferred Stock (1)

4.02	Certificate of Designation, Rights, and Preferences of Series C Convertible Preferred Stock (1)

4.03	Certificate of Designation, Rights, and Preferences of Series E Convertible Preferred Stock (2)

10.01	Form of Loan Agreement – Real Estate Loan (3)

10.02	Form of Commercial Promissory Note – Real Estate Loan (3)

10.03	Form of Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing (3)

10.04	Form of Guaranty of Loan, Cytation Corp. – Real Estate Loan (3)

10.05	Form of Guaranty of Loan, DeerValley Acquisitions Corp. – Real Estate Loan (3)

10.06	Form of Guaranty of Deer Valley Corporation – 21st Mortgage (4)

10.07	Form of Guaranty of Deer Valley Corporation – Textron (4)

10.08	Deer Valley Corporation 2007 Long Term Incentive Plan effective July 1, 2007 (5)

10.09	Form of Stock Option Agreement - LTIP (5)

10.10	Revolving Credit Loan and Security Agreement - $7,500,000 Revolving Credit Loan (6)

10.11	Revolving Credit Note - $7,500,000 (6)

10.12	Revolving Credit Loan and Security Agreement - $5,000,000 Revolving Credit Loan (6)

10.13	Revolving Credit Note - $5,000,000 (6)

10.14	Amendment to Loan Agreement - Real Estate Loan (7)

10.15	Amendment to Loan Agreement - $7,500,000 Revolving Credit Loan (7)

10.16	Amendment to Loan Agreement - $5,000,000 Revolving Credit Loan (7)

10.17	Amendment to Loan Agreement – Real Estate Loan (8)

10.18	Renewal Commercial Promissory Note - $1,256,000(8)

10.19	Guaranty of Loan Agreement – Deer Valley Corporation (8)

10.20	Guaranty of Loan Agreement – Deer Valley Finance Corporation (8)

10.21	Second Amendment to Revolving Credit Loan and Security Agreement - $5,000,000 (9)

10.22	Revolving Credit Note - $5,000,000 (9)

10.23	Second Amendment to Revolving Credit Loan and Security Agreement - $3,000,000 (9)

10.24	Revolving Credit Note - $3,000,000 (9)

10.25	Third Amendment to Revolving Credit Agreement - $5,000,000 (10)

10.26	Third Amendment to Revolving Credit Agreement - $3,000,000(10)

10.27	Fourth Amendment to Loan Agreement – Real Estate Loan (10)

10.28	First Amended and Restated Agreement – Joel Stephen Logan, II (11)

10.29	First Amended and Restated Agreement - Charles L. Murphree, Jr. (11)

10.30	Amended and Restated Agreement - John Steven Lawler (13)

10.31	Severance Agreement – Charles G. Masters (14)

10.32	Fifth Amendment To Revolving Credit Loan And Security Agreement ($2,500,000 Revolving Line) (15)

10.33	Renewal Revolving Credit Note ($3,000,000 Revolving Line) (15)

10.34	Fifth Amendment To Revolving Credit Loan And Security Agreement ($3,000,000 Revolving Line) (15)

10.35	Renewal Revolving Credit Note ($3,000,000 Revolving Line) (15)

10.36	Secured Convertible Note. (16)

10.37	Security Agreement. (16)

10.38	Bargain Sale Agreement and Initial Escrow Instructions (16)

21.01	List of Subsidiaries of the Company. (17)

31.01	Certification of Chief Financial Officer (as principal financial officer and acting principal executive officer) pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 30, 2014. (17)

32.01	Certification of Chief Financial Officer (as principal financial officer and acting principal executive officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 30, 2014. (17)

101.INS	XBRL Instance Document (17)

101.SCH	XBRL Taxonomy Extension Scheme Document (17)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (17)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (17)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (17)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (17)

(1)	Previously filed as an exhibit to the Form 8-K, filed with the SEC on July 28, 2006 and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Form 10-QSB, filed with the SEC on November 20, 2006 and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Form 8-K filed with the SEC on June 1, 2006 and incorporated herein by reference.
(4)	Previously filed as an exhibit to the Form 10-KSB, filed with the SEC on April 11, 2007 and incorporated herein by reference.
(5)	Previously filed as an exhibit to the Form 10-QSB, filed with the SEC on November 6, 2007 and incorporated herein by reference.
(6)	Previously filed as an exhibit to the Form 8-K filed with the SEC on October 19, 2009 and incorporated herein by reference.
(7)	Previously filed as an exhibit to the Form 8-K, filed with the SEC on April 8, 2010 and incorporated herein by reference.
(8)	Previously filed as an exhibit to the Form 8-K, filed with the SEC on July 12, 2011 and incorporated herein by reference.
(9)	Previously filed as an exhibit to the Form 8-K, filed with the SEC on October 25, 2011 and incorporated herein by reference.
(10)	Previously filed as an exhibit to the Form 8-K, filed with the SEC on April 25, 2012 and incorporated herein by reference.
(11)	Previously filed as an exhibit to the Form 8-K, filed with the SEC on June 28, 2012 and incorporated herein by reference.
(12)	Previously filed as an exhibit to the Form 8-K,/A filed with the SEC on October 7, 2014 and incorporated herein by reference.
(13)	Previously filed as an exhibit to the Form 10-Q, filed with the SEC on November 12, 2014 and incorporated herein by reference.
(14)	Previously filed as an exhibit to the Form 10-K, filed with the SEC on March 27, 2014 and incorporated herein by reference.
(15)	Previously filed as an exhibit to the Form 8-K, filed with the SEC on August 7, 2015 and incorporated herein by reference.
(16)	Previously filed as an exhibit to the Form 8-K, filed with the SEC on December 30, 2015 and incorporated herein by reference.
(17)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEER VALLEY CORPORATION

By:	/s/ John S. Lawler
John S. Lawler, Chief Financial Officer
(Acting Principal Executive Officer, Principal Financial Officer and Accounting Officer) and Director

Date: April 1, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company and in the capacities indicated on April 1, 2016.

Signature	Title

/s/ John S Lawler	Chief Financial Officer (Acting Principal Executive Officer, Principal Financial Officer and Accounting Officer) and Director
John S. Lawler

/s/ Charles L Murphree	Director
Charles L Murphree

/s/ Damien J Park	Director
Damien J. Park

/s/ Anthony J. Bonidy	Director
Anthony J. Bonidy

/s/ Lodovico de Visconti	Director
Lodovico de Visconti

/s/ Ronald W. Frank	Director
Ronald W. Frank